Form 10-Q
period 1996-06-30
US XPRESS ENTERPRISES INC
filed 1996-08-14
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission file number
JUNE 30, 1996                                                    0-24806


                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


NEVADA                                                                62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)

2931 SOUTH MARKET STREET
CHATTANOOGA, TENNESSEE                        37410                   (423) 697-7377
(Address of principal executive offices)    (Zip Code)  (Registrant's telephone no.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No
                                 -------    -------

     As of June 30, 1996, 9,035,398 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION
          Item 1.    Consolidated Financial Statements..................... 3
          -------
          Consolidated Statements of Operations
               for the Three Months Ended
               June 30, 1996 and 1995...................................... 4

          Consolidated Balance Sheets as of
               June 30, 1996 and March 31, 1996............................ 5

          Consolidated Statements of Cash Flows for the
               Three Months Ended June 30, 1996 and 1995................... 7

          Notes to Consolidated Financial Statements....................... 8

          Item 2.    Management's Discussion and Analysis
          -------
                     of Financial Condition and Results
                     of Operations........................................ 11

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K...................... 16
          ------


SIGNATURES................................................................ 17

                         U.S. XPRESS ENTERPRISES, INC.

                                    PART I

                             FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

      The interim consolidated financial statements contained herein reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

      Operating results for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

      These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 1996 Annual Report to Stockholders, which is incorporated by reference in the Company's Form 10-K filed with the Securities and Exchange Commission on June 28, 1996).

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30,
                                                                               1996                    1995
                                                                            ----------              ----------
OPERATING REVENUE                                                          $   87,817              $   65,031
                                                                            ----------              ----------
OPERATING EXPENSES:
  Salaries, wages and employee benefits, including contract wages              36,208                  29,126
  Fuel and fuel taxes                                                          14,351                  11,006
  Vehicle rents                                                                 4,706                   3,943
  Depreciation and amortization                                                 4,316                   4,006
  Purchased transportation                                                      6,394                   3,405
  Operating expenses and supplies                                               6,119                   4,884
  Insurance premiums and claims                                                 4,289                   2,985
  Operating taxes and licenses                                                  1,453                   1,226
  Communications and utilities                                                  1,547                   1,103
  Cost of installation supplies sold                                            2,191                       -
  Building rental                                                               1,192                     543
  Bad debt expense                                                                208                     137
  General and other operating expenses                                          2,655                   1,817
  Gain on sales of equipment                                                      (53)                   (129)
  Equity in earnings of unconsolidated affiliate                                    -                     (76)
                                                                            ----------              ----------
      Total operating expenses                                                 85,576                  63,976
                                                                            ----------              ----------

INCOME FROM OPERATIONS                                                          2,241                   1,055
                                                                            ----------              ----------

OTHER INCOME (EXPENSE):
  Interest expense, net                                                        (1,352)                 (1,262)
  Other income (expense), net                                                       7                       4
                                                                            ----------              ----------
      Total other expense                                                      (1,345)                 (1,258)
                                                                            ----------              ----------

INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT                               896                    (203)


INCOME TAX (PROVISION) BENEFIT                                                   (344)                    115
                                                                            ----------              ----------
NET INCOME (LOSS)                                                    $            552   $                 (88)
                                                                            ----------              ----------
EARNINGS (LOSS) PER COMMON SHARE                                     $           0.05   $               (0.01)
                                                                            ==========              ==========
WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS OUTSTANDING                                     12,135                  12,061
                                                                            ----------              ----------

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In Thousands)

                                                                        JUNE 30, 1996         MARCH 31, 1996
                                                                        -------------         ---------------
                                                                         (Unaudited)
                            ASSETS
- - ----------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $         794         $         4,378
  Customer receivables, net of allowance                                       49,837                  41,910
  Other receivables                                                             3,785                   4,318
  Prepaid insurance and licenses                                                2,423                   4,837
  Operating supplies                                                            3,951                   4,033
  Deferred income taxes                                                         3,888                   3,888
  Other current assets                                                            450                     482
                                                                        -------------         ---------------
      Total current assets                                                     65,128                  63,846
                                                                        -------------         ---------------

PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                                                            2,718                   2,232
  Revenue and service equipment                                               129,314                 126,501
  Furniture and equipment                                                      10,245                  10,325
  Leasehold improvements                                                        5,177                   5,086
                                                                        -------------         ---------------
                                                                              147,454                 144,144
                                                                        -------------         ---------------

  Less accumulated depreciation and amortization                              (43,057)                (39,702)
                                                                        -------------         ---------------
      Net property and equipment                                              104,397                 104,442
                                                                        -------------         ---------------

OTHER ASSETS:
  Goodwill, net                                                                 6,524                   6,579
  Other                                                                         3,031                   2,954
                                                                        -------------         ---------------
      Total other assets                                                        9,555                   9,533
                                                                        -------------         ---------------


TOTAL ASSETS                                                            $     179,080         $       177,821
                                                                        =============         ===============

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                (In Thousands)


                                                          JUNE 30, 1996      MARCH 31, 1996
                                                          --------------     ---------------
                                                            (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                        $      11,104      $       10,025
  Accrued wages and benefits                                      4,119               5,543
  Claims and insurance accruals                                  11,178              11,465
  Other accrued liabilities                                       3,780               3,378
  Current maturities of long-term debt                           14,208              13,829
                                                          --------------     ---------------
      Total current liabilities                                  44,389              44,240
                                                          --------------     ---------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        63,080              61,789
                                                          --------------     ---------------

DEFERRED INCOME TAXES                                            10,885              10,885
                                                          --------------     ---------------

OTHER LONG-TERM LIABILITIES                                       5,084               5,821
                                                          --------------     ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                               -                   -
  Common stock Class A, $.01 par value, 30,000,000
    shares authorized, 9,035,398 and 9,034,884
    shares issued and outstanding at June 30, 1996
    and March 31, 1996, respectively                                 90                  89
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at June 30, 1996 and March 31, 1996                  30                  30
  Additional paid-in capital                                     33,777              33,774
  Retained earnings                                              22,117              21,565
  Notes receivable from stockholders                               (372)               (372)
                                                          --------------     ---------------
      Total stockholders' equity                                 55,642              55,086
                                                          --------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        179,080   $         177,821
                                                          ==============     ===============

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)
                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                        1996                1995
                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $       552         $       (88)
  Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Deferred income tax provision                                             -                  48
    Depreciation and amortization                                         4,316               4,006
    Gain on sales of equipment                                              (53)               (129)
    Equity in earnings of unconsolidated affiliate                            -                 (76)
    Net increase in receivables                                          (7,394)             (2,766)
    Decrease in prepaid insurance and licenses                            2,415                 755
    Decrease in operating supplies                                           82                 143
    (Increase) decrease in other assets                                    (140)                 31
    Increase in accounts payable and other accrued liabilities            1,194               1,693
    Decrease in accrued wages and benefits                               (1,424)               (907)
    Other                                                                     4                   -
                                                                    -----------         -----------
      Net cash provided (used) by operating activities                     (448)              2,710
                                                                    -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                       (5,291)             (4,314)
  Proceeds from sales of property and equipment                           1,086               1,002
                                                                    -----------         -----------
      Net cash used in investing activities                              (4,205)             (3,312)
                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                    3,000                 374
  Payment of long-term debt                                              (3,420)             (4,379)
  Borrowings under long-term debt                                         2,225                   -
  Decrease in other liabilities                                            (736)               (272)
                                                                    -----------         -----------
      Net cash provided (used) in financing activities                    1,069              (4,277)
                                                                    -----------         -----------
NET DECREASE IN CASH                                                     (3,584)             (4,879)
  Cash, beginning of period                                               4,378               6,367
                                                                    -----------         -----------
  Cash, end of period                                               $       794         $     1,488
                                                                    -----------         -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                          $     1,514         $     1,370
                                                                    -----------         -----------
  Cash paid during the period for income taxes                      $       142         $       168
                                                                    -----------         -----------

         (See accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION AND OPERATIONS

    U.S. Xpress Enterprises, Inc. ("Enterprises" or the "Company") is a holding company which operates primarily through several wholly-owned subsidiaries: U.S. Xpress, Inc. ("U.S. Xpress"), National Xpress Logistics, Inc. ("NXL"), CSI/Crown, Inc. ("CSI/Crown") and Hall Systems, Inc. ("Hall Systems"). U.S. Xpress is a time-definite truckload carrier providing service to the continental 48 states and Canada; NXL is a contract logistics management provider; CSI/Crown is a freight consolidator to the floorcovering industry and Hall Systems is a regional truckload carrier providing service to 14 states in the Southeast.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

PROPERTY AND EQUIPMENT

    Depreciation and amortization of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value) as follows:

    Buildings........................................ 10-30 years
    Revenue and service equipment...................... 3-7 years
    Furniture and equipment............................ 3-7 years
    Leasehold improvements............................. 5-6 years

    Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company's statement of operations, with the exception of gains on trade-ins, which are included in the basis of the new asset.

INCOME TAXES

    Income taxes are accounted for using the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes". Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONTRACT WAGES

     The Company leases a substantial portion of its personnel, including drivers, from an independent personnel leasing company. Under the lease agreements, the Company pays a contracted amount per person and the personnel leasing company has the responsibility for payroll, unemployment insurance and workers' compensation claims.

EARNINGS PER SHARE

     Earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stock options.

RECLASSIFICATIONS

     Certain reclassifications have been made in the fiscal 1996 financial statements to conform with the fiscal 1997 presentation.

3.   COMMITMENTS AND CONTINGENCIES

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $3,055,000 outstanding at June 30, 1996. The letters of credit are maintained primarily to support the Company's insurance program.

4.   REVOLVING LINE OF CREDIT AGREEMENT

     The Company has an unsecured credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until November, 1997, at which time it will convert to a three year installment loan, if not extended or renewed.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000,000. At June 30, 1996, $12,464,000 was unused and available to the Company under the Credit Agreement.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledge of assets as security on other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants during the period ended June 30, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's operating subsidiaries each serve different transportation service markets but utilize an integrated operating and marketing strategy. U.S. Xpress serves the medium-to-long haul market segment. CSI/Crown offers specialized transportation services, principally to the floorcovering industry. Hall Systems serves the short-to-medium haul market segment in the southeastern United States. NXL provides contract logistics management services.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                    1996              1995
                                                                  --------          --------
OPERATING REVENUE                                                      100%              100%
                                                                  --------          --------
OPERATING EXPENSES:
  Salaries, wages and employee benefits, including contract wages     41.2              44.8
  Fuel and fuel taxes                                                 16.3              16.9
  Vehicle rents                                                        5.4               6.1
  Depreciation and amortization                                        4.9               6.2
  Purchased transportation                                             7.3               5.2
  Operating expenses and supplies                                      7.0               7.5
  Insurance premiums and claims                                        4.9               4.6
  Operating taxes and licenses                                         1.7               1.9
  Communications and utilities                                         1.8               1.7
  Cost of installation supplies sold                                   2.5                 -
  Building rental                                                      1.4               0.8
  Bad debt expense                                                     0.2               0.2
  General and other operating expenses                                 3.0               2.8
  Gain on sales of equipment                                          (0.1)             (0.2)
  Equity in earnings of unconsolidated affiliate                         -              (0.1)
                                                                  --------          --------
      Total operating expenses                                        97.5              98.4
                                                                  --------          --------
INCOME FROM OPERATIONS                                                 2.5               1.6
OTHER INCOME (EXPENSE):
  Interest expense, net                                               (1.5)             (1.9)
  Other income (expense), net                                            -                 -
                                                                  --------          --------
      Total other expense                                             (1.5)             (1.9)
                                                                  --------          --------
INCOME (LOSS) BEFORE INCOME TAX (PROVISION) BENEFIT                    1.0              (0.3)
INCOME TAX (PROVISION) BENEFIT                                        (0.4)              0.2
                                                                  --------          --------
NET INCOME (LOSS)                                                      0.6%             (0.1)
                                                                  ========          ========

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996 TO THE
THREE MONTHS ENDED JUNE 30, 1995

     Since early in calendar 1995, overcapacity in the truckload sector of the transportation industry has contributed to soft freight demand, increased competition and somewhat softer freight rates. As a result, the Company experienced a decline in equipment utilization and average revenue per revenue mile during fiscal 1996. These factors, combined with increased driver wages and other costs resulted in an overall increase in the Company's operating expenses as a percentage of operating revenue during fiscal 1996. In order to improve its equipment utilization, the Company revised its fleet expansion plans in order to reduce the growth rate of its tractor fleet. Management expects to continue to limit the growth rate of the Company's tractor fleet until market conditions improve.

     In addition to revising its fleet expansion plans, the Company is attempting to control costs through the consolidation of certain of its operating subsidiaries and by refocusing the logistics operations. These measures were designed to reduce back office personnel costs and further improve equipment utilization. Crown and CSI/Reeves were merged on January 1, 1996 to form one company operated as CSI/Crown. The Company merged U.S. Xpress and Southwest Motor Freight, Inc. a former subsidiary, on April 1, 1996 to form one company operated as U.S. Xpress. These mergers eliminated duplicate back office activities previously performed at each of the companies. The operations of NXL are being refocused to position that company as a high service, third party provider of truckload and intermodal services. Further expansion into additional logistics services are expected to be implemented only as the freight transportation market strengthens.

     The Company's continuing efforts to improve equipment utilization and to reduce operating expenses as a percent of revenues had favorable results during the first quarter of fiscal 1997 ended June 30, 1996. During the quarter ended June 30, 1996, revenue per tractor per week increased 6.4% to $2,806, compared to $2,638 in the same period in 1995. The Company's operating ratio declined to 97.5% during the three months ended June 30,1996, compared to 98.4% during the same period in 1995.

     Operating revenue during the three month period ended June 30, 1996 increased $22.8 million, or 35.0%, to $87.8 million, compared to $65.0 million during the same period in 1995. This increase resulted primarily from the 1995 acquisitions of CSI/Reeves and Hall Systems, which combined contributed $17.6 million of the $22.8 million increase. The Company's U.S. Xpress unit contributed $5.9 million to the increase. Increased U.S. Xpress revenues resulted from increased revenue miles and slightly increased rates per revenue mile.

     Operating expenses represented 97.5% of operating revenue during the three months ended June 30, 1996, compared to 98.4% during the same period in 1995.

     As a percentage of operating revenue, salaries, wages, and employee benefits was 41.2% during the three months ended June 30, 1996, compared to 44.8% during the same period in 1995. This decrease is a result of salaries and wages for both Hall Systems and CSI/Crown representing a lower percentage of operating revenue than in the comparable prior year period due to the utilization of owner-operators at Hall Systems and the utilization of outside linehaul carriers at CSI/Crown. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

     As a percentage of operating revenue, fuel and fuel taxes were 16.3% during the three months ended June 30, 1996, compared to 16.9% during the same period in 1995. This slight decrease results from a significant increase in fuel costs, offset by the addition of non-transportation revenue from CSI/Crown, as a result of the August 1995 acquisition of CSI/Reeves, the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown. The Company's average price per gallon for fuel for the quarter ended June 30, 1996 was $1.206, compared to $1.074 for the same period in 1995. The effect of this 12.3% increase in the average price per gallon was to increase fuel costs by approximately $1.4 million for the quarter ended June 30, 1996 over the same period in 1995. Non-transportation revenue from CSI/Crown does not require Company expenditures for fuel and fuel taxes. The utilization of owner-operators by Hall Systems and the purchase of outside transportation services by CSI/Crown significantly reduced those companies expenditures for fuel and fuel taxes. Excluding the above-mentioned increases in revenue, as a percentage of operating revenue, fuel and fuel taxes would have been 19.0% during the three months ended June 30, 1996.

     As a percentage of operating revenue, vehicle rents were 5.4% during the three months ended June 30, 1996, compared to 6.1% during the same period in 1995. Depreciation and amortization represented 4.9% of revenues during the three months ended June 30, 1996, compared to 6.2% during the same period in 1995. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.3% during the three months ended June 30, 1996, compared to 12.3% during the same period in 1995. This overall decrease was primarily attributable to increased non-transportation revenues from warehousing and the sale of installation supplies, and an increase in transportation revenues from Hall Systems and CSI/Crown. Revenues from warehousing and from the sale of installation supplies do not require expenditures for revenue equipment. Transportation revenues of CSI/Crown, which are served through the Company's purchase of transportation from third parties, and of Hall Systems, which are served by owner-operators, also do not require expenditures for revenue equipment. Revenue from warehousing, the sale of installation supplies, Hall Systems and CSI/Crown was $23.4 million during the three months ended June 30, 1996, compared to $5.8 million in the same period in 1995. Excluding the above-mentioned increases in revenue, as a percentage of operating revenue, vehicle rents and depreciation would have been 12.1% for the three months ended June 30, 1996.

     As a percentage of operating revenue, purchased transportation was 7.3% during the three months ended June 30, 1996, compared to 5.2% during the same period in 1995.

This increase resulted primarily from increased third party transportation purchases by CSI/Crown and owner-operator expense from Hall Systems.

     Cost of installation supplies sold during the three months ended June 30, 1996 were $2.2 million. This category reflects costs of carpet installation supplies which are in turn sold through CSI/Crown retail outlets. There were no sales of installation supplies prior to the August, 1995 acquisition of CSI/Reeves.

     As a percentage of operating revenue, building rental was 1.4% during the three months ended June 30, 1996, compared to .8% during the same period in 1995. This increase was primarily attributable to building rental expenses associated with the warehousing operations acquired in the August, 1995 acquisition of CSI/Reeves.

     Income from operations for the three months ended June 30, 1996 increased $1.1 million, or 100.0%, to $2.2 million from $1.1 million. As a percentage of operating revenue, income from operations was 2.5% in 1996, compared to 1.6% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity during the three months ended June 30, 1996 were funds provided through borrowings under lines of credit and long-term debt. In the remainder of fiscal 1997, the Company's primary sources of liquidity are expected to be funds provided by operations and borrowings under lines of credit and long-term debt. At June 30, 1996, the Company had in place a $50 million line of credit with a bank, of which approximately $12.5 million was available for borrowing.

     Cash used by operations was $448,000 during the first three months of fiscal 1997, compared to $2.7 million provided by operations during the same period of fiscal 1996. Net cash used in investment activities was $4.2 million during the first three months of fiscal 1997, compared to $3.3 million during the same period of fiscal 1996. Of the cash used in investment activities during the first three months of fiscal 1997, $5.3 million was used for purchases of property and equipment, and proceeds from the disposal of used equipment was $1.1 million. During fiscal 1996, the Company expended approximately $28.2 million for the purchase of property and equipment. Such expenditures are expected to be approximately $18.0 million in fiscal 1997, which includes $3.0 million for tractors, $12.0 million for trailers and $3.0 million for additions to properties and facilities. Disposals of used equipment are expected to approximate $16.0 million. The decrease in amounts expected to be expended for purchases of new equipment reflects the Company's lower fleet expansion plans for fiscal 1997 and the expectation that the Company will lease more revenue equipment under operating leases rather than purchase such equipment.

     Net cash provided in financing activities was $1.1 million during the first three months of fiscal 1997, compared to $4.3 million used in financing activities during the same period of fiscal 1996. Net borrowings under lines of credit were $3.0 million during the first three months of fiscal 1997, compared to net borrowings of $374,000 during the same period of fiscal 1996. Borrowings under long-term debt during the first three months of fiscal 1997 were $2.2 million, compared to no borrowings during the same period of fiscal 1996. Increased borrowings under lines of credit and long-term debt resulted from the lower cash provided by operations. In fiscal 1996, cash from operations was used in part to fund the purchases of property and equipment.

     Management believes that funds provided by operations and from borrowings under lines of credit and long term debt will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.






          This Form 10-Q contains certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand of transportation services offered by the Company, rapid fluctuations in fuel pricing or availability, increases in interest rates, and the availability of qualified drivers. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's Form 10-K for the year ended March 31, 1996.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   U.S. XPRESS ENTERPRISES, INC.
                                                           (REGISTRANT)



DATE:     AUGUST 14, 1996                       BY:  /S/ PATRICK E. QUINN
          ---------------                           ----------------------------
                                                         PATRICK E. QUINN
                                                            PRESIDENT



DATE:     AUGUST 14, 1996                       BY:  /S/ LARRY D. BENTLEY
          ---------------                           ----------------------------
                                                         LARRY D. BENTLEY
                                                      CHIEF FINANCIAL OFFICER

17