Form 10-Q
period 1996-09-30
US XPRESS ENTERPRISES INC
filed 1996-11-14
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission file number
SEPTEMBER 30, 1996                                     0-24806



                         U.S. XPRESS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                                              62-1378182
(State or other jurisdiction of                              (I.R.S. employer
 Incorporation or organization)                             identification no.)


      2931 SOUTH MARKET STREET
       CHATTANOOGA, TENNESSEE               37410              (423) 697-7377
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

     As of September 30, 1996, 9,037,198 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.


                              Page 1 of 20 Pages

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements....................      3
         ------

         Consolidated Statements of Operations
         for the Three and Six Months Ended
         September 30, 1996 and 1995...................................      4

         Consolidated Balance Sheets as of
         September 30, 1996 and March 31, 1996.........................      5

         Consolidated Statements of Cash Flows for the
         Six Months Ended September 30, 1996 and 1995..................      7

         Notes to Consolidated Financial Statements....................      8

         Item 2.  Management's Discussion and Analysis
         ------
                  of Financial Condition and Results
                  of Operations........................................     11

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K....................     19
         ------

SIGNATURES.............................................................     20

EXHIBIT 10.25 Amendment No. 2 to Credit Agreement with NationsBank

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

          Operating results for the six months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                       1996        1995        1996         1995
                                                    ---------   ---------   ----------   ----------
OPERATING REVENUE                                     $92,106     $71,744    $179,923     $136,775
                                                      -------     -------    --------     --------
OPERATING EXPENSES:
  Salaries, wages and employee benefits,
    including contract wages                           37,821      31,255      74,029       60,381
  Fuel and fuel taxes                                  14,767      11,619      29,118       22,625
  Vehicle rents                                         5,195       4,374       9,901        8,317
  Depreciation and amortization                         3,754       3,805       8,070        7,811
  Purchased transportation                              5,665       4,489      12,059        7,894
  Operating expenses and supplies                       5,340       5,316      11,459       10,200
  Insurance premiums and claims                         4,203       2,961       8,492        5,946
  Operating taxes and licenses                          1,455       1,128       2,908        2,354
  Communications and utilities                          1,576       1,262       3,123        2,365
  Cost of installation supplies sold                    2,293         755       4,484          755
  Building rental                                       1,220         719       2,412        1,262
  Bad debt expense                                        204         308         412          445
  General and other operating expenses                  2,812       2,353       5,467        4,170
  Gain on sales of equipment                             (225)       (350)       (278)        (479)
  Equity in earnings of unconsolidated affiliate            -         (30)          -         (106)
                                                      -------     -------    --------     --------
      Total operating expenses                         86,080      69,964     171,656      133,940
                                                      -------     -------    --------     --------
INCOME FROM OPERATIONS                                  6,026       1,780       8,267        2,835
                                                      -------     -------    --------     --------
OTHER INCOME (EXPENSE):
  Interest expense, net                                (1,399)     (1,229)     (2,751)      (2,491)
  Other income (expense), net                             (16)         20          (9)          24
                                                      -------     -------    --------     --------
      Total other expense                              (1,415)     (1,209)     (2,760)      (2,467)
                                                      -------     -------    --------     --------
INCOME BEFORE INCOME TAX PROVISION                      4,611         571       5,507          368
INCOME TAX PROVISION                                   (1,866)       (220)     (2,210)        (105)
                                                      -------     -------    --------     --------
NET INCOME                                            $ 2,745     $   351    $  3,297     $    263
                                                      =======     =======    ========     ========
EARNINGS PER COMMON SHARE                             $  0.23     $  0.03    $   0.27     $   0.02
                                                      =======     =======    ========     ========
WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS OUTSTANDING             12,137      11,982      12,134       11,982
                                                      =======     =======    ========     ========

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                             SEPTEMBER 30, 1996   MARCH 31, 1996
                                             ------------------   --------------
                                                 (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:
  Cash and cash equivalents                         $  5,610         $  4,378
  Customer receivables, net of allowance              47,586           41,910
  Other receivables                                    4,609            4,318
  Prepaid insurance and licenses                       2,171            4,837
  Operating supplies                                   4,097            4,033
  Deferred income taxes                                3,888            3,888
  Other current assets                                   418              482
                                                    --------         --------
      Total current assets                            68,379           63,846
                                                    --------         --------

PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                                   2,717            2,232
  Revenue and service equipment                      120,248          126,501
  Furniture and equipment                             10,519           10,325
  Leasehold improvements                               6,119            5,086
                                                    --------         --------
                                                     139,603          144,144
  Less accumulated depreciation and amortization     (42,079)         (39,702)
                                                    --------         --------
      Net property and equipment                      97,524          104,442
                                                    --------         --------

OTHER ASSETS:
  Goodwill, net                                        7,844            6,579
  Other                                                3,467            2,954
                                                    --------         --------
      Total other assets                              11,311            9,533
                                                    --------         --------
TOTAL ASSETS                                        $177,214         $177,821
                                                    ========         ========


         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                             SEPTEMBER 30, 1996   MARCH 31, 1996
                                             ------------------   --------------
                                                 (Unaudited)
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                  $  7,989         $ 10,025
  Accrued wages and benefits                           5,845            5,543
  Claims and insurance accruals                       11,041           11,465
  Other accrued liabilities                            6,206            3,378
  Current maturities of long-term debt                12,196           13,829
                                                    --------         --------
      Total current liabilities                       43,277           44,240
                                                    --------         --------

LONG-TERM DEBT, NET OF CURRENT MATURITIES             58,989           61,789
                                                    --------         --------

DEFERRED INCOME TAXES                                 10,885           10,885
                                                    --------         --------

OTHER LONG-TERM LIABILITIES                            5,663            5,821
                                                    --------         --------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                    -                -
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 9,037,198
    and 9,034,884 shares issued and outstanding
    at September 30, 1996 and March 31, 1996,
    respectively                                          90               89
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued
    and outstanding at September 30, 1996 and
    March 31, 1996                                        30               30
  Additional paid-in capital                          33,790           33,774
  Retained earnings                                   24,862           21,565
  Notes receivable from stockholders                    (372)            (372)
                                                    --------         --------
      Total stockholders' equity                      58,400           55,086
                                                    --------         --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $177,214         $177,821
                                                    ========         ========

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1996        1995
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $ 3,297     $   263
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Deferred income tax provision                                -         104
    Depreciation and amortization                            8,070       7,811
    Gain on sales of equipment                                (278)       (479)
    Equity in earnings of unconsolidated affiliate               -        (106)
    Net increase in receivables                             (5,967)     (9,782)
    Decrease in prepaid insurance and licenses               2,666       1,380
    Increase in operating supplies                             (64)       (167)
    Increase in other assets                                (2,029)     (1,626)
    Increase in accounts payable and other
     accrued liabilities                                       368       5,655
    Increase (decrease) in accrued wages and benefits          302        (419)
    Other                                                       16          12
                                                           -------     -------
      Net cash provided by operating activities              6,381       2,646
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment          (9,148)     (9,196)
  Proceeds from sales of property and equipment              9,447       7,284
  Acquisition of subsidiary, net of cash acquired                -      (6,227)
                                                           -------     -------
      Net cash provided (used) in investing activities         299      (8,139)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                       1,500       6,965
  Payment of long-term debt                                 (8,815)     (8,055)
  Borrowings under long-term debt                            2,025       1,673
  Decrease in other liabilities                               (158)       (262)
                                                           -------     -------
      Net cash provided (used) in financing activities      (5,448)        321
                                                           -------     -------

NET INCREASE (DECREASE) IN CASH                              1,232      (5,172)
  Cash, beginning of period                                  4,378       6,367
                                                           -------     -------
  Cash, end of period                                      $ 5,610     $ 1,195
                                                           =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $ 3,000     $ 2,645
                                                           =======     =======
  Cash paid during the period for income taxes             $   236     $   285
                                                           =======     =======

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

     Buildings.........................................10-30 years
     Revenue and service equipment.....................  3-7 years
     Furniture and equipment...........................  3-7 years
     Leasehold improvements............................  5-6 years

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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONTRACT WAGES

     Prior to August 1996, the Company leased a substantial portion of its personnel, including drivers, from an independent personnel leasing company. Under the lease agreements, the Company paid a contracted amount per person and the personnel leasing company had the responsibility for payroll, unemployment insurance and workers' compensation claims. In August 1996, the lease agreements with the independent personnel leasing company were terminated and the personnel previously leased under these agreements became employees of the Company.

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

     The Company has letters of credit of $3,055,000 outstanding at September 30, 1996. The letters of credit are maintained primarily to support the Company's insurance program.

4.   REVOLVING LINE OF CREDIT AGREEMENT

     The Company has an unsecured credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until November, 1997, at which time it will convert to a three year installment loan, if not extended or renewed.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000,000. At September 30, 1996, $13,964,000 was unused and available to the Company under the Credit Agreement.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledge of assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants during the period ended September 30, 1996.

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

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:

                                                 THREE MONTHS    SIX MONTHS
                                                     ENDED         ENDED
                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                  1996   1995    1996   1995
                                                 ------ ------  ------ ------
OPERATING REVENUE                                  100%   100%    100%   100%
                                                 ------ ------  ------ ------
OPERATING EXPENSES:
  Salaries, wages and employee benefits,
    including contract wages                      41.1   43.5    41.2   44.2
  Fuel and fuel taxes                             16.0   16.2    16.2   16.5
  Vehicle rents                                    5.6    6.1     5.5    6.1
  Depreciation and amortization                    4.1    5.3     4.5    5.7
  Purchased transportation                         6.2    6.2     6.7    5.8
  Operating expenses and supplies                  5.8    7.4     6.4    7.5
  Insurance premiums and claims                    4.6    4.1     4.7    4.3
  Operating taxes and licenses                     1.6    1.6     1.6    1.7
  Communications and utilities                     1.7    1.8     1.7    1.7
  Cost of installation supplies sold               2.5    1.1     2.5    0.6
  Building rental                                  1.3    1.0     1.3    0.9
  Bad debt expense                                 0.2    0.4     0.2    0.3
  General and other operating expenses             3.0    3.3     3.1    3.0
  Gain on sales of equipment                      (0.2)  (0.5)   (0.2)  (0.4)
  Equity in earnings of unconsolidated affiliate     -      -       -      -
                                                 ------ ------  ------ ------
      Total operating expenses                    93.5   97.5    95.4   97.9
                                                 ------ ------  ------ ------
INCOME FROM OPERATIONS                             6.5    2.5     4.6    2.1
                                                 ------ ------  ------ ------
OTHER INCOME (EXPENSE):
  Interest expense, net                           (1.5)  (1.7)   (1.5)  (1.8)
  Other income, net                                  -      -       -      -
                                                 ------ ------  ------ ------
      Total other expense                         (1.5)  (1.7)   (1.5)  (1.8)
                                                 ------ ------  ------ ------
INCOME BEFORE INCOME TAX PROVISION                 5.0    0.8     3.1    0.3
INCOME TAX PROVISION                              (2.0)  (0.3)   (1.3)  (0.1)
                                                 ------ ------  ------ ------
NET INCOME                                         3.0%   0.5%    1.8%   0.2%
                                                 ====== ======  ====== ======

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1995

     Certain actions taken by the Company over the last year resulted in improved performance in the second quarter of fiscal 1997 ended September 30, 1996. The mergers of four subsidiaries into two in early 1996 improved operating efficiency and equipment utilization. In addition, the Company is implementing a series of cost reductions, including: reduced maintenance costs, which were nearly one cent per mile lower in the current quarter than in the same quarter last year; and improved administrative support, where the ratio of trucks to non-driver employees is improving.

     Demand from customers in many key industries the Company serves -- electronics and appliances, air freight, industrial, retail, building products and floor coverings -- was strong during the second fiscal quarter. The Company's U.S. Xpress subsidiary operated at full capacity throughout the quarter. Utilization at U.S. Xpress, as measured by revenue per tractor per week, increased to a record $2,923 in the second fiscal quarter, up 7.8% from $2,711 in the comparable quarter last year. Near the end of fiscal 1996, the Company adopted a plan to reduce the growth of its tractor fleet and to add capacity only as customer demand warranted and as certain utilization goals were met. Strong demand, full capacity and high utilization led the Company to add 104 tractors to the U.S. Xpress fleet during the quarter ended September 30, 1996. These additions to capacity and any future ones are being made only as market conditions dictate and as the Company meets its minimum utilization goal of $2,800 per tractor per week in the U.S. Xpress fleet.

     Operating revenue during the three month period ended September 30, 1996 increased $20.4 million, or 28.4%, to $92.1 million, compared to $71.7 million during the same period in 1995. This increase resulted primarily from the fiscal 1996 acquisitions of CSI/Reeves and Hall Systems, which together contributed $13.1 million of the $20.4 million increase. U.S. Xpress contributed $8.9 million to the increase, while revenue from NXL decreased by $1.6 million. Increased U.S. Xpress revenue resulted from increased revenue miles and slightly increased rates per revenue mile.

     Operating expenses represented 93.5% of operating revenue during the three month period ended September 30, 1996, compared to 97.5% during the same period in 1995.

     As a percentage of operating revenue, salaries, wages, and employee benefits were 41.1% during the three month period ended September 30, 1996, compared to 43.5% during the same period in 1995. This decrease resulted from salaries and wages for both Hall Systems and CSI/Crown representing a lower percentage of operating revenue due to the utilization of owner-operators at Hall Systems and the utilization of outside linehaul carriers at CSI/Crown. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

     As a percentage of operating revenue, fuel and fuel taxes were 16.0% during the three month period ended September 30, 1996, compared to 16.2% during the same period in

1995. A significant increase in fuel costs, offset by the increase in non-transportation revenue from CSI/Crown (as a result of the August 1995 acquisition of CSI/Reeves), the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, resulted in this slight decrease. The Company's average price per gallon for fuel for the three month period ended September 30, 1996 was $1.172, compared to $1.070 for the same period in 1995. The effect of this 9.5% increase in the average price per gallon was to increase fuel costs by approximately $1.1 million for the three month period ended September 30, 1996 over the same period in 1995. Non-transportation revenue from CSI/Crown does not require Company expenditures for fuel and fuel taxes. Transportation revenue from CSI/Crown, which is served through the Company's purchase of transportation from third parties, and owner-operator revenue from Hall Systems also do not require expenditures for fuel and fuel taxes. Excluding the above-mentioned increases in revenue, fuel and fuel taxes as a percentage of operating revenue would have been 17.5% during the three month period ended September 30, 1996.

     As a percentage of operating revenue, vehicle rents were 5.6% during the three month period ended September 30, 1996, compared to 6.1% during the same period in 1995. Depreciation and amortization represented 4.1% of revenue during the three month period ended September 30, 1996, compared to 5.3% during the same period in 1995. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.7% during the three month period ended September 30, 1996, compared to 11.4% during the same period in 1995. This decrease was primarily attributable to increased non-transportation revenue from CSI/Crown for warehousing and the sale of installation supplies, the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown. Additionally, improved equipment utilization at U.S. Xpress during the three month period ended September 30, 1996 resulted in increased revenue per unit of revenue equipment. Revenue from warehousing and from the sale of installation supplies does not require expenditures for revenue equipment. Transportation revenue from CSI/Crown, which is served through the Company's purchase of transportation from third parties, and owner-operator revenue from Hall Systems also do not require expenditures for revenue equipment. Non-transportation revenue from warehousing and the sale of installation supplies, owner-operator revenue from Hall Systems and transportation revenue from CSI/Crown were $18.4 million during the three month period ended September 30, 1996, compared to $9.5 million during the same period in 1995. Excluding the above-mentioned increases in revenue, vehicle rents and depreciation as a percentage of operating revenue would have been 10.8% for the three month period ended September 30, 1996.

     As a percentage of operating revenue, purchased transportation was 6.2% during both the three month period ended September 30, 1996 and the three month period ended September 30, 1995. During the three month period ended September 30, 1996, increased third party transportation purchases by CSI/Crown and owner-operator expense from Hall Systems were offset by decreased third party transportation purchases by NXL and increased linehaul revenue which does not require expenditures for purchased transportation.

     As a percentage of operating revenue, operating expenses and supplies were 5.8% during the three month period ended September 30, 1996, compared to 7.4% during the same period in 1995. This decrease results from a combination of several factors: (i) an increase in non-transportation revenue from CSI/Crown, the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, which do not require incremental Company expenditures for operating expenses and supplies; (ii) the implementation of cost reductions in maintenance expenses, including the consolidation of the Company's two largest maintenance facilities into one; and (iii) operating expenses and supplies for the three month period ended September 30, 1995 reflected unusually high parts, tires and repair costs associated with preparing used tractors for disposal.

     Cost of installation supplies sold during the three month period ended September 30, 1996 was $2.3 million, compared to $755,000 during the same period in 1995. The three month period ended September 30, 1995 includes sales of installation supplies for the month of September only (as a result of the August 1995 acquisition of CSI/Reeves). This expense item reflects the cost of carpet installation supplies which are in turn sold through CSI/Crown retail outlets.

     As a percentage of operating revenue, building rental was 1.3% during the three month period ended September 30, 1996, compared to 1.0% during the same period in 1995. This increase was primarily attributable to building rental expenses associated with the warehousing operations acquired in the August 1995 acquisition of CSI/Reeves.

    Income from operations for the three month period ended September 30, 1996 increased $4.2 million, or 238.5%, to $6.0 million from $1.8 million during the same period in 1995. As a percentage of operating revenue, income from operations was 6.5% during the three month period ended September 30, 1996, compared to 2.5% during the same period in 1995.

COMPARISON OF THE SIX MONTHS ENDED SEPTEMBER 30, 1996 TO THE
SIX MONTHS ENDED SEPTEMBER 30, 1995

    The Company's continuing efforts to improve equipment utilization and to reduce operating expenses as a percent of revenue had favorable results during the six month period ended September 30, 1996. During the six month period ended September 30, 1996, U.S. Xpress revenue per tractor per week increased 7.1% to $2,864, compared to $2,675 during the same period in 1995.

    Operating revenue during the six month period ended September 30, 1996 increased $43.1 million, or 31.6%, to $179.9 million, compared to $136.8 million during the same period in 1995. This increase resulted primarily from the fiscal 1996 acquisitions of CSI/Reeves and Hall Systems, which together
contributed $30.8 million of the $43.1 million increase.   U.S. Xpress
contributed $14.8 million to the increase, while revenue from NXL decreased by $2.5 million. Increased U.S. Xpress revenue resulted from increased revenue miles and slightly increased rates per revenue mile.

    Operating expenses represented 95.4% of operating revenue during the six month period ended September 30, 1996, compared to 97.9% during the same period in 1995.

    As a percentage of operating revenue, salaries, wages, and employee benefits were 41.2% during the six month period ended September 30, 1996, compared to 44.2% during the same period in 1995. This decrease is a result of salaries and wages for both Hall Systems and CSI/Crown representing a lower percentage of operating revenue due to the utilization of owner-operators at Hall Systems and the utilization of outside linehaul carriers at CSI/Crown. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

    As a percentage of operating revenue, fuel and fuel taxes were 16.2% during the six month period ended September 30, 1996, compared to 16.5% during the same period in 1995. A significant increase in fuel costs, offset by the increase of non-transportation revenue from CSI/Crown (as a result of the August 1995 acquisition of CSI/Reeves), the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, resulted in this slight decrease. The Company's average price per gallon for fuel for the six month period ended September 30, 1996 was $1.189, compared to $1.072 for the same period in 1995. The effect of this 10.9% increase in the average price per gallon was to increase fuel costs by approximately $2.5 million for the six month period ended September 30, 1996 over the same period in 1995. Non-transportation revenue from CSI/Crown does not require Company expenditures for fuel and fuel taxes. Transportation revenue from CSI/Crown, which is served through the Company's purchase of transportation from third parties, and owner-operator revenue from Hall Systems also do not require expenditures for fuel and fuel taxes. Excluding the above-mentioned increases in revenue, fuel and fuel taxes as a percentage of operating revenue would have been 18.2% during the six month period ended September 30, 1996.

    As a percentage of operating revenue, vehicle rents were 5.5% during the six month period ended September 30, 1996, compared to 6.1% during the same period in 1995. Depreciation and amortization represented 4.5% of revenue during the six month period ended September 30, 1996, compared to 5.7% during the same period in 1995. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.0% during the six month period ended September 30, 1996, compared to 11.8% during the same period in 1995. This decrease was primarily attributable to increased non-transportation revenue from CSI/Crown from warehousing and the sale of installation supplies, the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue
from CSI/Crown.   Additionally, improved equipment utilization at U.S. Xpress during the six month period ended September 30, 1996 resulted in increased revenue per unit of revenue equipment. Revenues from warehousing and from the sale of installation supplies do not require expenditures for revenue equipment. Transportation revenue from CSI/Crown, which is served through the Company's purchase of transportation from third parties, and owner-operator revenue from Hall Systems also do not require expenditures for revenue equipment. Non-transportation revenue from warehousing and the sale of installation supplies, owner-operator revenue from Hall Systems and transportation revenue from CSI/Crown were $37.4 million during the six month period ended September 30, 1996, compared to $15.3 million during the same period in 1995. Excluding the above-mentioned increases in revenue, vehicle rents and depreciation as a percentage of operating revenue would have been 11.4% for the six month period ended September 30, 1996.

    As a percentage of operating revenue, purchased transportation was 6.7% during the six month period ended September 30, 1996, compared to 5.8% during the same period in 1995. This increase resulted primarily from increased third party transportation purchases by CSI/Crown and owner-operator expense from Hall Systems, offset by decreased third party transportation purchases by NXL and increased linehaul revenue which does not require expenditures for purchased transportation.

    As a percentage of operating revenue, operating expenses and supplies were 6.4% during the six month period ended September 30, 1996, compared to 7.5% during the same period in 1995. This decrease results from a combination of several factors: (i) an increase in non-transportation revenue from CSI/Crown, the addition of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, which do not require incremental Company expenditures for operating expenses and supplies; (ii) the implementation of cost reductions in maintenance expenses, including the consolidation of the Company's two largest maintenance facilities into one; and (iii) operating expenses and supplies for the six month period ended September 30, 1995 reflected unusually high parts, tires and repair costs associated with preparing used tractors for disposal.

    Cost of installation supplies sold during the six months ended September 30, 1996 was $4.5 million, compared to $755,000 during the same period in 1995. The six month period ended September 30, 1995 includes sales of installation supplies for the month of September only (as a result of the August 1995 acquisition of CSI/Reeves). This expense item reflects the cost of carpet installation supplies which are in turn sold through CSI/Crown retail outlets.

    As a percentage of operating revenue, building rental was 1.3% during the six month period ended September 30, 1996, compared to .9% during the same period in 1995. This increase was primarily attributable to building rental expenses associated with the warehousing operations acquired in the August 1995 acquisition of CSI/Reeves.

    Income from operations for the six month period ended September 30, 1996 increased $5.5 million, or 191.6%, to $8.3 million from $2.8 million during the same period in 1995. As a percentage of operating revenue, income from operations was 4.6% during the six month period ended September 30, 1996, compared to 2.1% during the same period in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity during the six month period ended September 30, 1996 were funds provided by operations and borrowings under lines of credit and long-term debt. In the remainder of fiscal 1997, the Company's primary sources of liquidity are expected to be funds provided by operations and borrowings under lines of credit and long-term debt. At September 30, 1996, the Company had in place an unsecured credit agreement with a group of banks with approximately $14.0 million available for borrowing.

    Cash provided by operations increased to $6.4 million during the first six months of fiscal 1997, compared to $2.6 million during the same period of fiscal 1996. Net cash provided in investment activities was $299,000 during the first six months of fiscal 1997, compared to net cash used in investment activities of $8.1 million during the same period of fiscal 1996. Cash used in investment activities during fiscal 1996 is directly related to the Company's cash acquisition of CSI/Reeves. During fiscal 1996, the Company expended approximately $28.2 million for the purchase of property and equipment. Such expenditures are expected to be approximately $12.0 million in fiscal 1997, which includes $2.0 million for tractors, $7.0 million for trailers and $3.0 million for additions to properties and facilities. Disposals of used equipment are expected to approximate $38.0 million in fiscal 1997. The decrease in amounts expected to be expended for purchases of new equipment reflects the expectation that the Company will lease more revenue equipment under operating leases rather than purchase such equipment, due to the favorable terms currently available under such operating leases.

    Net cash used in financing activities was $5.4 million during the first six months of fiscal 1997, compared to $321,000 provided in financing activities during the same period of fiscal 1996. Net borrowings under lines of credit were $1.5 million during the first six months of fiscal 1997, compared to $7.0 million during the same period of fiscal 1996. Borrowings under long-term debt during the first six months of fiscal 1997 were $2.0 million, compared to $1.7 million during the same period of fiscal 1996. Decreased borrowings under lines of credit and long-term debt resulted from the increase in cash provided by operations.

    Management believes that funds provided by operations and from borrowings under lines of credit will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibit 10.25 Amendment No. 2 to Credit Agreement with NationsBank

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. XPRESS ENTERPRISES, INC.
                                              (REGISTRANT)



DATE:  NOVEMBER 14, 1996               BY: /S/ PATRICK E. QUINN
       -----------------                   ------------------------------------
                                           PATRICK E. QUINN
                                           PRESIDENT



DATE:  NOVEMBER 14, 1996               BY: /S/ DONALD A. RUTLEDGE
       -----------------                   ------------------------------------
                                           DONALD A. RUTLEDGE
                                           PRINCIPAL FINANCIAL OFFICER