Form 10-Q
period 1996-12-31
US XPRESS ENTERPRISES INC
filed 1997-02-14
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                  Commission file number
DECEMBER 31, 1996                                              0-24806


                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

NEVADA                                                                62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)

2931 SOUTH MARKET STREET
CHATTANOOGA, TENNESSEE                      37410                 (423) 697-7377
(Address of principal executive offices) (Zip Code) (Registrant's telephone no.)
                            ----------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No________
                                 -------

     As of December 31, 1996, 9,050,239 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                              Page 1 of 20 Pages

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements.......................  3
          ------

          Consolidated Statements of Operations
               for the Three and Nine Months Ended
               December 31, 1996 and 1995...................................  4

          Consolidated Balance Sheets as of
               December 31, 1996 and March 31, 1996.........................  5

          Consolidated Statements of Cash Flows for the
               Nine Months Ended December 31, 1996 and 1995.................  7

          Notes to Consolidated Financial Statements........................  8

          Item 2.   Management's Discussion and Analysis
          ------
                    of Financial Condition and Results
                    of Operations........................................... 11

PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K........................ 19
          ------


SIGNATURES ................................................................. 20

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

     Operating results for the nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                                         DECEMBER 31,              DECEMBER 31,
                                                       1996        1995         1996         1995
                                                     --------    --------    ---------    ---------
OPERATING REVENUE                                   $  89,939   $  81,807   $  269,862   $  218,583
                                                     --------    --------    ---------    ---------
OPERATING EXPENSES:
  Salaries, wages and employee benefits,
    including contract wages                           36,375      34,640      110,404       95,020
  Fuel and fuel taxes                                  14,455      12,920       43,573       35,545
  Vehicle rents                                         5,583       4,275       15,484       12,592
  Depreciation and amortization                         3,270       4,353       11,340       12,164
  Purchased transportation                              5,477       5,818       17,536       13,712
  Operating expenses and supplies                       5,557       5,803       17,016       16,003
  Insurance premiums and claims                         3,803       3,033       12,295        8,979
  Operating taxes and licenses                          1,573       1,497        4,481        3,851
  Communications and utilities                          1,669       1,470        4,792        3,836
  Cost of installation supplies sold                    2,053       2,380        6,537        3,135
  Building rental                                       1,216       1,109        3,628        2,371
  Bad debt expense                                        218         176          630          622
  General and other operating expenses                  2,857       2,644        8,324        6,814
  Gain on sales of equipment                             (640)       (461)        (918)        (940)
  Equity in earnings of unconsolidated affiliate            -         (18)           -         (124)
                                                     --------    --------    ---------    ---------
      Total operating expenses                         83,466      79,639      255,122      213,580
                                                     --------    --------    ---------    ---------
INCOME FROM OPERATIONS                                  6,473       2,168       14,740        5,003
                                                     --------    --------    ---------    ---------
OTHER INCOME (EXPENSE):
  Interest expense, net                                (1,406)     (1,275)      (4,157)      (3,766)
  Other income, net                                        53          13           44           37
                                                     --------    --------    ---------    ---------
      Total other expense                              (1,353)     (1,262)      (4,113)      (3,729)
                                                     --------    --------    ---------    ---------
INCOME BEFORE INCOME TAX PROVISION                      5,120         906       10,627        1,274
INCOME TAX PROVISION                                   (2,709)       (355)      (4,919)        (460)
                                                     --------    --------    ---------    ---------
NET INCOME                                          $   2,411   $     551   $    5,708   $      814
                                                     ========    ========    =========    =========
EARNINGS PER COMMON SHARE                           $    0.20   $    0.05   $     0.47   $     0.07
                                                     ========    ========    =========    =========
WEIGHTED AVERAGE COMMON SHARES
  AND COMMON SHARE EQUIVALENTS OUTSTANDING             12,191      11,972       12,152       11,979
                                                     ========    ========    =========    =========

4        (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                      DECEMBER 31, 1996      MARCH 31, 1996
                                                     -------------------    ----------------
                                                         (Unaudited)
                     ASSETS
--------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                          $            2,997     $         4,378
  Customer receivables, net of allowance                         46,437              41,910
  Other receivables                                               5,182               4,318
  Prepaid insurance and licenses                                    749               4,837
  Operating supplies                                              4,490               4,033
  Deferred income taxes                                           3,888               3,888
  Other current assets                                              825                 482
                                                     -------------------    ----------------
      Total current assets                                       64,568              63,846
                                                     -------------------    ----------------

PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                                              2,717               2,232
  Revenue and service equipment                                 125,201             126,501
  Furniture and equipment                                        10,820              10,325
  Leasehold improvements                                          7,263               5,086
                                                     -------------------    ----------------
                                                                146,001             144,144
  Less accumulated depreciation and amortization                (38,387)            (39,702)
                                                     -------------------    ----------------
      Net property and equipment                                107,614             104,442
                                                     -------------------    ----------------

OTHER ASSETS:
  Goodwill, net                                                   7,772               6,579
  Other                                                           3,525               2,954
                                                     -------------------    ----------------
      Total other assets                                         11,297               9,533
                                                     -------------------    ----------------


TOTAL ASSETS                                         $          183,479     $       177,821
                                                     ===================    ================

        (See accompanying Notes to Consolidation Financial Statements)         5

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                DECEMBER 31, 1996      MARCH 31, 1996
                                                                -----------------      --------------
                                                                   (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                            $            7,171     $        10,025
  Accrued wages and benefits                                               2,970               5,543
  Claims and insurance accruals                                           11,490              11,465
  Other accrued liabilities                                                7,501               3,378
  Current maturities of long-term debt                                    12,339              13,829
                                                               ------------------     ---------------
      Total current liabilities                                           41,471              44,240
                                                               ------------------     ---------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                 65,509              61,789
                                                               ------------------     ---------------

DEFERRED INCOME TAXES                                                     10,885              10,885
                                                               ------------------     ---------------

OTHER LONG-TERM LIABILITIES                                                4,624               5,821
                                                               ------------------     ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                        -                   -
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 9,050,239 and 9,034,884
    shares issued and outstanding at December 31,
    1996 and March 31, 1996, respectively                                     91                  89
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at December 31, 1996 and March 31, 1996                       30                  30
  Additional paid-in capital                                              33,852              33,774
  Retained earnings                                                       27,273              21,565
  Notes receivable from stockholders                                        (256)               (372)
                                                               ------------------     ---------------
      Total stockholders' equity                                          60,990              55,086
                                                               ------------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $          183,479     $       177,821
                                                               ==================     ===============

6        (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                           1996         1995
                                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                           $    5,708   $      814
  Adjustments to reconcile net income to net cash provided by operating activities:
    Deferred income tax provision                                                               -          104
    Depreciation and amortization                                                          11,340       12,164
    Gain on sales of equipment                                                               (918)        (940)
    Equity in earnings of unconsolidated affiliate                                              -         (124)
    Net increase in receivables                                                            (4,902)      (9,952)
    Decrease in prepaid insurance and licenses                                              4,088        1,854
    Increase in operating supplies                                                           (161)      (1,013)
    Increase in other assets                                                               (1,800)      (1,355)
    Increase (decrease) in accounts payable and other accrued liabilities                    (694)        4,459
    Decrease in accrued wages and benefits                                                 (2,572)      (3,066)
    Other                                                                                      18           14
                                                                                        ---------    ---------
      Net cash provided by operating activities                                            10,107        2,959
                                                                                        ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchases of property and equipment                                        (31,048)     (23,923)
  Proceeds from sales of property and equipment                                            18,011       14,606
  Repayment of notes receivable from stockholders                                              94            -
  Acquisition of subsidiary, net of cash acquired                                               -       (6,227)
  Acquisition of remaining 50% of unconsolidated affiliate, net of cash acquired                -         (238)
                                                                                        ---------    ---------
      Net cash used in investing activities                                               (12,943)     (15,782)
                                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings under lines of credit                                                      1,500       29,325
  Payment of long-term debt                                                               (15,027)     (32,467)
  Borrowings under long-term debt                                                          14,899       11,469
  Repurchase of restricted common stock                                                       (21)         (42)
  Proceeds from exercise of stock options                                                     104            -
  Decrease in other liabilities                                                                 -        (258)
                                                                                        ---------    ---------
      Net cash provided by financing activities                                             1,455        8,027
                                                                                        ---------    ---------
NET INCREASE (DECREASE) IN CASH                                                            (1,381)      (4,796)
  Cash, beginning of period                                                                 4,378        6,367
                                                                                        ---------    ---------
  Cash, end of period                                                                  $    2,997   $    1,571
                                                                                        =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                             $    4,547   $    3,980
                                                                                        =========    =========
  Cash paid during the period for income taxes                                         $    1,339   $      292
                                                                                        =========    =========

         (See accompanying Notes to Consolidated Financial Statements)         7

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION AND OPERATIONS

     U.S. Xpress Enterprises, Inc. ("Enterprises" or the "Company") is a holding company which operates primarily through two wholly-owned subsidiaries: U.S. Xpress, Inc. ("U.S. Xpress"), a national truckload carrier that provides time-definite and expedited services in the United States, Canada and Mexico, regional truckload services in the Western and Southeastern United States and logistics services that specialize in serving air cargo shippers; and CSI/Crown, Inc. ("CSI/Crown") which provides logistics services to the floorcovering industry, including freight consolidation, transportation, warehousing services and installation supplies. Two other subsidiaries, Hall Systems, Inc. and National Xpress Logistics, Inc., were merged into U.S. Xpress effective December 1, 1996.

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

     Buildings ....................................... 10-30 years
     Revenue and service equipment ..................... 3-7 years
     Furniture and equipment ........................... 3-7 years
     Leasehold improvements ............................ 5-6 years

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONTRACT WAGES

     Prior to August 1996, the Company leased a substantial portion of its personnel, including drivers, from an independent personnel leasing company. Under the lease agreements, the Company paid a contracted amount per person and the personnel leasing company had the responsibility for payroll, unemployment insurance and workers' compensation claims. In August 1996, the lease agreements with the independent personnel leasing company were terminated and the personnel previously leased under these agreements became employees of the Company. Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. (ESI). ESI will coordinate the processing and administration of the Company's payroll, including tax reporting, group health benefits and worker's compensation.

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

     The Company has letters of credit of $3,055,000 outstanding at December 31, 1996. The letters of credit are maintained primarily to support the Company's insurance program.

4.   REVOLVING LINE OF CREDIT AGREEMENT

     The Company has an unsecured credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until November, 1997, at which time it will convert to a three year installment loan, if not extended or renewed.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000,000. At December 31, 1996, $13,964,000 was unused and available to the Company under the Credit Agreement.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledge of assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants during the period ended December 31, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's two operating subsidiaries each serve different transportation service markets but utilize an integrated operating and marketing strategy. U.S. Xpress serves the medium-to-long haul market segment nationally and provides short-to-medium haul service in the Southeastern and Western regions of the United States. CSI/Crown offers specialized transportation services, principally to the floorcovering industry.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:

                                                  THREE MONTHS ENDED NINE MONTHS ENDED
                                                     DECEMBER 31,      DECEMBER 31,
                                                     1996      1995     1996     1995
                                                  --------   -------  -------   -------
OPERATING REVENUE                                   100.0 %   100.0 %  100.0 %   100.0 %
                                                  --------   -------  -------   -------
OPERATING EXPENSES:
  Salaries, wages and employee benefits,
    including contract wages                         40.4      42.4     40.9      43.4
  Fuel and fuel taxes                                16.1      15.8     16.1      16.3
  Vehicle Rents                                       6.2       5.2      5.7       5.8
  Depreciation and amortization                       3.6       5.3      4.2       5.6
  Purchased transportation                            6.1       7.1      6.5       6.2
  Operating expenses and supplies                     6.2       7.1      6.3       7.3
  Insurance premiums and claims                       4.2       3.7      4.6       4.1
  Operating taxes and licenses                        1.7       1.8      1.7       1.8
  Communications and utilities                        1.9       1.8      1.8       1.8
  Cost of installation supplies sold                  2.3       2.9      2.4       1.4
  Building rental                                     1.4       1.4      1.3       1.1
  Bad debt expense                                    0.2       0.2      0.2       0.3
  General and other operating expenses                3.2       3.2      3.1       3.1
  Gain on sales of equipment                         (0.7)     (0.6)    (0.3)     (0.4)
  Equity in earnings of unconsolidated affiliate        -         -        -      (0.1)
                                                  --------   -------  -------   -------
      Total operating expenses                       92.8      97.3     94.5      97.7
                                                  --------   -------  -------   -------
INCOME FROM OPERATIONS                                7.2       2.7      5.5       2.3
                                                  --------   -------  -------   -------
OTHER INCOME (EXPENSE):
  Interest expense, net                              (1.6)     (1.6)    (1.6)     (1.7)
  Other income, net                                   0.1         -        -         -
                                                  --------   -------  -------   -------
      Total other expense                            (1.5)     (1.6)    (1.6)     (1.7)
                                                  --------   -------  -------   -------
INCOME BEFORE INCOME TAX PROVISION                    5.7       1.1      3.9       0.6
INCOME TAX PROVISION                                 (3.0)     (0.4)    (1.8)     (0.2)
                                                  --------   -------  -------   -------
NET INCOME                                            2.7 %     0.7 %    2.1 %     0.4 %
                                                  ========   =======  =======   =======

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 TO THE
THREE MONTHS ENDED DECEMBER 31, 1995

     The mergers of U.S. Xpress and Southwest Motor Freight into U.S. Xpress and the merger of CSI/Reeves and Crown Transport into CSI/Crown in early 1996 improved operating efficiency and equipment utilization. On December 1, 1996, the Company also merged its Hall Systems and National Xpress Logistics subsidiaries into U.S. Xpress. These mergers are expected to result in insurance, maintenance, administrative, licensing, tax and equipment-related cost savings.

     The Company's customer base continued to provide strong freight demand throughout the quarter ended December 31, 1996. Utilization at the U.S. Xpress linehaul operation, as measured by revenue per tractor per week, increased to $2,848 in the third fiscal quarter, up 5.9% from $2,690 in the comparable quarter last year. Strong demand and high utilization led the Company to add 78 tractors to the U.S. Xpress linehaul fleet during the quarter ended December 31, 1996. Future additions to the fleet will be made only as demand requires and as the Company meets its minimum utilization goal of $2,800 per tractor per week in the U.S. Xpress linehaul division.

     Operating revenue during the three month period ended December 31, 1996 increased $8.1 million, or 10.0%, to $89.9 million, compared to $81.8 million during the same period in 1995. This increase resulted primarily from U.S. Xpress, which after the merger of Hall Systems and NXL contributed $8.0 million to the increase. Increased U.S. Xpress revenue resulted from increased revenue miles and slightly increased rates per revenue mile.

     Operating expenses represented 92.8% of operating revenue during the three month period ended December 31, 1996, compared to 97.3% during the same period in 1995.

    As a percentage of operating revenue, salaries, wages, and employee benefits were 40.4% during the three month period ended December 31, 1996, compared to 42.4% during the same period in 1995. This decrease is a result of the cost control measures implemented by the Company in early 1996. These cost control measures included the consolidation of certain operating subsidiaries and the refocusing of the logistics operations. The consolidation of U.S. Xpress and Southwest Motor Freight on April 1, 1996 and the consolidation of Crown Transport and CSI/Reeves on January 1, 1996 eliminated duplicate back-office activities previously performed at each of the companies. These cost control measures have allowed the Company to reduce non-driver salaries, wages and benefits in relation to the increase in revenue. Revenue increased at a 10% rate for the three month period ended December 31, 1996, compared to the same period in 1995. Salaries, wages and benefits increased at only a 5% rate for three month period ended December 31, 1996, compared to the same period in 1995.

     As a percentage of operating revenue, fuel and fuel taxes were 16.1% during the three month period ended December 31, 1996, compared to 15.8% during the same period in 1995. The Company's average price per gallon for fuel for the three month period ended December

31, 1996 was $1.27, compared to $1.10 for the same period in 1995. The effect of this 15.5% increase in the average price per gallon was to increase fuel costs by approximately $1.9 million for the three month period ended December 31, 1996 over the same period in 1995. This increase was offset by fuel surcharges billed to U.S. Xpress customers of approximately $1.2 million, for a net increase in fuel costs of approximately $700,000. This increase as a percent of revenue is reduced by increased rates per revenue mile and a decrease in the empty miles percentage.

     As a percentage of operating revenue, vehicle rents were 6.2% during the three month period ended December 31, 1996, compared to 5.2% during the same period in 1995. Depreciation and amortization represented 3.6% of revenue during the three month period ended December 31, 1996, compared to 5.3% during the same period in 1995. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.8% during the three month period ended December 31, 1996, compared to 10.5% during the same period in 1995. This decrease was primarily attributable to improved equipment utilization at U.S. Xpress during the three month period ended December 31, 1996, which resulted in increased revenue per unit of revenue equipment. Linehaul tractor utilization, as measured by revenue per tractor per week, increased to $2,848 during the three month period ended December 31, 1996, compared to $2,690 during the same period in 1995. Utilization for the combined linehaul and Southeast regional operation increased to $2,755 during the three month period ended December 31, 1996, compared to $2,636 during the same period in 1995.

     As a percentage of operating revenue, purchased transportation was 6.1% during the three month period ended December 31, 1996, compared to 7.1% during the period ended December 31, 1995. This decrease is a result of a 14.4% increase in linehaul revenue which does not require expenditures for purchased transportation.

     As a percentage of operating revenue, operating expenses and supplies were 6.2% during the three month period ended December 31, 1996, compared to 7.1% during the same period in 1995. This decrease resulted from the implementation of cost reductions in maintenance expenses, including the consolidation of two of the Company's largest maintenance facilities into one.

     Cost of installation supplies sold during the three month period ended December 31, 1996 was $2.0 million, compared to $2.4 million during the same period in 1995. This expense item reflects the cost of carpet installation supplies which are in turn sold through CSI/Crown retail outlets. As a percentage of revenue from the sale of installation supplies, the cost of installation supplies sold was 75.5% during the three month period ended December 31, 1996, compared to 80.0% during the same period in 1995.

     Income from operations for the three month period ended December 31, 1996 increased $4.3 million, or 199.0%, to $6.5 million from $2.2 million during the same period in 1995. As a percentage of operating revenue, income from operations was 7.2% during the three month period ended December 31, 1996, compared to 2.7% during the same period in 1995.

     The income tax provision for the three month period ended December 31, 1996 was $2.7 million, compared to $355,000 during the same period in 1995. This reflects an increase in the effective tax rate to 52.9% for the three month period ended December 31, 1996, compared to 39.2% during the same period in 1995. This increase is due to the non-deductible portion of meals and entertainment expense included in driver per-diems, which was not applicable in prior periods during which the Company leased its drivers from an independent personnel leasing company. Effective January 1, 1997, the Company has eliminated the per diems paid to drivers, therefore the higher tax rate will not continue in future periods.

COMPARISON OF THE NINE MONTHS ENDED DECEMBER 31, 1996 TO THE
NINE MONTHS ENDED DECEMBER 31, 1995

     The Company's continuing efforts to improve equipment utilization and to reduce operating expenses as a percent of revenue had favorable results during the nine month period ended December 31, 1996. During the nine month period ended December 31, 1996, utilization for the combined linehaul and Southeast regional operation increased 4.7% to $2,794, compared to $2,668 during the same period in 1995.

     Operating revenue during the nine month period ended December 31, 1996 increased $51.2 million, or 23.5%, to $269.9 million, compared to $218.6 million during the same period in 1995. This increase resulted primarily from the fiscal 1996 acquisitions of CSI/Reeves and Hall Systems, which together contributed $31.7 million of the $51.2 million increase. U.S. Xpress linehaul operations contributed $23.2 million to the increase, while revenue from NXL decreased by $3.7 million. Increased U.S. Xpress linehaul revenue resulted from increased revenue miles and slightly increased rates per revenue mile.

     Operating expenses represented 94.5% of operating revenue during the nine month period ended December 31, 1996, compared to 97.7% during the same period in 1995.

     As a percentage of operating revenue, salaries, wages, and employee benefits were 40.9% during the nine month period ended December 31, 1996, compared to 43.4% during the same period in 1995. This decrease is a result of salaries and wages for both Hall Systems and CSI/Crown representing a lower percentage of operating revenue due to the utilization of owner-operators at Hall Systems and outside contract carriers at CSI/Crown. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation. Another contributing factor to this decrease is the cost control measures implemented by the Company in early 1996. These cost control measures included the consolidation of certain operating subsidiaries and the refocusing of the logistics operations. The consolidation of U.S. Xpress and Southwest Motor Freight on April 1, 1996 and the consolidation of Crown Transport and CSI/Reeves on January 1, 1996 eliminated duplicate back-office activities previously performed at each of the companies.

     As a percentage of operating revenue, fuel and fuel taxes were 16.1% during the nine month period ended December 31, 1996, compared to 16.3% during the same period in 1995. A significant increase in fuel cost and a decrease in brokerage revenue from NXL, offset by the increase of non-transportation revenue from CSI/Crown (as a result of the August 1995 acquisition of CSI/Reeves), the increase of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, resulted in this slight decrease. The Company's average price per gallon for fuel for the nine month period ended December 31, 1996 was $1.215, compared to $1.081 for the same period in 1995. The effect of this 12.4% increase in the average price per gallon was to increase fuel costs by approximately $4.4 million for the nine month period ended December 31, 1996 over the same period in 1995. This increase was offset by fuel surcharges billed to U.S. Xpress customers of approximately $2.1 million, for a net increase in fuel costs of approximately $2.3 million. Non-transportation revenue from CSI/Crown does not require Company expenditures for fuel and fuel taxes. Transportation revenue from CSI/Crown, which is served through the Company's purchase of transportation from third parties, and owner-operator revenue from Hall Systems also do not require expenditures for fuel and fuel taxes. Excluding the above-mentioned changes in revenue, fuel and fuel taxes as a percentage of operating revenue would have been 17.0% during the nine month period ended December 31, 1996.

     As a percentage of operating revenue, vehicle rents were 5.7% during the nine month period ended December 31, 1996, compared to 5.8% during the same period in 1995. Depreciation and amortization represented 4.2% of revenue during the nine month period ended December 31, 1996, compared to 5.6% during the same period in 1995. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.9% during the nine month period ended December 31, 1996, compared to 11.4% during the same period in 1995. This decrease was primarily attributable to increased non-transportation revenue from CSI/Crown from warehousing and the sale of installation supplies, the increase of owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, offset by a decrease in brokerage revenue from NXL. Additionally, improved equipment utilization at U.S. Xpress during the nine month period ended December 31, 1996 resulted in increased revenue per unit of revenue equipment. Revenues from warehousing and from the sale of installation supplies do not require expenditures for revenue equipment. Transportation revenue from CSI/Crown, which is served through the Company's purchase of transportation from third parties, and owner-operator revenue from Hall Systems also do not require expenditures for revenue equipment. Non-transportation revenue from warehousing and the sale of installation supplies by CSI/Crown, owner-operator revenue from Hall Systems, transportation revenue from CSI/Crown and brokerage revenue from NXL was $60.1 million during the nine month period ended December 31, 1996, compared to $42.0 million during the same period in 1995. Excluding the above-mentioned changes in revenue, vehicle rents and depreciation as a percentage of operating revenue would have been 10.7% for the nine month period ended December 31, 1996.

     As a percentage of operating revenue, purchased transportation was 6.5% during the nine month period ended December 31, 1996, compared to 6.2% during the same period in 1995. This increase resulted primarily from increased third party transportation purchases by CSI/Crown and owner-operator expense from Hall Systems, offset by decreased third party transportation purchases by NXL and increased linehaul revenue which does not require expenditures for purchased transportation.

     As a percentage of operating revenue, operating expenses and supplies were 6.3% during the nine month period ended December 31, 1996, compared to 7.3% during the same period in 1995. This decrease results from a combination of several factors: (i) an increase in non-transportation revenue from CSI/Crown, the increase in owner-operator revenue from Hall Systems and an increase in transportation revenue from CSI/Crown, which do not require incremental Company expenditures for operating expenses and supplies; (ii) the implementation of cost reductions in maintenance expenses, including the consolidation of two of the Company's largest maintenance facilities into one; and (iii) operating expenses and supplies for the nine month period ended December 31, 1995 reflected unusually high parts, tires and repair costs associated with preparing used tractors for disposal during the Company's second quarter of fiscal 1996.

     Cost of installation supplies sold during the nine months ended December 31, 1996 was $6.5 million, compared to $3.1 million during the same period in 1995. The nine month period ended December 31, 1995 only included sales of installation supplies for the four month period from September through December (as a result of the August 1995 acquisition of CSI/Reeves). This expense item reflects the cost of carpet installation supplies which are in turn sold through CSI/Crown retail outlets. As a percentage of revenue from the sale of installation supplies, the cost of installation supplies sold was 75.5% during the nine month period ended December 31, 1996, compared to 80.0% during the same period in 1995.

     As a percentage of operating revenue, building rental was 1.3% during the nine month period ended December 31, 1996, compared to 1.1% during the same period in 1995. This increase was primarily attributable to building rental expenses associated with the warehousing operations acquired in the August 1995 acquisition of CSI/Reeves.

     Income from operations for the nine month period ended December 31, 1996 increased $9.7 million, or 195.0%, to $14.7 million from $5.0 million during the same period in 1995. As a percentage of operating revenue, income from operations was 5.5% during the nine month period ended December 31, 1996, compared to 2.3% during the same period in 1995.

     The income tax provision for the nine month period ended December 31, 1996 was $4.9 million, compared to $460,000 during the same period in 1995. This reflects an increase in the effective tax rate to 46.3% for the nine month period ended December 31, 1996, compared to 36.1% during the same period in 1995. This increase is due to the non-deductible portion of meals and entertainment expense included in driver per diems, which was not applicable in prior periods during which the Company leased its drivers from an independent personnel leasing company. Effective January 1, 1997, the Company has eliminated the per diems paid to drivers, therefore the higher tax rate will not continue in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity during the nine month period ended December 31, 1996 were funds provided by operations, borrowings under long-term debt and proceeds from sales of property and equipment. In the remainder of fiscal 1997, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit and long-term debt and proceeds from sales of property and equipment. At December 31, 1996, the Company had in place an unsecured credit agreement with a group of banks with approximately $14.0 million available for borrowing.

     Cash provided by operations increased to $10.1 million during the first nine months of fiscal 1997, compared to $3.0 million during the same period of fiscal 1996. Net cash used in investment activities was $12.9 million during the first nine months of fiscal 1997, compared to $15.8 million during the same period of fiscal 1996. Of the cash used in investment activities during the first nine months of fiscal 1997, $31.0 million was used for the purchase of property and equipment and proceeds from the disposal of used equipment were $18.0 million. For fiscal 1997, such expenditures are substantially complete, and disposals of used equipment are expected to approximate $26.1 million.

     Net cash provided by financing activities was $1.5 million during the first nine months of fiscal 1997, compared to $8.0 million during the same period of fiscal 1996. Net borrowings under lines of credit and long-term debt were $1.4 million during the first nine months of fiscal 1997, compared to $8.3 million during the same period of fiscal 1996. Decreased borrowings under lines of credit and long-term debt resulted from the increase in cash provided by operations.

     Management believes that funds provided by operations, borrowings under lines of credit and long-term debt and proceeds from sales of property and equipment will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.


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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S. XPRESS ENTERPRISES, INC.
                                                  (REGISTRANT)



DATE:     FEBRUARY 14, 1997             BY:    /S/ PATRICK E. QUINN
          -----------------                 -----------------------------------
                                               PATRICK E. QUINN
                                               PRESIDENT



DATE:     FEBRUARY 14, 1997             BY:    /S/ DONALD A. RUTLEDGE
          -----------------                 -----------------------------------
                                               DONALD A. RUTLEDGE
                                               PRINCIPAL FINANCIAL OFFICER

20