Form 10-K
period 1997-03-31
US XPRESS ENTERPRISES INC
filed 1997-06-27
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


    (Mark One)
    [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the Fiscal Year Ended March 31, 1997

                                       OR

    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 (NO FEE REQUIRED).

    For the transition period from ____________________ to ____________________

                         Commission file number 0-24806
                                                -------

                          U.S. XPRESS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

             Nevada                                     62-1378182
  (State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

      2931 South Market Street
      Chattanooga, Tennessee                               37410
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (423) 697-7377
                                                    --------------

Securities Registered Pursuant to Section 12(b) of the Act: None
                                                            ----

Securities Registered Pursuant to Section 12(g) of the Act: Class A Common
                                                            --------------
Stock, $0.01 Par Value
----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [____]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $66,603,787 as of June 6, 1997 (based upon the $19.25 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of June 6, 1997, the registrant had 9,073,674 shares of Class A Common
    Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III,
    Items 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement dated June 25, 1997 for the 1997 annual meeting of stockholders.

                             CROSS REFERENCE INDEX

The following cross reference index indicates the document and location of the information contained herein and incorporated by reference into the Form 10-K.


                               Part I                                              Document and Location
                               ------                                              ---------------------
Item 1     Business                                                                Pages 3 to 14 herein

Item 2     Properties                                                              Page 14 to 15 herein

Item 3     Legal Proceedings                                                       Page 15 herein

Item 4     Submission of matters to a Vote of Security Holders                     Page 15 herein


                               Part II
                               -------
Item 5     Market for the Registrant's Common Equity and
                Related Stockholder Matters                                        Page 15 herein

Item 6     Selected Financial Data                                                 Page 16 herein

Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                Pages 17 to 21 herein

Item 8     Financial Statements and Supplementary Data                             Pages 22 to 37 herein

Item 9     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                                Page 37 herein


                               Part III
                               --------

Item 10    Directors and Executive Officers of the Registrant                      Pages 38 and 39 herein

Item 11    Executive Compensation                                                  Pages 7 to 9 of the Proxy Statement

Item 12    Security Ownership of Certain Beneficial Owners and
                Management                                                         Pages 3 and 4 of the Proxy Statement

Item 13    Certain Relationships and Related Transactions                          Page 6 of the Proxy Statement


                               Part IV
                               -------

Item 14    Exhibits, Consolidated Financial Statement Schedules,
                and Reports on Form 8-K                                            Pages 40 to 44 herein


                                    PART I

ITEM 1.    BUSINESS

General

       Except for the historical information contained herein, the following "Business" section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein.

       U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services in the United States, Canada and Mexico. The Company has two operating subsidiaries, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown").

       U.S. Xpress, the Company's largest subsidiary, accounted for 82% of the Company's fiscal 1997 revenues. U.S. Xpress targets customers that require time-definite and expedited truckload services. These services are provided in three ways: i) long-haul services utilizing two-person driver teams that travel over lengths of haul ranging generally from 800 to 3,000 miles; ii) regional services with lengths of haul from 100 to 1,000 miles in the Western and Southeastern regions of the United States; and iii) expedited truckload transportation brokerage services that primarily serve the air freight industry.

       CSI/Crown's target market is the floorcovering industry. CSI/Crown consolidates floorcovering products into truckload quantities, arranges truckload transportation to distribution centers throughout the United States and agent facilities throughout the U.S. and Canada for local delivery, provides warehousing facilities and sells floorcovering installation supplies.

       The Company's operating strategy is focused on seizing the opportunities that are emerging from five evolving trends in the transportation industry. These trends are:

       1) Growth opportunities are attractive for high-service providers. U.S. Xpress was founded in 1985 to provide high levels of transportation-related services utilizing technology. Over the last five years, the Company's revenues have grown at a 24% compounded annual rate. The Company's services have attracted customers across many industries, particularly among those who operate just-in-time systems in manufacturing and distribution. In addition, the Company's growth is attributable to providing services that are unique or differentiated from other carriers in the truckload industry. The Company was one of the first in the industry to establish time-definite pickups and deliveries to exact appointment times as a standard for service quality. Time-definite service is a critical element of efficient supply chain and distribution systems management as practiced by an ever-increasing number of shippers. In addition, the Company is one of only a few truckload carriers that provides expedited, time-definite service to and from any point in the Continental United States and bordering provinces of Canada. This is particularly important to shippers that operate multiple, geographically-separated facilities. The Company also has consistently utilized leading-edge technologies that provide value to customers. The most recent service enhancement is the Xpress Connect(TM) system which enables U.S. Xpress and CSI/Crown customers to trace freight, tender loads, exchange invoice information and perform other functions through the Internet. Management believes that this system is a distinct competitive advantage in the truckload industry and establishes a basis for the Company to enhance its Internet-based services.

       2) Shippers are increasingly eliminating or reducing the size of their private fleets and reducing the number of "core carriers" they use. This trend provides full-service carriers such as U.S. Xpress with opportunities for growth. In order to be considered as a core carrier by major shippers, the

       Company has positioned itself with national and regional truckload capabilities, expedited and time-definite service, industry-leading technology that adds value to customers' supply chain and administrative systems, modern and efficient operating equipment, specialized equipment to serve specific customer needs, quality management processes and equipment and drivers that can be assigned to dedicated customers and routes. In seeking customers, the Company emphasizes its commitment to flexibility, responsiveness, analytical planning and information management systems that position the Company to serve customers' demands for time-definite pickup and delivery, expedited service, instant information and logistics planning. The Company is a core carrier for many of its major customers, including Federal Express, Hewlett Packard, Avery Dennison, Carrier Corporation and Amana.

       3) The labor market for qualified professional truck drivers is extremely competitive, providing a competitive advantage to driver-friendly employers like the Company. Due to the continuing shortage of qualified drivers in the truckload transportation industry, particularly in the longer haul market, the recruiting, training and retention of qualified drivers is essential to support the Company's continued growth. The Company focuses significant resources and attention on the successful recruiting, hiring, and retention of qualified professional drivers. In fiscal 1997, the Company increased its fleet size to 2,246 tractors, a 14% increase over fiscal 1996, and employed a sufficient number of drivers to operate this larger fleet. The Company plans to increase its fleet size in fiscal 1998 through internal growth and strategic acquisitions. Two acquisitions were completed after the close of fiscal 1997 and the Company may pursue other acquisitions. Hiring and retaining drivers to fuel continued growth is an essential element of the Company's continuing growth and profitability. In fiscal 1997, the competition for professional drivers intensified, as several competing carriers raised driver mileage pay. Some carriers reported that they increased wages more than ten percent. While the Company has not had a significant problem with hiring and retaining sufficient numbers of drivers, management believes it is critical that the Company remain in the upper tier of carriers for total driver compensation in order to continue to keep its growing fleet fully staffed. Therefore, mileage pay for U.S. Xpress drivers will be increased between 0.5 to 3 cents per mile effective July 6, 1997. Most drivers will receive a 2 cent per mile increase.

       4) Shippers are increasingly outsourcing their logistics and transportation requirements to logistics firms, providing opportunities for the Company to obtain significant new customer accounts by establishing working relationships with important logistics suppliers. Some shippers recognize significant cost savings and improved performance by outsourcing transportation requirements and focusing their resources on their core businesses. A small number of logistics providers have jumped to the forefront of this young industry and have obtained significant business volumes from large shippers. The Company has established relationships with three of the leading logistics suppliers and these relationships have resulted in significant business opportunities. The Company believes that as it demonstrates its capabilities and performs to the demanding requirements of logistics suppliers, it could earn additional business opportunities with these logistics providers. In addition, relationships are being developed with other logistics providers.

       5) The trucking industry is consolidating, with financial and service pressures on many carriers offering attractive opportunities for well-capitalized carriers like the Company to acquire other carriers. Many carriers are having difficulty growing, or even surviving, in an increasingly competitive industry. This provides growth opportunities for the Company through acquisitions that fit its strategies, such as national or regional truckload carriers, carriers specializing in expedited services, floorcovering logistics providers and other high-service providers. The Company seeks strategic acquisition opportunities that fit the Company's established market niches and complement its existing business. Management believes that market and financial forces will continue to make acquisition opportunities attractive. The Company recently made three such acquisitions: 1) in July, 1996, the Company purchased equipment assets and assumed a customer contract of Michael Lima

       Transportation, a California carrier involved in providing expedited truckload services; 2) effective April 1, 1997, the Company purchased assets of Rosedale Transport, Inc., a floorcovering logistics provider based in Georgia in which CSI/Crown assumed the management of eight distribution centers in the Midwest and East.; and 3) effective May 1, 1997, the Company acquired JTI, Inc., a Nebraska-based regional carrier. Management continues to explore other acquisition opportunities that fit its strategic direction.

Services

       The Company's principal service specialty is time-definite service, which is the pickup and delivery of freight to prescribed schedules over distances ranging from 200 to 3,000 miles. Time-definite transportation requires pickups and deliveries to be performed to exact appointment times or within a specified number of minutes. This service is a key point of differentiation from many other trucking companies, which typically provide service only within windows ranging from several hours to a few days. Time-definite service is particularly important to the Company's customers that operate just-in-time manufacturing, distribution and retail inventory systems, and to the Company's customers that operate in the air freight industry.

       Management estimates that over half of the Company's typical freight volume is of a time-definite nature. Industry analysts estimate that about one-third of transportation shipments in the U.S. are made on a just-in-time basis, but that number is expected to increase to 40% by 2000. As more shippers value time-definite service for its impact on improving asset utilization through improved inventory management, the Company believes it is positioned to capitalize on this growth.

       Management has targeted five markets and is striving to achieve 20% annual growth in each market: expedited services, regional services, logistics partnerships, dedicated fleets and floorcovering logistics. In fiscal 1997, growth in each of these areas exceeded 20%. Revenue reported for these markets do, however, have some overlap. For example, freight that was shipped for a logistics customer, on an expedited basis, within a defined regional service area, using a dedicated truck and driver, would be counted as revenue in each of the target markets.

Expedited Service

       U.S. Xpress specializes in the pickup and delivery of freight on a time-definite schedule at transit times competitive to deferred air freight service. In fiscal 1997, revenue from expedited services was $124.8 million, an increase of 176% from fiscal 1996. Customers in the air freight industry accounted for 21% of expedited services revenue, with the remainder provided by manufacturers, distributors, retailers, freight forwarders and consolidators. Examples of this service are as follows:

                                                                                      Transit
                                                                                      Times
Origin                        Destination                       Miles                 (in hours)
------------------------------------------------------------------------------------------------
Charlotte, NC                 Los Angeles, CA                   2,381                    53
Atlanta, GA                   San Francisco, CA                 2,482                    55
Seattle, WA                   Miami, FL                         3,263                    73
Dallas, TX                    Chicago, IL                         923                    20
Newark, NJ                    Columbus, OH                        527                    12

       Expedited truckload service is provided at a much lower cost than typical deferred air freight service. It is used by manufacturers, distributors, air cargo services and freight forwarders that operate geographically separated, but tightly controlled just-in-time manufacturing, distribution and express delivery systems.

         Expedited service is provided primarily by two-person driver teams. In addition, freight relays are often used among U.S. Xpress' solo drivers. While expedited service is time critical, management directs the Company's drivers to observe all speed limits and the Company's tractors are equipped with electronic speed controls. The Company monitors its drivers to assure that they comply with DOT regulations regarding hours-of-service compliance that specify the maximum number of hours drivers may drive in 24-hour and 70-hour periods. The Company's integrated information and satellite communications systems provide real-time information to the Company's operations and customers and are used to manage all aspects of its expedited service.

         U.S. Xpress also operates a logistics group that provides expedited services. This group, formerly a separate operating subsidiary of the Company, National Xpress Logistics ("NXL"), was merged into U.S. Xpress on December 1, 1996. The logistics group obtains its business through relationships with agents who secure freight accounts and through direct relationships with customers. Freight services are provided by U.S. Xpress equipment and drivers and by independent contractors.

         In fiscal 1997, the Company almost entirely discontinued its coordination of freight services using other transportation modes, such as truck-rail intermodal, and its marketing of contract logistics management services. The logistics group now focuses on truckload services for expedited customers, with most of the customers participating in the air freight industry. Other freight business opportunities, such as non-expedited truckload services, are provided by the Company through its logistics group when these opportunities do not fit U.S. Xpress' targeted market segments or when U.S. Xpress equipment is not available. Prior to the formation of NXL, these opportunities were declined and the Company lost revenue opportunities. Likewise, other carriers utilize the Company's logistics group to reposition previously unloaded equipment, fill unused capacity with dedicated fleet opportunities and provide flexibility to reposition fleets and manage traffic lanes.

Regional Service

         About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, shippers are reducing the number of core carriers they use and are seeking carriers that offer a range of services to meet their needs. Many shippers are also bringing the various elements of their supply and distribution chains into closer geographical proximity. These trends lead shippers to use carriers, like the Company, that can provide short-haul, medium-haul and long-haul services in key areas of the U.S. The ability to provide regional service is an important factor to the Company obtaining certain core carrier accounts.

         Prior to 1994, the Company primarily offered medium and long-haul services. Recognizing the strategic importance of offering regional services, the Company embarked on a strategy to expand regional service. In 1994, the Company began providing regional service in the Southeast when it acquired Hall Systems, Inc., based in Birmingham, Alabama. Hall Systems, Inc. was merged into U.S. Xpress in December 1996. In 1995, the Company began providing regional service in the West. Regional service in the Midwest was offered by U.S. Xpress on a limited basis as a service to key customers and to reposition equipment. In fiscal 1997, revenue from regional services was $77.0 million, an increase of 92.5% from fiscal 1996.

         Effective May 1, 1997, the Company acquired JTI, Inc. ("JTI"), based in Lincoln, Nebraska, to expand regional service in the Midwest. Management expects that JTI's customer base, which has little overlap with the Company's customer base, offers opportunities to provide long-haul service outside of JTI's operating area. In addition, JTI has opportunities to expand regional service in the Midwest with U.S. Xpress customers.

Logistics Provider Relationships

         Manufacturers and distributors are increasingly outsourcing management of their logistics and transportation requirements to third parties. The Company has established working relationships with several premier logistics suppliers, and in particular, with the three largest in the industry. Logistics providers typically manage transportation purchasing, coordination and freight allocation for their customers. Industry analysts have estimated that about 5% of freight in the U.S. is being managed by logistics providers, and this share is expected to grow to 10% by the year 2000. Management believes that establishing a reputation for consistent and excellent performance is critical to future growth with these logistics providers. Revenue from logistics provider relationships in fiscal 1997 was $33.1 million, an increase of 196% from fiscal 1996.

Dedicated Fleets

         The Company provides equipment and drivers that are dedicated to specific customers and specific traffic lanes. In fiscal 1996, the Company increased its emphasis on providing dedicated equipment and drivers to key customers as part of its core carrier strategy. The Company and its drivers experience significant benefits from its dedicated operations. The Company benefits by receiving increased business volume from key customers, improving planning of equipment requirements and enhancing the safety of its drivers who travel the same lanes repeatedly. Drivers benefit through enhanced predictability of their schedules, reduced downtime between loads and more predictable off-duty time. At March 31, 1997 the Company operated 301 tractors that were dedicated to specific customers or lanes, compared with 60 tractors at March 31, 1996.

Floorcovering Logistics

         In 1994, the Company acquired Crown Transport Systems, Inc. ("Crown Transport") as the first step in building a floorcovering logistics business that serves the U.S. and Canada. In 1995, the Company acquired CSI/Reeves, Inc. and merged it with Crown Transport in January 1996 to form CSI/Crown. CSI/Crown picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations; contracts with U.S. Xpress and other truckload carriers to deliver the products to CSI/Crown service centers or to contract agents and delivery services; and delivers the products to floorcovering distributors and retailers in all 50 states, Canada and Mexico. In addition, CSI/Crown provides warehouse facilities, cutting services and retail sales of installation supplies to the floorcovering industry.

         CSI/Crown, in coordination with U.S. Xpress and other truckload carriers, delivers floorcovering products from its primary dock operations in North Georgia (located in close proximity to many carpet manufacturers) to its service centers throughout the continental U.S. with transit times that are among the best in the floorcovering industry. In conjunction with the acquisition and merger, CSI/Crown replaced all of its outdated tractors, trailers and forklifts with updated equipment. The newer equipment significantly improved equipment reliability and enabled CSI/Crown to show immediate improvements in customer service and equipment utilization.

         Revenue from floorcovering logistics in fiscal 1997 was $65.8 million, an increase of 38% from fiscal 1996. In April 1997, CSI/Crown purchased the floorcovering distribution system assets, including dock and material handling equipment, and assumed leases of terminal facilities and customer agreements of Dalton, Georgia-based Rosedale Transport, Inc. Eight distribution centers in the Midwest and East were added to CSI/Crown's network through the transaction. At fiscal year-end, CSI/Crown operated 20 distribution centers and contracted with others to provide distribution services at 31 other locations.

Technology
         The Company utilizes proven new technologies that yield both competitive service advantages and the ability to more profitably serve its niche markets. The Company has developed a computerized information system that is integrated with the QUALCOMM Omnitracs satellite communication system ("the QUALCOMM system") to enhance customer service and equipment utilization. The Company's Electronic Data Interchange ("EDI") capabilities provide customers with an efficient means of tracing freight and performing several administrative functions. In November, 1996, the Company introduced its proprietary Internet-based "Xpress Connect" system which enables customers to trace freight, tender loads and exchange invoice information via the Internet. Management believes that this system is a base from which it will provide enhanced customer service, and ultimately provide direct connectivity between customers and drivers via the Internet.

         The Company is a leader in the innovation of computer information systems that are integrated with the QUALCOMM system. Management believes that proven technologies provide both competitive service advantages and the ability to more profitably serve its niche markets.

Operating Systems
         Management believes that the Company's information systems are one of principal competitive advantages. These systems integrate operations systems and the principal back-office functions of payroll, billing, fuel and accounting with the QUALCOMM system.

Satellite Communications
         The QUALCOMM system was first implemented by the Company in 1990. The QUALCOMM system simplifies the location of equipment and permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, fuel, taxes paid and mileage operated, payroll, safety, traffic and maintenance information. For example, load planners assign loads by entering the required information into the system. Drivers then access the previously-planned load from the system and acquire all the necessary customer, order and routing information through their onboard display unit, thus eliminating waiting time and inefficient dependence on truck stop telephones. Management estimates that carriers without satellite communications typically lose one hour or more of productive time per driver per day waiting for telephones. The QUALCOMM system permits transmission of load assignments directly to the onboard display unit, and will even signal a driver when an assignment is available so that he or she may sleep in the tractor pending an assignment. In addition, through the QUALCOMM system, drivers have direct access to the Company's IBM AS/400 computer. This capability enables the driver to access information from operations and payroll systems, such as requesting and receiving cash advances on the road.

Load Planning/Dispatch
         The Company operates the QUALCOMM Decision Support System ("QDSS"), a dispatch optimization software system. This software package provides the capability to efficiently allocate equipment and drivers to available loads. QDSS maximizes utilization of the Company's equipment and contributes to improved customer and driver satisfaction. Load planners convert customer orders into daily pre-planned freight dispatches. Driver managers then send instructions to drivers via the QUALCOMM system. Drivers access the order when they are ready for the next load assignment. Drivers can obtain shipment orders, pickup and delivery instructions, customer location and routing information through the onboard computer. Through QDSS, the Company seeks to identify potential problems of too much or too little freight in a particular geographic region. The Company seeks additional freight in the affected area, or through its logistics group, seeks alternative carriers to handle overflow loads.

Electronic Data Interchange
         The Company's automated administrative (e.g. billing, fuel tax, payroll) and operating systems enable dial-up tracing and full EDI of administrative and shipment status information between the Company and its customers. This system provides significant operating advantages to U.S. Xpress and its customers, including real-time information flow, reduction or elimination of paperwork, error-free transcription and reductions in clerical personnel. EDI allows the Company to exchange data with its customers in a variety of formats, depending on individual customer's capabilities, which can significantly enhance quality control, customer service and customer efficiency.

Xpress Connect
         The Company's Xpress Connect system is an Internet-based system that makes it easier for shippers to track freight, tender loads and communicate with the Company via Internet e-mail. The system, which is a featured part of the Company's World Wide Web site, is designed to assist shippers in better managing their transportation shipments by providing up-to-date information on the location and status of active shipments, as well as historical information on completed shipments. The Company believes that Xpress Connect is the first World Wide Web application of its type that permits a customer to track shipments without prior knowledge of shipment or order numbers. Xpress Connect is customer-specific and password protected to guarantee the security of proprietary information. The system is being continually improved and upgraded, and in fiscal 1998, management expects to add enhancements that provide: 1) customers the ability to obtain proofs of delivery from the Company's document imaging system; 2) an on-line freight rating system; and 3) automatic notifications to customers' pagers of expected delays in transit.

Customer Service
         The Company's customer service functions are handled by three-person teams in each geographic region. Each customer has a primary contact within the Company who enters orders, monitors delivery status at various times each day, coordinates order revisions and special needs and alerts customers when scheduling revisions are required. The Company's technology provides instant information concerning location and estimated delivery time for shipments in transit.

Tractor and Trailer Technology
         The Company's management and a group of its drivers have worked with the Company's principal tractor supplier, Freightliner, to design improvements in its conventional tractors, such as more spacious and functional sleeper compartments and improved aerodynamics. In fiscal 1997, the Company was among the first to purchase the new Freightliner Century Class tractors, which provide superior levels of operating safety, fuel efficiency, information management capabilities and driver comforts. At March 31, 1997, 842 Century Class tractors were operating in the Company's fleet.

         The Company was among the first to use Detroit Diesel 60 Series engines, which provide significant performance improvements and maintenance cost reductions over non-electronic engines. The Company's engines are designed with enough power to enable the tractor to stay with the flow of traffic on most upgrades, which enhances safety and minimizes driver frustration. In addition, they contain electronic speed controls. Many of the Company's tractors are also equipped with anti-lock braking systems for improved safety. The Company's custom-designed trailers feature cubic capacity that is among the largest in the industry. The Company primarily uses Dorsey Cargo Guard trailers, many of which include translucent trailer tops that enhance safety in loading and unloading. In fiscal 1998, the Company will begin purchasing composite plate trailers from Wabash National Corporation that are more durable, have greater cubic capacity and stiffer sidewalls and do not fracture as easily as conventional aluminum trailers.

Eaton Vorad

         Eaton Vorad collision avoidance systems are specified equipment on Century Class tractors used by U.S. Xpress. These radar-based systems are designed to detect traffic ahead and to the side of trucks. The Eaton Vorad system is designed to provide drivers with additional response time, resulting in a safer vehicle for drivers and the motoring public. Over 800 such systems were in operation at fiscal year-end. In fiscal 1997, there were 87 accidents in the U.S. Xpress fleet involving lane changes or right turns. Seven of those involved Vorad-equipped trucks. There were 32 accidents during the fiscal year in which U.S. Xpress trucks were involved in rear-end collisions. Four of those involved Vorad-equipped trucks.

Document Scanning

         The Company has installed an optical character recognition system that scans documents such as bills of lading, driver logs and fuel receipts onto optical disks or other storage media. This system has reduced clerical and management time required to enter and retrieve information, while enhancing the availability and increasing the utilization of data by customers.

Debit Cards for Long Distance Telephone and Internet E-Mail

         The Company also makes available to all of its drivers a debit card, which enables a driver to prepay long distance telephone calls and Internet e-mail. The prepaid debit card system offers per minute rates lower than those currently offered by the three primary long distance carriers. Drivers have the capability to easily "reload" capacity, or add value, to the cards when the prepaid portion has been used.

Drivers

         At March 31, 1997, the Company employed 3,154 drivers at U.S. Xpress. Over 41% of the Company's drivers have been employed at least one year with the Company, and over 29% have been employed at least three years with the Company. Employment turnover of over-the-road drivers is a significant industry-wide problem. Recruiting, training and retention of qualified drivers is essential to support the Company's continued growth. Management believes that one of the key elements to retaining professional drivers is providing competitive compensation. Most companies in the truckload industry pay drivers based on the miles that they drive and provide various additional bonuses and incentives. Management believes that drivers' primary interest in compensation is their take-home pay rather than their base mileage pay. While other carriers may offer marginally higher mileage pay, management believes that the Company's drivers' compensation is comparable to those of other carriers because the Company's high equipment utilization maximizes driver productivity, miles driven and pay.

         To maintain high equipment utilization, particularly during periods of rapid additions of equipment to the fleet and periods of soft freight demand, the Company has implemented a number of ongoing initiatives to retain existing drivers and recruit new ones, such as handling driver-friendly freight, adopting an attractive compensation and benefits package, providing equipment with desirable driver amenities and providing a Company-wide culture of support for drivers' needs.

Recruiting

         Management believes that meeting drivers' reasonable expectations is critical to driver satisfaction and retention. Driver recruiters are trained to provide candidates with a realistic view of work requirements and the lifestyles required of a long-haul, over-the-road driver. The Company's recruiting efforts include targeted advertising, recruitment by the Company drivers and other methods. Detailed statistics are continually maintained and evaluated to determine the effectiveness of recruiting efforts. The Company compensates its drivers for successful recruiting efforts and periodically holds special incentive contests to encourage drivers to assist with recruiting.

         The Company also maintains a "quick response" system that investigates prospective drivers' credentials and driving histories and in most instances approves drivers for hiring within one business day of application. Management believes that this system is critical to hiring quality drivers who are making a job change and may have applied to several prospective employers at the same time. New driver candidates are carefully screened on the basis of prior driving and safety records. In accordance with DOT requirements, the Company operates a drug-free workplace. Accordingly, all drivers are required to submit to pre-employment, random, reasonable cause, post-accident and post-injury drug testing.

Training
         The Company works closely with a community college in Oklahoma to recruit and train prospective drivers. All new drivers, regardless of experience, are trained under strict guidelines. A two-day orientation program provides drivers with information about the Company, its equipment and its expectations. The orientation program also stresses safety instruction and proper operation of the tractors and trailers used by the Company. New drivers with less over-the-road experience are placed in the Company's driver training program and teamed with driver trainers to gain additional over-the-road experience. Driver trainers are carefully selected based on driving and safety records and receive additional instruction prior to being assigned to the driver training program. The Company has found that drivers completing this driver training program tend to have better safety and retention records.

Driver Managers
         An important aspect of driver retention is driver managers. Each Company driver is assigned a driver manager who is responsible for all aspects of driver satisfaction: miles, home time and helping drivers resolve work-related issues. Driver managers' performance is evaluated based on equipment utilization, driver turnover, driver miles and driver safety performance. The driver managers communicate with drivers daily through the satellite communications system and by telephone when personal communication is warranted. Typical matters in which assistance is provided include payroll issues and scheduling a driver's load so that he or she can return home. The Company recognizes that the first 90 days of employment is a critical retention and safety period for new drivers. New drivers are assigned to specific driver managers who are specially trained to assist new drivers. Each driver manager is responsible for approximately 45 trucks.

Driver-Friendly Freight
         Management believes that the kind of freight the Company typically handles is a significant factor in driver retention. Although drivers do occasionally load and unload freight, the Company focuses much of its marketing efforts on customers with freight which is "driver-friendly" in that it requires minimal or no loading or unloading by drivers. The Company also is increasingly extending this driver-friendly concept to customers that do not keep drivers waiting for extensive periods of time while trailers are loaded and those whose employees, usually loading dock personnel, treat the Company's drivers as professionals.

Compensation and Benefits
         The Company's compensation and benefits package has been structured to attract and retain quality drivers. Company drivers are compensated primarily on the basis of miles driven, with base pay per mile increasing with a driver's length of employment. Because the Company has an average length of haul that is longer than most truckload carriers, drivers accumulate more miles and thus earn above average pay. Drivers also can earn additional mileage pay through safety and mileage incentive bonuses. Based on recent surveys performed by the Company with respect to compensation paid by competitors, management believes the Company's driver compensation ranks among the highest in the truckload industry. Employee benefits include paid holidays and vacations, health insurance and a

         401(k) retirement plan in which the Company matches 50% of employee contributions, up to six percent of compensation.

Driver Amenities

         The Company's late-model, conventional tractors are designed for driver comfort and safety. Standard equipment includes double sleeper bunks, extra large cabs, air-ride suspensions and additional storage for personal items. The Company also has developed specific satellite communications applications that enable drivers to remain in touch with their families, receive information about pay and expense advances, directions to customer locations, weather updates and load assignments. The Company also provides pre-paid telephone calling cards that contain 30 minutes of free calling time per month to drivers. Drivers have the ability to add time to the cards by charging a personal credit card or through payroll deduction. In July 1996 the Company began testing a system in which drivers could send and receive electronic mail via the Internet using their satellite communications system. The costs of e-mail messaging are paid by drivers through their telephone calling cards. The test was successful and in October 1996, Internet e-mail capability was provided to the entire fleet. In fiscal 1997, the Company began purchasing Freightliner Century Class tractors, which set a new industry standard for efficiency and driver amenities.

Equipment

         U.S. Xpress operated 2,246 Freightliner conventional tractors and 5,470 dry van trailers at March 31, 1997. Most of the trailers are 53' x 102" high-cubic capacity vans. At fiscal year-end, management was implementing a program to reduce the size of the trailer fleet to an approximate 2:1 trailer to tractor ratio.

         Growth of the Company's tractor and trailer fleets is managed based on market conditions and the Company's experience and expectations with respect to equipment utilization levels. During fiscal 1997, the Company focused on improving equipment utilization. The fleet size was increased only as utilization goals were achieved. Utilization of the U.S. Xpress fleet in fiscal 1997 (including tractors associated with Hall Systems, which was merged into U.S. Xpress during the year) was $2,761 in revenue per tractor per week, a 4.3% increase from fiscal 1996. The U.S. Xpress fleet size increased 13.7% during fiscal 1997, less than its revenue growth of 17.9%.

         The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty maintenance agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs.

         Tractors are typically replaced every 36 to 48 months, generally well in advance of the need for major engine overhauls. This schedule can be accelerated or delayed based on resale values in the used truck market and the differential between those values and new truck prices. The Company maintains third party relationships that enable it to retail, rather than wholesale, a large percentage of used equipment. Management believes that this practice has resulted in significant gains through the sale of used trucks over what could have been obtained from trade-in values offered by the manufacturer. With respect to tractors and trailers scheduled for purchase during fiscal 1998, the Company has negotiated attractive repurchase commitments from its primary equipment vendors. These agreements reduce the Company's risks related to equipment disposal values.

Competition

         The transportation services business is extremely competitive. The Company competes primarily with other truckload carriers and, particularly in the longer haul markets, with intermodal transportation, railroads and providers of deferred air-freight service. Competition from railroads and intermodal transportation likely would increase if state or federal highway fuel taxes were increased without a corresponding increase in taxes imposed on fuel used by railroads.

         Generally, competition for the freight transported by the Company is based more on service and efficiency than on freight rates. However, historically, increased competition has created downward pressure on the truckload industry's pricing structure. Prolonged weakness in freight markets or downward pressure on freight rates could adversely effect the Company's results of operations or financial condition. Some competitors do have greater financial resources, operate more equipment and transport more freight than the Company.

Regulation

         The Company is a motor carrier that ascribes to safety rules and regulations promulgated by the Department of Transportation ("DOT") and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to federal, state and provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States, Mexico and certain Canadian provinces over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing truckload services.

         The Company has underground storage tanks for diesel fuel in use at terminals in Chattanooga, Tennessee, Tunnel Hill, Georgia, Oklahoma City, Oklahoma and Birmingham, Alabama. JTI has an underground storage tank in Lincoln, Nebraska. As a result, the Company is subject to regulations promulgated by the EPA in 1988 governing the design, construction and operation of underground fuel storage tanks from installation to closure. For underground fuel storage tanks in existence at the time the regulations were promulgated in 1988, which include tanks at the terminal in Chattanooga, the regulations require that tanks be upgraded to meet specified standards concerning corrosion protection, spill or overfill protection and release detection on a phased timetable which began in 1989 and ends in 1998. The Company believes all of its tanks are in compliance with EPA regulations.

Safety and Risk Management

         The Company is committed to ensuring that it has safe drivers. The Company regularly communicates with drivers to promote safety and to instill safe work habits through Company media, safety review sessions and ethics and responsibility training. These programs reinforce the importance of driving safely, abiding by all laws and regulations such as speed limits and driving hours, performing regular equipment inspections and acting as good citizens on the road. The Company's accident review committee meets regularly to review any new accidents, take appropriate action related to drivers, examine accident trends and implement changes in procedures or communications to address any safety issues.

         Management's emphasis on safety also is demonstrated through its equipment specifications, such as anti-lock brakes, electronic engines, special mirrors, conspicuity tape and the implementation of Eaton Vorad collision avoidance systems on all Freightliner Century Class tractors. The Eaton Vorad systems are designed to provide drivers with visible and audible warnings when other vehicles are beside them and when vehicles ahead are traveling at slower speeds than the truck. The system provides drivers with additional response time to prevent accidents.

         The Company requires prospective drivers to meet higher qualification standards than those required by the DOT. The DOT requires the Company's drivers to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. The DOT also requires that the employer implement a drug-testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, reasonable cause, post-accident and post-injury drug testing.

         Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as equipment weight and dimensions are also subject to federal and state regulations. An unpublished March 1993 change in the enforcement standards applied by the DOT has resulted in the reclassification of a number of motor carriers' safety ratings from "satisfactory" to "conditional" or "unsatisfactory". Currently, U.S. Xpress, JTI and CSI/Crown each have satisfactory ratings.

         The Company's Director of Risk Management and Chief Financial Officer are responsible for securing appropriate insurance coverage at cost effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company currently purchases primary and excess coverage for these types of claims in levels which management believes are sufficient to adequately protect the Company from significant claims. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, damage to physical properties and equipment damage resulting from collisions or other losses.

Personnel

         The Company considers relations with its employees, all of whom are non-union, to be good. At March 31, 1997, the Company and its subsidiaries employed 4,416 persons, including 3,154 drivers at U.S. Xpress. In addition, 50 independent contractor/drivers provided services to U.S. Xpress.

         On August 1, 1996, the Company ended its arrangement with a third-party leasing company in which the Company leased its drivers and most office and maintenance employees. On that date, all persons employed through the leasing company became employees of the Company or its subsidiaries. On January 1, 1997, the Company entered into an arrangement with a third party in which the Company outsources payroll and benefits administration, unemployment insurance and workers' compensation. Under this arrangement, the Company pays the third party a fixed amount per employee. The Company believes that this arrangement enables it to achieve cost savings on payroll administration, personnel benefits and insurance premiums.


ITEM 2.       PROPERTIES

         All of the Company's offices and terminals are leased. The Company's headquarters are located in two leased buildings in Chattanooga, Tennessee. U.S. Xpress is also based in Chattanooga. CSI/Crown is based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. In addition to the headquarters locations, U.S. Xpress operates 14 terminal facilities and CSI/Crown operates 20 distribution service centers.

         Effective April 1, 1997, the Company purchased assets from Rosedale Transport, Inc. and assumed the operation and existing leases of floorcovering service centers in Eagan, Minnesota; Grand Rapids and Detroit, Michigan; Akron, Ohio; Pittsburgh, Pennsylvania; Newark, Delaware; and Rochester and Syracuse, New York. Effective May 1, 1997 the Company acquired JTI, Inc., which owns a headquarters facility and terminal in Lincoln, Nebraska and leases terminals in N. Sioux City, South Dakota, Green Bay, Wisconsin and Loudon, Tennessee.

         Each of the Company's terminals and service centers are headed by a terminal or service center manager. Six U.S. Xpress terminals and one JTI terminal include maintenance facilities. Several terminals include driver lounges and customer service functions for local pickups and deliveries. In fiscal 1997, expansion of the CSI/Crown consolidation dock facility was completed and expansion of the U.S. Xpress maintenance facility at Tunnel Hill was begun. The Company believes that its current facilities are suitable and adequate for its present needs. The Company also periodically seeks improved locations and facilities and has not encountered any significant impediments to the location of new or additional facilities.

ITEM 3.       LEGAL PROCEEDINGS

         The Company is party to various legal proceedings arising in the normal course of its business. Management does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the year ended March 31, 1997, no matters were submitted to a vote of security holders.


                                    PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS


Common Stock and Stockholder Data

         Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. At June 6, 1997, there were 164 registered stockholders and an estimated 1,650 beneficial owners. At June 6, 1997 there were 9,073,674 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. Listed below is the trading activity for each quarter in the last two fiscal years.



                                                                                Average
         Quarter Ending               High                 Low                Daily Volume
         ----------------------------------------------------------------------------------
         June 30, 1995               11.125                8.125                 37,881
         September 30, 1995          11.125                7.00                  22,099
         December 31, 1995            9.50                 6.75                  20,395
         March 31, 1996               8.75                 6.625                  5,154
         June 30, 1996                8.50                 6.625                  8,998
         September 30, 1996           9.75                 5.75                  19,869
         December 31, 1996           16.125                8.50                  36,735
         March 31, 1997              17.75                12.25                  22,081


Dividends
         The Company does not pay cash dividends and intends to continue to retain earnings to finance growth of the Company.

ITEM 6.    SELECTED FINANCIAL DATA
(In thousands, except per share and operating data)



Year Ended March 31,                               1997         1996         1995          1994       1993           1992
-------------------------------------------------------------------------------------------------------------------------

Income Statement Data/(1)/
  Operating revenue
  U.S. Xpress                               $   296,974    $ 251,880   $  230,416    $  191,403  $ 164,856     $  135,389

CSI/Crown                                        65,845       47,817       23,915        24,001     21,288         21,827
                                            -----------------------------------------------------------------------------
       Consolidated                         $   362,819    $ 299,697   $  254,331    $  215,404  $ 186,144     $  157,216
                                            =============================================================================

Income from operations                      $    19,716    $   5,251   $   18,159    $   14,095  $   7,790     $    6,038
Income before taxes and cumulative
  effect of change in accounting method          14,236           75       13,557         9,714      3,313          3,678
Net income                                        7,878           94        8,263         6,042      1,867          2,454
Earnings per share                                  .65          .01          .76           .63        .19            .25
Weighted average number
  of shares outstanding                          12,168       12,003       10,806         9,665      9,665          9,665

Truckload Operating Data/(2)/
Total revenue miles (in thousands)              261,596      222,496      204,804       180,609    160,664        134,770
Average revenue per mile                    $      1.15    $    1.14   $     1.14    $     1.09  $    1.08     $     1.06
Tractors (at end of period)                       2,246        1,975        1,721         1,504      1,323          1,095
Average revenue per tractor per week        $     2,761    $   2,646   $    2,807    $    2,796  $   2,795     $    2,637

Balance Sheet Data
Working capital                             $    33,829    $  19,606   $   10,786    $    2,636  $   8,611     $   10,949
Total assets                                    178,084      177,821      146,070       103,385     89,412         53,267
Long-term debt, net of current
  maturities                                     59,318       61,789       46,157        49,871     51,628         29,307
Stockholders' equity/(3)/                        63,162       55,086       54,082        13,436      7,394          5,527


/(1)/ Data for U.S. Xpress includes data for all truckload operations. Data for CSI/Crown includes data for CSI/Reeves from its date of acquisition in August 1995.

/(2)/ Data for U.S. Xpress truckload operations. Average revenue per mile is net of fuel surcharges. Tractor data includes owned and leased tractors.

/(3)/ Reflects the sale by the Company of 2,500,000 shares of Class A Common Stock on October 6, 1994.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


         Comparison of the Year Ended March 31, 1997 to the Year Ended March 31, 1996

         The Company's initiatives to improve equipment utilization and to reduce operating expenses as a percent of revenue had favorable results for the fiscal year ended March 31, 1997. In this period, utilization for the combined truckload operations increased 4.3% to $2,761 in revenue per tractor per week, compared to $2,646 during the same period in 1996. The operating ratio (operating expenses as a percentage of revenue) improved 3.6 percentage points, reflecting a 21% increase in revenue versus a 16.5% increase in operating expenses. The smaller increase in operating expenses, compared to revenues, was due to reductions in several fixed and variable expense items.

Operating revenue during the fiscal year ended March 31, 1997 increased $63.1 million, or 21.1%, to $362.8 million, compared to $299.7 million during the same period in 1996. This increase resulted partially from the fiscal 1996 acquisitions of CSI/Reeves and Hall Systems, which together contributed $29.7 million of the $63.1 million increase. U.S. Xpress linehaul operations contributed $33.4 million to the increase. Increased U.S. Xpress linehaul revenue resulted from increased revenue miles and a slight increase in the rate per revenue mile.

Operating expenses represented 94.6% of operating revenue for the year ended
         March 31, 1997, compared to 98.2% during the same period in 1996.

Salaries, wages and employee benefits as a percentage of operating revenue was 41.0% for the year ended March 31, 1997, compared to 43.0% during the same period in 1996. This decrease is a result of salaries and wages for both Hall Systems and CSI/Crown representing a lower percentage of operating revenue due to the utilization of owner-operators at Hall Systems and the utilization of outside linehaul carriers at CSI/Crown. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

Fuel and fuel taxes as a percentage of operating revenue was 16.9% for the year ended March 31, 1997, compared to 16.3% during the same period in 1996. This increase was primarily attributable to an 11.0% increase in the average prices per gallon, offset by a 2.2% increase in average miles per gallon.

Vehicle rents as a percentage of operating revenue was 6.0% for the year ended
         March 31, 1997, compared to 5.8% for the same period in 1996. Depreciation and amortization as a percentage of operating revenue was 4.0% for the year ended March 31, 1997, compared to 5.6% during the same period in 1996. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.0% for the year ended March 31, 1997, compared to 11.4% during the same period in 1996. This decrease was due in part to increased non-transportation revenue from CSI/Crown and an increase in owner-operator revenue from Hall Systems, both of which do not require expenditures for revenue equipment. Additionally, utilization for U.S. Xpress linehaul operations increased to $2,761 in revenue per tractor per week for the year ended March 31, 1997, a 4.3% increase from the previous fiscal year, which reduced the number of tractors required.

Purchased transportation as a percentage of operating revenue was 6.3% for the fiscal year 1997, compared to 6.6% in the same period in 1996. This decrease is due to increased non-transportation revenue at CSI/Crown which does not require expenditures for purchased transportation.

Operating expenses and supplies as a percentage of operating revenue was 6.3% for the year ended March 31, 1997, compared to 7.1% during the same period in 1996. This decrease results from two factors: 1) an increase in non-transportation revenue from CSI/Crown and an increase in owner-operator revenue from Hall Systems, which do not require incremental company expenditures for operating expenses and supplies; and 2) reductions in maintenance expenses.

Cost of installation supplies sold during the year ended March 31, 1997 was $8.2 million, compared to $5.2 million during the same period in 1996. This increase is due to an increase in installation supplies sold to $11.0 million in 1997, from $6.6 million in 1996. This expense item reflects the cost of carpet installation supplies which are sold through CSI/Crown retail outlets.

Income from operations for the year ended March 31, 1997 increased $14.5 million, or 275.5 %, to $19.7 million from $5.3 million during the same period in 1996. As a percentage of operating revenue, income from operations was 5.4% during the year ended March 31, 1997, compared to 1.8% during the same period in 1996.

Income tax provision for the year ended March 31, 1997 was $6.4 million, compared to a $19,000 benefit during the same period in 1996. This reflects an effective federal and state income tax rate of 44.7% for fiscal 1997 as compared to the statutory federal and state rate of approximately 39.0%. This higher rate is primarily the result of non-deductible per diems paid to drivers during part of fiscal 1997. Subsequent to December 31, 1996 per diems paid to drivers were eliminated. Comparison of the Year Ended March 31, 1996 to the Year Ended March 31, 1995.

Operating expenses represented 98.2% of operating revenue during the year ended
         March 31, 1996 and 92.9% during the same period in 1995.

Salaries, wages and employee benefits as a percentage of operating revenue was 43.0% during the year ended March 31, 1996, compared to 42.5% during the same period in 1995. This increase was due to a 6.0% increase in driver pay in mid-March 1995 and an increase in the empty miles percentage to 6.9% of total miles in fiscal 1996, compared to 5.5% in fiscal 1995. Partly offseting these factors was lower salaries and wages at Hall Systems as a percentage of operating revenue, due to that company's utilization of owner-operators. All owner-operator expenses are reflected as purchased transportation.

Fuel and fuel taxes as a percentage of operating revenue was 16.3% during the year ended March 31, 1996, compared to 16.8% during the same period in 1995. This decrease resulted from an increase of $5.4 million in logistics revenues and the addition of $7.9 million of non-transportation revenue from the newly acquired CSI/Reeves, both of which do not require Company expenditures for fuel and fuel taxes. As a percentage of operating revenue, excluding the increase in logistics and non-transportation revenue, fuel and fuel taxes was 17.0% during the year ended March 31, 1996.

Vehicle rents as a percentage of operating revenue was 5.8% during the year ended March 31, 1996, compared to 6.6% during the same period in 1995. Depreciation and amortization represented 5.6% of operating revenue in 1996, compared to 5.9% in 1995. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.4% during the year ended March 31, 1996, compared to 12.5% during the same period in 1995. This decrease was primarily attributable to increased revenues from warehousing, transportation logistics services and the sale of installation supplies, none of which required significant expenditures for revenue equipment. Revenue from warehousing, logistics services and the sale of installation supplies was $19.2 million during the year ended March 31, 1996, compared to $5.9 million in the same period in 1995. As a percentage of operating revenue, excluding the increase in logistics and non-transportation revenue, vehicle rents and depreciation were 11.9% during the year ended March 31, 1996.

Purchased transportation as a percentage of operating revenue was 6.6% during the year ended March 31, 1996, compared to 4.1% during the same period in 1995. This increase resulted primarily from increased third-party transportation purchases by CSI/Reeves and NXL, and owner-operator expense from Hall Systems. The majority of transportation services provided by NXL and CSI/Reeves result in the purchase of transportation from third parties.

Operating expenses and supplies as a percentage of operating revenue was 7.1% during the year ended March 31, 1996, compared to 6.8% during the same period in 1995. This increase reflected high parts, tires and repair costs incurred in fiscal 1996 associated with preparing used tractors for disposal during the Company's second quarter.

Cost of installation supplies sold during the year ended March 31, 1996 reflects costs of carpet installation supplies sold through CSI/Reeves retail outlets from the date of acquisition (August 31, 1995).

Building rental as a percentage of operating revenue was 1.2% during the year ended March 31, 1996, compared to 0.8% during the same period in 1995. This increase is primarily attributable to building rental expenses associated with the acquired warehousing operations of CSI/Reeves.

Gain on sales of equipment as a percentage of operating revenue was 0.4% during the year ended March 31, 1996, compared to 1.1% during the same period in 1995. Proceeds from the disposals of used equipment were $17,383 during the year ended March 31, 1996, compared to $17,582 during the same period in 1995.

Income from operations for the year ended March 31, 1996 decreased $12.9 million, or 71.1%, to $5.3 million from $18.2 million. As a percentage of operating revenue, income from operations was 1.8% in the year ended March 31, 1996, compared to 7.1% during the same period in 1995.


Special Considerations
----------------------

Certain factors affect U.S. Xpress Enterprises and the transportation industry.
         The trucking industry is affected by economic risks and uncertainties, some of which are beyond its control. These include economic recessions and downturns in customers' business cycles, increases in fuel prices, the availability of qualified drivers and fluctuations in interest rates.

         The trucking industry is highly competitive and includes numerous regional, inter-regional and national truckload carriers. Many of these carriers have greater financial resources, equipment and freight capacity than the Company. Management believes its strategies of controlled growth and focused marketing will continue to provide freight at sufficient volumes and prices to remain profitable. Changes in economic conditions could reduce both the amount of freight available and freight rates, which could have a material adverse effect on the Company's results.

         Fuel is one of the Company's largest expenditures. In April 1996, the industry experienced a rapid increase in fuel prices. These increased prices remained throughout fiscal 1997. The Company partially offset the effect of these increases through fuel surcharges to customers or rate increases in lieu of fuel surcharges. Future increases or decreases in fuel prices are uncertain. To the extent the Company is unable to offset fuel price increases through fuel surcharges or rate increases, increased fuel prices could have a material adverse effect on the Company's results.

         Competition for available qualified drivers in the truckload industry is intense, and will likely remain so for the foreseeable future. The Company and many of its competitors experience high rates of turnover and occasionally have difficulty in attracting and retaining qualified drivers in sufficient numbers to operate all available equipment. Management believes the Company's current pay structure, benefits, policies and procedures related to drivers are effective in attracting and retaining drivers. However, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future. The inability to attract and retain qualified drivers would have a material adverse effect on the Company's results.

         The trucking industry is extremely capital intensive. The Company depends on operating leases, lines of credit, secured equipment financing and cash flows from operations to finance the expansion and maintenance of its modern and cost efficient revenue equipment and facilities. At present, the Company is more highly leveraged than some of its competitiors. If the Company were unable in the future to obtain financing at acceptable levels it could be forced to limit the growth or replacement of its equipment and facilities. If interest rates increased significantly it could have a material adverse effect on the Company's results.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity during the year ended March 31, 1997 were funds provided by operations, borrowings under long-term debt facilities, lines of credit and proceeds from the sales of used property and equipment. At March 31, 1997, the Company had in place a $50.0 million credit facility with a group of banks, of which $14.5 million was available for borrowing. In fiscal 1998, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under installment notes payable and borrowings under lines of credit.

Cash generated from operations decreased to $7.9 million in fiscal 1997 from $9.0 million in fiscal 1996. Net cash used in investment activities was $3.2 million in fiscal 1997 and $17.3 million in fiscal 1996. Of the cash used in investment activities in fiscal 1997, $24.8 million was used to acquire additional property and equipment, compared to $28.2 million in fiscal 1996. The decrease in amounts expended for purchases of new equipment in fiscal 1997, compared to fiscal 1996, reflects the Company's leasing of more revenue equipment under operating leases rather than purchasing such equipment.

Net cash used for financing activities was $4.1 million in fiscal 1997, compared to $6.3 million provided in fiscal 1996. This decrease relates primarily to the Company's greater use of leased equipment in fiscal 1997. As a result, the net repayments under lines of credit and long-term debt during the year ended March 31, 1997 was $4.1 million, compared to net borrowings of $5.4 million during fiscal 1996. Net borrowings under lines of credit were $1.0 million during the year ended March 31, 1997, compared to net borrowings of $30.3 million during fiscal 1996. During fiscal 1996, the Company obtained a new revolving line of credit with capacity up to $50.0 million. A portion of the availability under this new line was immediately used to repay certain existing long-term indebtedness bearing higher interest rates.

         Management believes that funds provided by operations, borrowings under installment notes payable and available borrowings under the Company's existing line of credit will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.


Inflation
---------

Inflation has not had a material effect on the Company's results of operations or financial condition during the past three years. However, inflation higher than experienced during the past three years could have an adverse effect on the Company's future results.


Seasonality
-----------

In the trucking industry, revenue generally shows a seasonal pattern as customers reduce shipments during and after the winter holiday season and its inherent weather variations. The Company's operating expenses also have historically been higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information set forth under the following captions are contained on the following pages in this Form 10K.

Report of Independent Public Accountants................................   22
Consolidated Statements of Operations...................................   23
Consolidated Balance Sheets.............................................24-25
Consolidated Statements of Cash Flows...................................   26
Consolidated Statements of Stockholders' Equity.........................   27
Notes to Consolidated Financial Statements..............................28-37
Financial Statement Schedules...........................................40-41


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of U.S. Xpress Enterprises, Inc.:

        We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of March 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.


                                               ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
May 7, 1997

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)


Year Ended March 31,                                                                1997             1996                  1995
--------------------------------------------------------------------------------------------------------------------------------
Operating Revenue                                                                $ 362,819         $299,697             $ 254,331
                                                                                 ------------------------------------------------

Operating Expenses:
Salaries, wages and employee benefits, including contract wages                    148,850          129,311               108,074
Fuel and fuel taxes                                                                 61,268           48,782                42,586
Vehicle rents                                                                       21,603           17,263                16,767
Depreciation and amortization                                                       14,492           16,765                15,070
Purchased transportation                                                            22,682           19,929                10,493
Operating expenses and supplies                                                     22,503           21,321                17,398
Insurance premiums and claims                                                       15,265           12,874                10,457
Operating taxes and licenses                                                         5,984            5,227                 4,608
Communications and utilities                                                         6,301            5,343                 4,332
Cost of installation supplies sold                                                   8,180            5,214                    --
Building rental                                                                      4,878            3,495                 2,063
Bad debt expense                                                                       880              784                   543
General and other operating expenses                                                11,506            9,582                 6,949
Gain on sales of equipment                                                          (1,289)          (1,320)               (2,979)
Equity in earnings of unconsolidated affiliate                                          --             (124)                 (189)
                                                                                 -------------------------------------------------
  Total operating expenses                                                         343,103          294,446               236,172
                                                                                 -------------------------------------------------

Income from Operations                                                              19,716            5,251                18,159
                                                                                 -------------------------------------------------

Other Income (Expense):
Interest expense, net                                                               (5,542)          (5,251)               (4,796)
Other income, net                                                                       62               75                   194
                                                                                 -------------------------------------------------
  Total other expense                                                               (5,480)          (5,176)               (4,602)
                                                                                 -------------------------------------------------

Income Before Income Tax Provision                                                  14,236               75                13,557

Income Tax (Provision) Benefit                                                      (6,358)              19                (5,294)
                                                                                 -------------------------------------------------
Net Income                                                                       $   7,878         $     94             $   8,263
                                                                                 =================================================

Earnings Per Share                                                               $     .65         $    .01             $     .76
                                                                                 =================================================

Weighted Average Common Shares and Common
Share Equivalents Outstanding                                                       12,168           12,003                10,806
                                                                                 =================================================

 The accompanying notes are an integral part of these consolidated statements.

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)


March 31,                                                                                               1997                  1996
----------------------------------------------------------------------------------------------------------------------------------
Assets

Current Assets
Cash and cash equivalents                                                                         $    5,092            $    4,378
Customer receivables, net of allowance of $2,733 in 1997 and $3,033 in 1996                           50,056                41,910
Other receivables                                                                                      3,969                 4,318
Prepaid insurance and licenses                                                                         3,853                 4,837
Operating and installation supplies                                                                    4,904                 4,033
Deferred income taxes                                                                                  4,443                 3,888
Other current assets                                                                                     719                   482
                                                                                                  --------------------------------
          Total current assets                                                                        73,036                63,846
                                                                                                  --------------------------------

Property and Equipment, at cost
Land and buildings                                                                                     2,717                 2,232
Revenue and service equipment                                                                        112,076               126,501
Furniture and equipment                                                                               11,265                10,325
Leasehold improvements                                                                                 7,619                 5,086
                                                                                                  --------------------------------
                                                                                                     133,677               144,144
Less accumulated depreciation and amortization                                                       (39,803)              (39,702)
                                                                                                  --------------------------------
          Net property and equipment                                                                  93,874               104,442
                                                                                                  --------------------------------

Other Assets
Goodwill, net                                                                                          7,700                 6,579
Other                                                                                                  3,474                 2,954
                                                                                                  --------------------------------
          Total other assets                                                                          11,174                 9,533
                                                                                                  --------------------------------

Total Assets                                                                                      $  178,084            $  177,821
                                                                                                  ================================

The accompanying notes are an integral part of these consolidated balance sheets.

                          CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)



March 31,                                                                                               1997                  1996
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable                                                                                  $    8,708            $   10,025
Accrued wages and benefits                                                                             5,086                 5,543
Claims and insurance accruals                                                                          9,601                11,465
Other accrued liabilities                                                                              2,804                 3,378
Current maturities of long-term debt                                                                  13,008                13,829
                                                                                                  --------------------------------
          Total current liabilities                                                                   39,207                44,240
                                                                                                  --------------------------------

Long-Term Debt, net of current maturities                                                             59,318                61,789
                                                                                                  --------------------------------
Deferred Income Taxes                                                                                 14,543                10,885
                                                                                                  --------------------------------
Other Long-Term Liabilities                                                                            1,854                 5,821
                                                                                                  --------------------------------

Commitments and Contingencies (Notes 6 and 8)

Stockholders' Equity
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued                            --                    --
Common Stock Class A, $.01 par value, 30,000,000 shares authorized,
  9,046,044 and 9,034,884 shares issued and outstanding at
  March 31, 1997 and 1996, respectively                                                                   90                    89
Common Stock Class B, $.01 par value, 7,500,000 shares authorized,
  3,040,262 shares issued and outstanding at March 31, 1997 and 1996                                      30                    30
Additional paid-in capital                                                                            33,832                33,774
Retained earnings                                                                                     29,443                21,565
Notes receivable from stockholders                                                                      (233)                 (372)
                                                                                                  --------------------------------
Total stockholders' equity                                                                            63,162                55,086
                                                                                                  --------------------------------
Total Liabilities and Stockholders' Equity                                                        $  178,084            $  177,821
                                                                                                  ================================

  The accompanying notes are an integral part of these consolidated balance sheets.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)


For the Year Ended March 31,                                                   1997                  1996                   1995
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                         $          7,878           $        94          $       8,263
Adjustments to reconcile net income to net cash provided
by operating activities:
  Deferred income tax provision                                               3,103                 2,737                  1,953
  Depreciation and amortization                                              14,492                16,765                 15,070
  Gain on sales of equipment                                                 (1,289)               (1,320)                (2,979)
  Equity in earnings of unconsolidated affiliate                                 --                  (124)                  (189)
  Increase in receivables                                                    (7,309)               (9,674)                (3,279)
  (Increase) decrease in prepaid insurance and licenses                         984                  (497)                (1,484)
  (Increase) decrease in operating supplies                                    (575)                 (688)                    10
  (Increase) decrease in other assets                                        (1,141)                 (559)                   190
  Increase (decrease) in accounts payable and
  other accrued liabilities                                                  (7,722)                3,606                  2,669
  Increase (decrease) in accrued wages and benefits                            (457)               (1,317)                 2,190
  Other                                                                          18                    16                     --
                                                                   -------------------------------------------------------------
  Net cash provided by operating activities                                   7,982                 9,039                 22,414
                                                                   -------------------------------------------------------------
Cash Flows from Investing Activities:
Payments for purchases of property and equipment                            (24,868)              (28,247)               (61,072)
Proceeds from sales of property and equipment                                24,618                17,383                 17,582
Repayment of notes receivable from stockholders                                  94                    --                    838
Acquisition of business, net of cash acquired                                (3,048)               (6,227)                  (308)
Acquisition of remaining 50% of unconsolidated
affiliate, net of cash acquired                                                  --                  (239)                    --
                                                                   -------------------------------------------------------------
  Net cash used in investing activities                                      (3,204)              (17,330)               (42,960)
                                                                   -------------------------------------------------------------
Cash Flows from Financing Activities:
Net borrowings (payments) under lines of credit                               1,000                30,325                 (7,158)
Payment of long-term debt                                                   (26,450)              (36,355)               (31,305)
Borrowings under long-term debt                                              21,300                11,468                 32,215
Proceeds from exercise of stock options                                         128                    --                     --
Proceeds from issuance of common stock                                           --                    --                 31,588
Repurchase of restricted common stock                                           (42)                  (42)                   (42)
Increase in other liabilities                                                    --                   906                    481
                                                                   -------------------------------------------------------------
  Net cash provided by (used in) financing activities                        (4,064)                6,302                 25,779
                                                                   -------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            714                (1,989)                 5,233
Cash and Cash Equivalents, beginning of year                                  4,378                 6,367                  1,134
                                                                   -------------------------------------------------------------
Cash and Cash Equivalents, end of year                             $          5,092           $     4,378          $       6,367
                                                                   =============================================================
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest                             $          5,643           $     5,198          $       5,227
                                                                   =============================================================
Cash paid (refunded) during the year for income taxes, net         $          2,766           $      (470)         $       2,621
                                                                   =============================================================
Supplemental Disclosure of Significant Noncash
Investing and Financing Activities:
Issuance of long-term debt in connection
with purchase of business                                          $            792           $       --           $         600
                                                                   =============================================================

 The accompanying notes are an integral part of these consolidated statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)



                                                                                                           Notes
                                                                        Additional                       Receivable
For the years ended March 31,                  Common Stock               Paid-In       Retained            From
1995, 1996 and 1997                       Class A       Class B           Capital       Earnings        Stockholders        Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 1994                   $       73    $       22      $     1,433    $   13,208       $   (1,300)   $    13,436
Net income                                        --            --               --         8,263              --           8,263
Conversion of 815,680 shares of
Class A Common Stock to
Class B Common Stock                              (8)            8               --            --              --             --
Issuance of 2,500,000 shares of
Class A Common Stock in initial
public offering                                   25            --           31,563            --              --         31,588
Repayment of notes receivable
from stockholders                                 --            --               --            --              838           838
Repurchase of 18,390 shares of
restricted stock                                  (1)           --              (87)           --               45           (43)
                                          --------------------------------------------------------------------------------------

Balance, March 31, 1995                           89            30           32,909        21,471             (417)       54,082
Net income                                        --            --               --            94               --            94
Repurchase of 18,390 shares of
restricted stock                                  (1)           --              (87)           --               45           (43)
Issuance of 1,744 shares of Class A
Common Stock for non-employee
director compensation                             --            --               16            --               --            16
Issuance of 110,182 shares of
Class A Common Stock for
purchase of Hall Systems                           1            --              936            --               --           937
                                          --------------------------------------------------------------------------------------

Balance, March 31, 1996                           89            30           33,774        21,565             (372)       55,086
Net income                                        --            --               --         7,878               --         7,878
Repurchase of 18,390 shares of
restricted stock                                  --            --              (87)           --               45           (42)
Repayment of notes receivable
from stockholders                                 --            --               --            --               94            94
Issuance of 2,542 shares of Class A
Common Stock for non-employee
director compensation                             --            --               18            --               --            18
Proceeds from exercise of 27,008
stock options                                      1            --              127            --               --           128
                                          --------------------------------------------------------------------------------------

Balance, March 31, 1997                   $       90    $       30      $    33,832    $   29,443      $      (233)   $   63,162
                                          ======================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Operations
-------------------------------

        U. S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two subsidiaries. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the Continental United States, Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation and logistics services to the floorcovering industry.

2.  Acquisitions
----------------

        Effective March 31, 1994, the Company acquired 50% of the outstanding stock of Hall Systems, Inc. ("Hall Systems") for $625,000 cash and a $625,000 note payable. Effective October 31, 1995, the Company acquired the remaining 50% of the outstanding stock of Hall Systems for $1,000,000 cash and 110,182 shares of the Company's Class A Common Stock in a transaction accounted for by the purchase method of accounting.

        Effective August 31, 1995, the Company acquired 100% of the outstanding stock of CSI/Reeves, Inc. ("CSI/Reeves") for cash of $6,240,000 in a transaction accounted for by the purchase method of accounting. Effective January 1, 1996, CSI/Reeves was merged into the Company's existing freight consolidator (Crown Transport Systems, Inc.) to form CSI/Crown, Inc.

        The results of operations of CSI/Reeves and Hall Systems are included in the accompanying consolidated financial statements from the dates of their respective acquisition. On a pro forma (unaudited) basis, operating revenue for the Company would have been approximately $332 million and $310 million, respectively, for fiscal 1996 and 1995, had the acquisitions taken place at the beginning of the respective periods. The impact on net income and earnings per share is insignificant. This information is for comparative purposes only and does not purport to be indicative of the results of operations had the transactions been completed at the beginning of the respective periods or indicative of the results which may occur in the future.

        In June 1996, the Company acquired certain equipment and the right to fulfill a contract to provide expedited truckload services in the Western United States to a major air freight company from Michael Lima Transportation for $3,048,000 cash and a $792,000 note payable. In addition, $1,000,000 will be paid to the seller if the Company is able to extend the contract. The pro forma effect of this transaction on prior period financial statements is immaterial. Subsequent to March 31, 1997, the Company acquired eight distribution centers and certain equipment from Rosedale Transport, Inc. and acquired JTI, Inc.

3.  Summary of Significant Accounting Policies
----------------------------------------------

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

Recognition of Revenue For financial reporting purposes, the Company recognizes revenue and direct cost when shipments are completed.

Concentration of Credit Risk Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.

Operating and Installation Supplies Operating supplies consist primarily of tires, parts, materials and supplies for servicing the Company's revenue and service equipment. Installation supplies consist of various accessories used in the installation of floorcoverings and are held for sale at various CSI/Crown distribution centers. Operating and installation supplies are recorded at the lower of cost (on a first-in, first-out basis) or market. Tires and tubes purchased as part of revenue and service equipment are capitalized as part of the cost of the equipment. Replacement tires and tubes are charged to expense when placed in service.

Property and Equipment Property and equipment is carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value) as follows:

                                  Buildings...............    10-30 years

              Revenue and service equipment...............    3-7 years

                    Furniture and equipment...............    3-7 years

                     Leasehold improvements...............    5-6 years

        The Company recognized $13,837,000, $16,066,000 and $14,813,000 in depreciation expense during the years ended March 31, 1997, 1996 and 1995, respectively. Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company's statement of operations with the exception of gains on trade-ins, which are included in the basis of the new asset.

        Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill The excess of the consideration paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. The Company recognized $272,000, $220,000 and $204,000 of goodwill amortization expense during the years ended March 31, 1997, 1996 and 1995, respectively. Accumulated amortization was $1,028,000 and $756,000 at March 31, 1997 and 1996,
        respectively.

Claims and Insurance Accruals The primary claims in the Company's business are cargo loss and damage, physical damage and automobile liability. Prior to January 1, 1997, most of the Company's insurance provided for large self-insurance levels with excess coverage sufficient to protect the Company from catastrophic claims. Beginning January 1997, the Company began purchasing policies with low deductibles which essentially fully insure cargo and auto liability, while physical damage has an annual aggregate deductible. For claims with self-insurance levels, estimated costs are accrued based upon information provided by insurance adjustors for reported claims and adjusted for expected loss development factors.

Other Long-Term Liabilities Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At March 31, 1997 and 1996, other long-term liabilities include deferred rents of $1,295,000 and $1,802,000, respectively.

Income Taxes Deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expenses or credits are based on the changes in the asset or liability from period to period.

Contract Wages Prior to August 1996, the Company leased a substantial portion of its personnel, including drivers, from an independent personnel leasing company. Under the lease agreements, the Company paid a contracted amount per person and the personnel leasing company had the responsibility for payroll, unemployment insurance and workers' compensation claims. In August 1996, the lease agreements with the independent personnel leasing company were terminated and the personnel previously leased under these agreements became employees of the Company. Effective January 1, 1997, the Company entered into an agreement with a Professional Employer Organization (PEO) in which the PEO is a co-employer with the Company for all of the Company's personnel. The PEO is responsible for processing and administration of the Company's payroll, including tax reporting, and provides group health benefits and worker's compensation coverage.

Hedging Instruments For a small percentage of the Company's fuel requirements, the Company hedges the effects of fluctuations in the price of fuel. The resulting gains or losses are accounted for as a decrease or increase in fuel expense. The impact of the Company's hedging program is not significant in relation to total fuel purchases.

Earnings Per Share Earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stock options. The weighted average number of shares and equivalents used in the computation were 12,167,890, 12,002,754, and 10,806,336 for fiscal 1997, 1996 and 1995, respectively.

Reclassifications Certain reclassifications have been made in the fiscal 1996 and 1995 financial statements to conform with the 1997 presentation.

Stock-Based Compensation The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective fiscal 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements  In 1997, the Financial Accounting Standards
        Board issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" ("SFAS 128"). SFAS 128 changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. The Company is required to adopt SFAS 128 for periods ending after December 15, 1997, and all prior period EPS data must be restated. The impact of adopting SFAS 128 will not have a material impact on EPS for any period presented.

4.  Income Taxes
----------------
The income tax provision (benefit) in fiscal 1997, 1996 and 1995 consisted of the following (in thousands):

                                                    1997        1996        1995
                                               ---------------------------------
Current
  Federal                                      $   2,726  $   (2,876)  $   2,989
  State                                              529         120         352
                                               ---------------------------------
                                                   3,255      (2,756)      3,341

Deferred                                           3,103       2,737       1,953
                                               ---------------------------------
                                               $   6,358  $      (19)  $   5,294
                                               =================================

The income tax provision (benefit) as reported in the consolidated statements of operations differs from the amounts computed by applying federal statutory rates due to the following (in thousands):

                                                    1997        1996        1995
                                               ---------------------------------
Federal income tax at statutory rate           $   4,840  $       25   $   4,609
State income taxes, net of federal income
  tax benefit                                        349          73         419
Goodwill amortization                                 75          75          78
Nondeductible driver per diems                       650          --          --
Other                                                444        (192)        188
                                               ---------------------------------
  Income tax provision (benefit)               $   6,358  $      (19)  $   5,294
                                               =================================

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at March 31, 1997 and 1996 consisted of the following (in thousands):

                                                    1997                    1996
                                               ---------------------------------

Deferred tax assets
Allowance for doubtful accounts                $     952               $   1,133
Insurance reserves                                 3,721                   3,743
Net operating loss carryforwards                      --                   6,117
Alternative minimum tax credit carryforwards       2,362                   2,883
Claims and other reserves                            826                     694
Other                                                284                      84
                                               ---------------------------------

  Total deferred tax assets                    $   8,145               $  14,654
                                               =================================
Deferred tax liabilities
Book over tax basis of property and equipment  $  16,880               $  20,376
Prepaid license fees                               1,279                   1,248
Other                                                 86                      27
                                               ---------------------------------
  Total deferred tax liabilities               $  18,245               $  21,651
                                               =================================

5.  Long-Term Debt
------------------

Long-term debt at March 31, 1997 and 1996 consisted of the following (in thousands):

                                                              1997       1996
                                                           ---------------------
Obligation under line of credit with a group
 of banks, weighted average interest rate of
 6.77% at March 31, 1997, maturing August 1998             $ 32,500    $ 31,500

Installment notes with banks, weighted average
 interest rate of 7.19% at March 31, 1997, maturing
 at various dates ranging from November 1997
 to December 2002                                            14,673      23,160

Installment notes with finance companies,
 weighted average interest rate of 7.73% at March 31,
 1997, maturing at various dates ranging from May
 1997 to December 1998                                       23,598      20,055

Note payable to former stockholder of National Freight
 Systems, interest payable at 7% at March 31, 1997,
 due in annual installments through October 1997                200         400

Note payable to stockholder of Lima Transportation, Inc.,
 interest payable at 9%, due July 1998                          792          --

Other                                                           563         503
                                                           --------------------
                                                           $ 72,326    $ 75,618
Less:  current maturities of long-term debt                 (13,008)    (13,829)
                                                           --------------------
                                                           $ 59,318    $ 61,789
                                                           ====================

        The aggregate annual maturities of long-term debt for each of the next five years ending March 31 are (in thousands):

                                     1998                  $ 13,008
                                     1999                    50,079
                                     2000                     5,465
                                     2001                       768
                                     2002                     1,592

        The installment notes with banks and finance companies are collateralized by certain property and equipment of the Company.

        In November 1995, the Company entered into an unsecured credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until August 1998, at which time it will convert to a three year installment loan, if not extended or renewed.

        Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000,000.

         Borrowings under the Credit Agreement bear interest rates, at the option of the Company, equal to either: (i) the greater of the bank prime rate or the federal funds rate plus 1/2%, (ii) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined by several financial covenants, or (iii) the rate offered to the Company for a loan of a specific amount and maturity by any of the participating banks under a competitive bid process. At March 31, 1997, the margin applicable to the Eurodollar interest rate was equal to 1.25%.

         The Credit Agreement contains covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledging of assets as security on other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage.

6. Leases
---------

         The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2002. For the years ended March 31, 1997, 1996 and 1995, rental expense under these agreements was approximately $26,388,000, $ 19,437,000 and $17,092,000, respectively.

         Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are (in thousands):

                          1998               $  30,481
                          1999                  27,774
                          2000                  15,010
                          2001                   4,751
                          2002                     686

7. Related Party Transactions
-----------------------------

         The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $1,639,000, $1,256,000 and $1,210,000 was recognized in connection with these leases during the years ended March 31, 1997, 1996 and 1995, respectively.

         The two principal stockholders of the Company own 100% of the outstanding common stock of Paragon Leasing LLC ("Paragon"). Paragon leases certain revenue and service equipment to the Company on a temporary basis. Rent expense of approximately $869,000, $1,028,000, and $1,181,000 was recognized in connection with these leases during the years ended March 31, 1997, 1996 and 1995, respectively.

         Prior to December 31, 1995, a principal stockholder of the Company directly controlled 50% of the outstanding stock of LTL Express Systems. During the years ended March 31, 1996 and 1995, the Company recognized operating revenue from LTL Express Systems of approximately $427,000 and $897,000, respectively. The principal stockholder disposed of his interest in LTL Express Systems effective December 31, 1995.

         The two principal stockholders of the Company and certain partnerships controlled by their families own 43% of the outstanding common stock of Transcom Technologies, Inc. ("Transcom"). Transcom makes a debit card system available to the Company's drivers through which phone calls and Internet e-mail can be credited while the driver is on the road. Total payments by the Company to Transcom were approximately $143,000, $148,000 and $87,000 in the years ended March 31, 1997, 1996 and 1995, respectively.

8. Commitments and Contingencies
--------------------------------

         The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

         Letters of credit of $3,055,000 were outstanding at March 31, 1997. The letters of credit are maintained primarily to support the Company's insurance program (see Note 3). Commitment fees of 1% on the outstanding portion of the letters of credit are paid by the Company.

9. Employee Benefit Plans
-------------------------

         The Company has in place an employee profit-sharing plan covering substantially all non-driver employees. The plan provides for additional compensation to employees, the amount of which is based on results of operations exceeding certain goals.

         The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of four years.

         During 1997, 1996 and 1995, the Company recognized $400,000, $290,000 and $2,827,000, respectively, of expense under these employee benefit plans.

10. Stockholders' Equity
------------------------

Initial Public Offering In October 1994, the Company completed its initial public offering through the issuance of 2,500,000 shares of Class A Common Stock. As a result of this offering, the Company received proceeds, net of underwriting discounts and commissions and issuance costs, of $31,588,000. The Company utilized the net proceeds to reduce outstanding debt and acquire certain equipment previously leased under operating leases.

Common Stock Holders of Class A Common Stock are entitled to one vote per share.
         Holders of Class B Common Stock are entitled to two votes per share. Once the Class B Common Stock is no longer held by the two principal stockholders of the Company, or their families, as defined, the stock is automatically converted into Class A Common Stock on a share per share basis.

Preferred Stock Effective December 31, 1993, the Board of Directors approved the designation of 2,000,000 shares of preferred stock with par value of $.01 per share. The Board of Directors has the authority to issue these shares and to determine the rights, terms and conditions of the preferred stock as needed.

Incentive Stock Plan In November 1993, the Company adopted the U.S. Xpress
         Enterprises, Inc. Incentive Stock Plan (the "Plan"). The Plan provides for the issuance of shares of restricted common stock of the Company, as well as both incentive and nonstatutory stock options. There may be issued under the Plan (as restricted stock, in payment of performance grants, or pursuant to the exercise of stock options) an aggregate of not more than the greater of (a) 1,038,138 shares of Class A Common Stock, or (b) 8% of the total number of common shares of the Company outstanding at any given time. Participants of the Plan may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plan, the Company may sell restricted shares of common stock, grant options, or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or the death, disability, or retirement of the employee.

         On November 30, 1993, 289,195 shares of restricted stock were sold to employees at $4.72 per share, which approximated the fair market value of the shares at the date of sale. Employees issued recourse notes payable to the Company in the aggregate amount of $1,365,000 as proceeds for the issuance of the restricted shares. The notes bear interest at 6% and are due in three equal annual installments beginning November 30, 1999. The restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of during the restriction period.

         In fiscal 1995, the board authorized, upon the completion of the initial public offering, the removal of the restrictions on 91,800 shares scheduled to expire on November 30, 1996. In exchange for the removal of restrictions on these shares, the affected employees repaid an aggregate of $837,800 of the related notes receivable. During each of the years ended March 31, 1997, 1996 and 1995, 18,390 shares of restricted stock were forfeited, and related notes receivable of $44,900 were canceled in each year. At March 31, 1997, 91,750 shares of restricted stock were outstanding. The restrictions expire on November 30, 1997 and 1998. Restrictions also expire in the event of a change in control of the Company or upon the death, disability or retirement of the employee.

Non-Employee Directors Stock Plan In August 1995, the Company adopted the 1995
         Non-Employee Directors Stock Award and Option Plan (the "Directors Stock Plan") providing for the issuance of stock options to non-employee directors upon their election to the Company's Board of Directors. The Directors Stock Plan also provides non-employee directors the option to receive certain board-related compensation in the form of stock. The number of shares of Class A Common Stock available for option or issue under the Directors Stock Plan may not exceed 50,000 shares.

         The Directors Stock Plan provides for grant of 1,200 options to purchase the Company's Class A Common Stock to each non-employee director upon the election of each such director to the Board. The exercise price of options issued under the plan is set at the fair market value of the Company's stock on the date granted. Options vest at the rate of 400 options on each of the first, second and third anniversaries of the date of grant. In August 1996 and 1995, 2,400 options were granted to non-employee directors with an exercise price of $6.625 and $9.50, respectively.

         The Directors Stock Plan also provides non-employee directors the option to receive compensation earned for board-related activities in the form of the Company's Class A Common Stock in lieu of cash. If a board member elects to receive board-related compensation in the form of stock, the number of shares issued to each director in lieu of cash is determined based on the amount of earned compensation divided by the fair market value of the Company's stock on the date compensation is earned. During the years ended March 31, 1997 and 1996, 2,542 and 1,744 shares, respectively, of the Company's Class A Common Stock were issued to non-employee directors in lieu of cash compensation of $18,000 and $16,000, respectively, for each of those years.

Accounting for Stock Based Compensation The Company accounts for its stock-based compensation under APB No. 25, under which no compensation expense has been recognized for stock options granted with exercise prices equal to the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in fiscal 1997. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-

         Scholes option pricing model with the following weighted average assumptions for 1997 and 1996, respectively: risk-free interest rate of 6.56% and 6.24%, expected life of five years, expected dividend yield of 0% and expected volatility of 58% for 1997 and 1996. Using these assumptions, the fair value of the stock options granted in 1997 and 1996 is $294,000 and $9,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income would have been $7,816,000 and $93,000 for the years ended March 31, 1997 and 1996, respectively. Pro forma net income per share would have been $.64 and $.01 for the years ended March 31, 1997 and 1996, respectively.


         The pro forma effect on net income in this pro forma disclosure may not be representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.


A summary of the Company's stock option activity for 1997, 1996 and 1995 follows:

                                                                                      Weighted-Average
                                           Shares               Option Price           Exercise Price
                                          ------------------------------------------------------------
Outstanding at March 31, 1995             165,064             $         4.72             $    4.72
Granted at market price                     2,400             $         9.50             $    9.50
                                          --------
Outstanding at March 31, 1996             167,464             $  4.72-$ 9.50             $    4.79
Granted at market price                    99,400             $  6.63-$ 6.80             $    6.87
Exercised                                 (27,008)            $         4.72             $    4.72
Canceled or expired                       (40,514)            $  4.72-$ 9.50             $    5.12
                                          --------

Outstanding at March 31, 1997             199,342             $  4.72-$ 9.50             $    5.77
                                          ========

         There was no option activity in fiscal 1995. The weighted-average fair value of options granted during 1997 and 1996 was $3.89 and $5.35, respectively. Shares subject to options outstanding at March 31, 1997 have a weighted-average remaining contractual life of 8.38 years. Of the options outstanding at March 31, 1997, 73,050 are currently exercisable with a weighted-average exercise price of $5.66 per share. As of March 31, 1996, 33,412 of the options outstanding were exercisable with a weighted average exercise price of $4.78 per share. No options were exercisable at March 31, 1995.

11. Fair Value of  Financial Instruments
----------------------------------------

         The carrying values of cash and cash equivalents, customer and other receivables, accounts payable and accrued liabilities are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the borrowing rates available to the Company for long-term debt with similar terms and average maturities, the carrying amounts approximate the fair value of such financial instruments.

12. Quarterly Financial Data (Unaudited)
----------------------------------------
(In thousands, except share amounts)

                                               First            Second            Third            Fourth            Full
                                              Quarter           Quarter          Quarter          Quarter            Year
                                             ------------------------------------------------------------------------------
Fiscal 1997
Operating revenue                            $ 87,817          $ 92,259         $ 91,179         $  91,564        $ 362,819
Income from operations                          2,241             6,026            6,473             4,976           19,716
Income before income tax provision                896             4,611            5,120             3,609           14,236
Net income                                        552             2,745            2,411             2,170            7,878
Earnings per share/(1)/                      $   0.05          $   0.23         $   0.20         $    0.18        $    0.65

Fiscal 1996
Operating revenue                            $ 65,031          $ 71,744         $ 81,807         $  81,115        $ 299,697
Income from operations                          1,055             1,780            2,168               248            5,251
Income (loss) before income tax provision        (203)              571              906            (1,199)              75
Net income (loss)                                 (88)              351              551              (720)              94
Earnings (loss) per share                     $ (0.01)         $   0.03         $   0.05          $  (0.06)       $    0.01

/(1)/ The sum of quarterly earnings per share amounts differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.


ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         No items have occurred within the 24 months prior to March 31, 1997 involving a change of accountants or disagreements on accounting and financial disclosure.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Name                          Age              Position
-------------------------------------------------------------------------------------------------------------------------
James B. Baker                51               Director
Steven J. Cleary              39               CEO and General Manager of CSI/Crown, Inc.
Thor N. Edman, Jr.            53               President of CSI/Crown, Inc.
William K. Farris             44               Director, Executive Vice President of Operations and President,
                                               U.S. Xpress, Inc.
Max L. Fuller                 44               Co-Chairman of the Board of Directors, Vice President and
                                               Secretary
Ray M. Harlin                 47               Chief Financial Officer
Alan J. Hingst                50               President, JTI, Inc.
E. William Lusk, Jr.          41               Director and Executive Vice President of Marketing
L.D. Miller, III              43               Chairman of CSI/Crown, Inc.
David R. Parker               57               Chairman, JTI, Inc.
Ronald E. Pate                54               President of U.S. Xpress Leasing, Inc.
Patrick E. Quinn              51               Co-Chairman of the Board of Directors, President and Treasurer
A. Alexander Taylor, II       44               Director

James B. Baker has served as a director of the Company since 1994. Mr. Baker has been a partner in River Associates, LLC since 1993. Previously, Mr. Baker was employed by CONSTAR International, Inc. as a Senior Vice President from 1988 to 1991 and as the President and Chief Operating Officer from 1991 to 1992. Mr. Baker is also a director of Wellman, Inc. (chemical company).

Steven J. Cleary joined the Company in 1991 as Director of Human Resources and was named Vice President of Human Resources and Safety in 1994. He was named Executive Vice President of Human Resources in 1996 and Chief Executive Officer and General Manager of CSI/Crown in 1997. Prior to joining the Company, he served in operations and human resources management positions for Ryder Distribution Services and Rollins Transportation Services.

Thor N. Edman, Jr., served as President and Chief Executive Officer of
      CSI/Reeves, Inc. from September 1990 until August 1995, when the Company acquired CSI/Reeves, Inc. Mr. Edman now serves as President of CSI/Crown. He has been employed in the floorcovering industry for 29 years.

William K. Farris was named Executive Vice President of Operations of the
      Company and President of U.S. Xpress in 1996. He previously had served as Vice President of Operations of the Company since 1993. Prior to that, Mr. Farris was Vice President of Operations of Southwest Motor Freight, a former operating subsidiary of the Company, from 1991 to 1993. Mr. Farris was first elected a director of the Company in 1994.

Max L. Fuller has served as Co-Chairman of the Board of the Company since March
      1994 and Vice President and Secretary of the Company since 1985. Mr. Fuller was first elected a director of the Company in 1985.

Ray M. Harlin joined the Company effective June 15, 1997. Mr. Harlin was employed for 25 years with the public accounting firm of Arthur Andersen LLP. He was a partner with that firm for the last 14 years.

Alan J. Hingst co-founded JTI, Inc. in 1985 with David R. Parker and has served as its President since 1986. He has been employed in the transportation industry for 33 years.

E. William Lusk, Jr. has served as Vice President of Marketing of the Company since 1991 and was named an Executive Vice President of the Company in 1996. Mr. Lusk previously served as Vice President of U.S. Xpress, an operating subsidiary of the Company, from 1987 to 1990. Mr. Lusk was first elected a director of the Company in 1994.

L.D. Miller, III served as President of Crown Transport from its inception in 1985 until the merger of Crown Transport and CSI/Reeves in January, 1996. He now serves as Chairman of CSI/Crown. He has been employed in the transportation industry since 1974.

David R. Parker has served as Chairman of JTI, Inc. since co-founding the company with Alan J. Hingst in 1985. Prior to that, Mr. Parker served as Vice President and General Counsel of Crete Carrier Corp. and affiliated companies.

Ronald E. Pate joined the Company in 1994 as Assistant Director of Maintenance.
      He was named Director of Maintenance later that year and was named Executive Vice President of U.S. Xpress Leasing, Inc., the Company's equipment leasing and maintenance subsidiary, in 1995. He was named President of U.S. Xpress Leasing, Inc. in 1996. Prior to joining the Company, Mr. Pate was Vice President of Chattanooga Operations for Universal Tire Company in Chattanooga, Tennessee.

Patrick E. Quinn has served as Co-Chairman of the Board of the Company since
      March 1994 and President and Treasurer of the Company since 1985. Mr. Quinn was first elected a director of the Company in 1985.

A. Alexander Taylor, II has served as a director of the Company since 1994. Mr. Taylor has been a partner with the law firm of Miller & Martin since 1983. Mr. Taylor is also a director of Chattem, Inc. (consumer products).


ITEM 11.   EXECUTIVE COMPENSATION

      The information set forth under the caption "Executive Compensation and Other Information" on pages 7 through 8 of the Proxy Statement is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth under the caption "Voting Securities and Principal Holders Thereof" on pages 3 and 4 of the Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the caption "Election of Directors" on pages 4 and 5 and "Certain Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
           FORM 8-K

     (A)   1.   FINANCIAL STATEMENTS:
                The financial statements are set forth in the Index to Financial
                Statements and Schedules found in Part II, Item 8.

           2.   FINANCIAL STATEMENT SCHEDULES:

                Report of Independent Public Accountants
                Schedule II--Valuation and Qualifying Accounts

           3.   EXHIBITS
                See the Exhibit Index on page 42 of this Form 10-K

     (B)   REPORTS ON FORM 8-K
           There were no reports on Form 8-K filed during the quarter ended March 31, 1997.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF U. S. XPRESS ENTERPRISES, INC.

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of U. S. XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES in this Form 10-K and have issued our report thereon dated May 7, 1997. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in elation to the basic consolidated financial statements taken as a whole.



                                               ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
May 7, 1997

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of June, 1997.

                                                U.S. XPRESS ENTEPRISES, INC.


Date:  June 26, 1997                            By: /s/    Ray M. Harlin
     -----------------------                       -----------------------------
                                                           Ray M. Harlin
                                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


     Signature                                  Title                                    Date
     ---------                                  -----                                    ----
/s/ Patrick E. Quinn             Co-Chairman of the Board of Directors,             June 26, 1997
--------------------------       President and Treasurer
 Patrick E. Quinn

/s/ Max L. Fuller                Co-Chairman of the Board of Directors,             June 26, 1997
--------------------------       Vice President and Secretary
   Max L. Fuller

/s/ Ray M. Harlin                Executive Vice President of Finance and            June 26, 1997
--------------------------       Chief Financial Officer (principal financial
    Ray M. Harlin                and accounting officer)

/s/ E. William Lusk, Jr.         Director and Executive Vice President of           June 26, 1997
--------------------------       Marketing
 E. William Lusk, Jr.

/s/ William K. Farris            Director and Executive Vice President              June 26, 1997
--------------------------       of Operations
  William K. Farris

/s/ A. Alexander Taylor, II      Director                                           June 26, 1997
--------------------------
A. Alexander Taylor, II

/s/ James B. Baker               Director                                           June 26, 1997
--------------------------
    James B. Baker

(c)    Exhibits

Exhibit No.   Description
-------------------------

*       3.1   Restated Articles of Incorporation of the Company.

*       3.2   By-Laws of the Company.

*       4.1   Restated Articles of Incorporation of the Company filed as
              Exhibit 3.1 and incorporated herein by reference.

*       4.2   By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

*       4.3   Stock Purchase Agreement dated June 10, 1993 by and among
              Max L. Fuller, Patrick E. Quinn and the Company.

*       4.4   Agreement of Right of First Refusal with regard to Class B
              Shares of the Company dated May 11, 1994 by and between Max L. Fuller and Patrick E. Quinn.

*      10.1   Accounts Financing Agreement (Security Agreement) dated
              February 2, 1988, as amended, between Congress Financial Corp.
              (Southern) and Southwest Motor Freight, Inc.

*      10.2   Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress, Inc.

*      10.3   Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown Transport
              Systems, Inc.

*      10.4   1993 Incentive Stock Plan of the Company.

*      10.5   Stock Option Agreement Under 1993 Incentive Stock Plan.

*      10.6   Stock Rights and Restrictions Agreement for Restricted Stock
              Award Under 1993 Incentive Stock Plan.

*      10.7   Self-Funded Employee Benefits Plan Document of the Company.

*      10.8   Service Agreement dated May 2, 1994 by and between TTC, Illinois,
              Inc. and the Company for the provision of leased personnel to the Company.

*      10.9   Salary Continuation Agreement dated June 10, 1993 by and between the Company and Max L. Fuller.

*      10.10  Salary Continuation Agreement dated June 10, 1993 by and between the Company and Patrick E. Quinn.

*      10.11  Stock Purchase Agreement dated November 28, 1990 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Southwest Motor Freight, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Southwest Motor Freight, Inc.

*      10.12  Stock Purchase Agreement dated September 30, 1992 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Chattanooga Leasing, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Chattanooga Leasing, Inc.

Exhibit No.   Description
----------------------------

*      10.13  Articles of Merger and Plan of Merger filed February 24, 1993, pursuant to which Chattanooga Leasing, Inc. was merged with and into Southwest Motor Freight, Inc.

*      10.14  Stock Purchase Agreement dated January 1, 1993 by and among
              Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress, Inc.

*      10.15  Stock Purchase Agreement dated January 1, 1993 by and among
              Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress Leasing, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress Leasing, Inc.

*      10.16  Stock Purchase Agreement dated March 10, 1994 by and between the
              Company and L.D. Miller, III for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Mr. Miller, such stock constituting 40% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

*      10.17  Stock Purchase Agreement dated March 17, 1994 by and between the
              Company, Patrick E. Quinn and Max L. Fuller for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Messrs. Quinn and Fuller, such stock constituting 60% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

*      10.18  Stock Purchase Agreement dated March 18, 1994 by and between the
              Company and Ken Adams for the acquisition by the Company of 50% of the capital stock of Hall Systems, Inc. held by Mr. Adams and the grant of an option to the Company to purchase the remaining 50% of the capital stock of Hall Systems, Inc. from Mr. Adams, exercisable beginning April 1, 1997.

***    10.19  Software Acquisition Agreement dated September 15, 1994 by and among QUALCOMM Incorporated, XPRESS Data Services, Inc., U.S.
              Xpress Enterprises, Inc., Patrick E. Quinn, Max L. Fuller,
              Information Management Solutions, Inc. and James Coppinger.

****   10.20  Stock Purchase Agreement dated October 31, 1994 by and between the
              Company and Ken Frohlich for the acquisition by the Company of the capital stock of National Freight Systems, Inc. held by Mr.
              Frohlich, such stock constituting all of the issued and outstanding capital stock of National Freight Systems, Inc.

*****  10.21  Asset Purchase Agreement with respect to acquisition of
              CSI/Reeves, Inc.

****** 10.22  Stock Purchase Agreement with respect to Hall Systems, Inc.

****** 10.23  Credit Agreement with NationsBank.

*******10.24  Amendment No. 1 to Credit Agreement with NationsBank.

       10.25 Asset Purchase Agreement dated June 18, 1996 with respect to acquisition of Michael Lima Transportation, Inc.

       10.26 Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from Rosedale Transport, Inc. and Rosedale Transport, Ltd.

Exhibit No.   Description
----------------------------
       10.27  Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

       22     List of the current subsidiaries of the Company.

       23     Consent of Arthur Andersen LLP, Independent Public Accountants.

       27     Financial Data Schedule

----------------------------------
*          Filed in Registration Statement on Form S-1 dated May 20, 1994.
           (SEC File No. 33-79208)
*** Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4, 1994. (SEC File No. 33-79208)
****       Filed in Form 10-Q dated November 17, 1994
*****      Filed in Form 10-Q dated November 10, 1995
******     Filed in Form 10-Q dated February 13, 1996
*******    Filed in Form 10-Q dated November 14, 1996

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MARCH 31, 1995, 1996 AND 1997
                                 (In Thousands)



                                  Balance at
                                  Beginning      Charged to      Charged to                     Balance at
Description                       of Period      Cost/Expenses   Other (1)     Deductions(2)    End of Period
----------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED 3/31/95
Reserve for doubtful accounts    $  1,212         $    543       $     181     $     306        $    1,630

FOR THE YEAR ENDED 3/31/96
Reserve for doubtful accounts    $  1,630         $    784       $   1,036     $     417        $    3,033

FOR THE YEAR ENDED 3/31/97
Reserve for doubtful accounts    $  3,033         $  1,259       $     113     $   1,672        $    2,733


(1)      For the year ended 3/31/95
         Recoveries on accounts written off                      $     181
                                                                 ---------

         For the year ended 3/31/96
         Recoveries on accounts written off                      $      25
         Balance acquired through purchase of CSI/Reeves               886
         Balance acquired through purchase of Hall Systems             125
                                                                 ---------
                                                                     1,036

         For the year ended 3/31/97
         Recoveries on accounts written off                      $     113
                                                                 ---------

(2)      Accounts written off