Form 10-Q
period 1997-06-30
US XPRESS ENTERPRISES INC
filed 1997-08-14
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                           Commission file number
JUNE 30, 1997                                      0-24806



                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

NEVADA                                                                62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
  Incorporation or organization)

2931 SOUTH MARKET STREET
CHATTANOOGA, TENNESSEE                37410               (423) 697-7377
(Address of principal executive     (Zip Code)   (Registrant's telephone no.)
 offices)

                   --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X    No
                                 -------   ------

     As of June 30, 1997, 9,077,007 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX


                                                        PAGE NO.
                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.................  3
-------
           Consolidated Statements of Operations
           for the Three Months Ended
           June 30, 1997 and 1996............................  4

           Consolidated Balance Sheets as of
           June 30, 1997 and March 31, 1997..................  5

           Consolidated Statements of Cash Flows for the
           Three Months Ended June 30, 1997 and 1996.........  7

           Notes to Consolidated Financial Statements........  8

Item 2.    Management's Discussion and Analysis
---------  of Financial Condition and Results of
           Operations........................................ 11



PART II.  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................. 19
------


SIGNATURES................................................... 20

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

     Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

     These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the Company's Form 10-K for the fiscal year ended March 31, 1997 filed with the Securities and Exchange Commission on June 25, 1997).

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)
                                                    THREE MONTHS ENDED
                                                        JUNE 30,
                                               ----------------------------
                                                1997                   1996
                                               -------               -------
OPERATING REVENUE                             $107,933               $87,817
                                              --------               -------

OPERATING EXPENSES:
  Salaries, Wages and Employee Benefits,
    Including Contract Wages                    43,758                36,208
  Fuel and Fuel Taxes                           16,450                14,351
  Vehicle Rents                                  7,224                 4,706
  Depreciation & Amortization                    3,172                 4,316
  Purchased Transportation                       8,843                 6,394
  Operating Expense & Supplies                   6,926                 6,119
  Insurance Premiums & Claims                    3,550                 4,289
  Operating Taxes & Licenses                     1,700                 1,453
  Communications & Utilities                     1,874                 1,547
  Cost of Installation Supplies Sold             1,839                 2,191
  Building Rental                                1,446                 1,192
  Bad Debt Expense                                 304                   208
  General & Other Operating                      3,461                 2,655
  Gain on Sale of Equipment                       (649)                  (53)
                                                ------                ------
   Total Operating Expenses                     99,898                85,576
                                                ------                ------

INCOME FROM OPERATIONS                           8,035                 2,241
                                                ------                ------

OTHER INCOME AND (EXPENSES):
  Interest Expense                              (1,582)               (1,352)
  Other Income                                      11                     7
                                                ------                 -----
                                                (1,571)               (1,345)
                                                ------                -------

INCOME BEFORE INCOME TAX PROVISION               6,464                   896


INCOME TAX PROVISION                            (2,585)                 (344)
                                                 -----                  ----
NET INCOME                                    $  3,879               $   552
                                              --------               --------

EARNINGS PER COMMON SHARE                     $   0.32               $  0.05
                                              --------               -------

WEIGHTED AVERAGE COMMON SHARES
 AND COMMON SHARE EQUIVALENTS OUTSTANDING       12,221                12,135
                                              --------                ------


        (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


              ASSETS                         JUNE 30, 1997    MARCH 31, 1997
-------------------------------------------  -------------    --------------
                                               (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $  5,270         $  5,092
  Customer receivables, net of allowance        60,307           50,056
  Other receivables                              2,284            3,969
  Prepaid insurance and licenses                 2,936            3,853
  Operating and Installation supplies            4,308            4,904
  Deferred income taxes                          4,443            4,443
  Other current assets                             664              719
                                               -------           ------
      Total current assets                      80,212           73,036
                                               -------           ------
PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                             5,955            2,717
  Revenue and service equipment                114,322          112,076
  Furniture and equipment                       12,394           11,265
  Leasehold improvements                        10,140            7,619
                                              --------         --------
                                               142,811          133,677
  Less accumulated depreciation and
    amortization                               (41,937)         (39,803)
                                              ---------        ---------

      Net property and equipment               100,874           93,874
                                              --------         ---------

OTHER ASSETS:
  Goodwill, net                                 12,813            7,700
  Other                                          4,688            3,474
                                               -------         --------
      Total other assets                        17,501           11,174
                                               -------         ---------


TOTAL ASSETS                                  $198,587         $178,084
                                              ========         ========

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)



LIABILITIES AND STOCKHOLDERS' EQUITY        JUNE 30, 1997      MARCH 31, 1997
                                            -------------     ---------------
                                              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                            $   9,912         $   8,708
  Accrued wages and benefits                      5,723             5,086
  Claims and insurance accruals                   7,714             9,601
  Other accrued liabilities                       5,472             2,804
  Current maturities of long-term debt           12,666            13,008
                                              ---------         ---------
      Total current liabilities                  41,487            39,207
                                              ---------         ---------

LONG-TERM DEBT, NET OF CURRENT MATURITIES        73,067            59,318
                                              ---------         ---------
DEFERRED INCOME TAXES                            14,543            14,543
                                              ---------         ---------
OTHER LONG-TERM LIABILITIES                       2,279             1,854
                                              ---------         ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued              -                  -

  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 9,077,007 and
    9,046,044 shares issued and
    outstanding at June 30, 1997 and
    March 31, 1997, respectively                     90                90
  Common stock Class B, $.01 par value,
    7,500,000 shares authorized, 3,040,262
    shares issued and outstanding at
    June 30, 1997 and March 31, 1997                 30                30
  Additional paid-in capital                     34,002            33,832
  Retained earnings                              33,322            29,443
  Notes receivable from stockholders               (233)             (233)
                                              ---------         ---------
      Total stockholders' equity                 67,211            63,162
                                              ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                     $ 198,587         $ 178,084
                                              =========         =========

(See accompanying Notes to Consolidated Financial Statements)

                   U.S. XPRESS ENTERPRISES AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (Unaudited)

                                                    THREE MONTHS ENDED
                                                          JUNE 30,
                                                 -------------------------
                                                   1997             1996
                                                 --------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                     $  3,879          $   552
  Adjustments to reconcile net income to
        net cash provided by (used in)
        operating activities:
    Depreciation & Amortization                     3,172            4,316
    Gain on sale of equipment                        (649)             (53)
    Change in receivables                          (5,361)          (7,394)
    Change in prepaid insurance                     1,379            2,415
    Change in operating supplies                      634               82
    Change in other assets                           (243)            (140)
    Change in accounts payable and other
     accrued liabilities                             (285)           1,194
    Change in accrued wages and benefits              593           (1,424)
    Other                                               2                4
                                                 --------          -------
Net cash provided by (used in)
    operating activities                            3,121             (448)
                                                 --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property
      and equipment                                (3,912)          (5,291)
    Proceeds from sales of property
      and equipment                                 7,414            1,086
    Acquisition of businesses,
      net of cash acquired                         (4,990)              -
                                                 --------          -------
Net cash used in investing activities              (1,488)          (4,205)
                                                 --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing under lines of credit             2,000            3,000
    Payment of long-term debt                     (21,212)          (3,420)
    Borrowings under long-term debt                17,590            2,225
    Proceeds from exercise of stock
     options                                          168               -
    Decrease in other liabilities                      -              (736)
                                                 --------          -------
Net cash provided by (used in)
    financing activities                           (1,454)           1,069
                                                 --------          -------
NET INCREASE (DECREASE) IN CASH                       179           (3,584)
CASH, beginning of period                           5,091            4,378
                                                  -------          -------
CASH, end of period                               $ 5,270          $   794
                                                  =======          =======

Cash paid during the period for
   interest                                       $ 1,509          $ 1,514
                                                  -------          -------
Cash paid during the period for
   income taxes                                   $ 1,161          $   142
                                                  =======          =======

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION AND OPERATIONS

     U.S. Xpress Enterprises, Inc. ("Enterprises" or the "Company") is a holding company which operates primarily through three wholly-owned subsidiaries: U.S. Xpress, Inc. ("U.S. Xpress"), a national truckload carrier that provides time-definite and expedited services in the United States, Canada and Mexico, regional truckload services in the Western and Southeastern United States and logistics services that specialize in serving air cargo shippers; CSI/Crown, Inc. ("CSI/Crown") which provides logistics services to the floorcovering industry, including freight consolidation, transportation, warehousing services and installation supplies; and JTI, Inc.("JTI"), a regional truckload carrier serving primarily a 24-state region in the Midwest and South.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

PROPERTY AND EQUIPMENT
     Depreciation and amortization of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value) as follows:
     Buildings........................................ 10-30 years
     Revenue and service equipment....................   3-8 years
     Furniture and equipment..........................   3-7 years
     Leasehold improvements...........................   5-6 years

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  (UNAUDITED)


CONTRACT WAGES

     Prior to August 1996, the Company leased a substantial portion of its personnel, including drivers, from an independent personnel leasing company. Under the lease agreements, the Company paid a contracted amount per person and the personnel leasing company had the responsibility for payroll, unemployment insurance and workers' compensation claims. In August 1996, the lease agreements with the independent personnel leasing company were terminated and the personnel previously leased under these agreements became employees of the Company. Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"). ESI coordinates the processing and administration of the Company's payroll, including tax reporting, group health benefits and worker's compensation.

EARNINGS PER SHARE
     Earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of outstanding common stock options.

RECLASSIFICATIONS
     Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the fiscal 1998 presentation.

3.   COMMITMENTS AND CONTINGENCIES

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $3,055,000 outstanding at June 30, 1997. The letters of credit are maintained primarily to support the Company's insurance program.

4.   DEBT

     The Company has an unsecured credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until November 1997, at which time it will convert to a three year installment loan, if not extended or renewed.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000,000. At June 30, 1997, $12.5 million was unused and available to the Company under the Credit Agreement.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledge of assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants during the period ended June 30, 1997.


5.   ACQUISITION OF ROSEDALE TRANSPORT AND JTI, INC.

     The Company completed its acquisition of JTI on April 30, 1997. The Company paid cash for JTI in a transaction accounted for as a purchase. The Company also acquired certain assets from Rosedale Transport, Inc. ("Rosedale") on April 1, 1997. Accordingly, the results of operations of JTI and Rosedale are included in the Consolidated Statements of Operations from the date of acquisition. The pro forma effect of these transactions on prior period financial statements is not significant.


6.   HEDGING

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are periodically used to hedge the effects of fluctuations in the price of fuel. The resulting gains or losses are accounted for as a decrease or increase in fuel expense in the period the fuel is purchased. At June 30, 1997, the Company had commitments to purchase approximately 500,000 gallons of fuel a month through April 1998. The fair value of the fuel contracts are not significant. The Company is exposed to fuel hedging transaction losses in the event of nonperformance by counterparties, but management does not expect any counterparty to fail to meet its obligations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
     The Company provides transportation and logistics services throughout the United States and in parts of Canada and Mexico, specializing in time-definite and expedited longhaul and regional truckload services. U.S. Xpress provides time-definite and expedited longhaul and regional truckload services, as well as transportation and logistics services to the air freight industry. CSI/Crown is the leader in providing logistics services to manufacturers and retailers in the floorcovering industry. JTI provides regional truckload carrier services in the Midwest.

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:

                                                      THREE MONTHS ENDED
                                                             JUNE 30,
                                                    ----------------------
                                                       1997         1996
                                                    ----------   ---------
OPERATING REVENUE                                     100.0 %       100.0 %
                                                     -------       -------
OPERATING EXPENSES:
  Salaries, Wages and Employee Benefits,
     Including Contract Wages                          40.6          41.2
  Fuel and Fuel Taxes                                  15.3          16.3
  Vehicle Rents                                         6.7           5.4
  Depreciation & Amortization                           2.9           4.9
  Purchased Transportation                              8.2           7.3
  Operating Expense & Supplies                          6.4           7.0
  Insurance Premiums & Claims                           3.3           4.9
  Operating Taxes & Licenses                            1.6           1.7
  Communications & Utilities                            1.7           1.8
  Cost of Installation Supplies Sold                    1.7           2.5
  Building Rental                                       1.3           1.4
  Bad Debt Expense                                      0.3           0.2
  General & Other Operating                             3.2           3.0
  Gain on Sale of Equipment                            (0.6)         (0.1)
                                                     ------         -----
      Total Operating Expenses                         92.6          97.5
                                                     ------         -----
INCOME FROM OPERATIONS                                  7.4           2.5
                                                     ------         -----
OTHER INCOME AND (EXPENSES):
  Interest Expense, net                                (1.4)         (1.5)
  Other Income                                           -             -
                                                     ------         -----
                                                       (1.4)         (1.5)
                                                     ------         -----
INCOME BEFORE INCOME TAX PROVISION                      6.0           1.0
INCOME TAX PROVISION                                   (2.4)         (0.4)
                                                     ------         -----
NET INCOME                                              3.6 %         0.6 %
                                                     ------         -----

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 TO THE
THREE MONTHS ENDED JUNE 30, 1996

     Operating revenue during the three month period ended June 30, 1997 increased $20.1 million, or 22.9%, to $107.9 million, compared to $87.8 million during the same period in fiscal 1997. This increase resulted partially from the first quarter acquisition of JTI and Rosedale, which together contributed approximately $7.0 million of the $20.1 million increase. U.S. Xpress linehaul operations contributed $10.4 million to the increase due to increased revenue miles.

     Operating expenses represented 92.6% of operating revenue for the three months ended June 30, 1997, compared to 97.5% during the same period in fiscal 1997.

     Salaries, wages and employee benefits as a percentage of operating revenue were 40.6% during the three months ended June 30, 1997, compared to 41.2% during the same period in fiscal 1997. This decrease is a result of increased use of owner-operators from the acquisition of JTI and increased use of outside linehaul carriers from the acquisition of Rosedale. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 15.3% during the three months ended June 30, 1997, compared to 16.3% during the same period in fiscal 1997. This decrease was primarily attributable to a 4.7 decrease in average price per gallon, and a 3.1% increase in the average miles per gallon. The percentage decrease was mitigated by logistics and non-transportation revenue of $5.9 million during the three months ended June 30, 1997, compared to $5.6 million during the same period in fiscal 1997. As a percentage of operating revenue, excluding logistics and non-transportation revenue, fuel and fuel taxes were 16.1% during the three months ended June 30, 1997, compared to 17.5% during the same period in fiscal 1997. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue was 6.7% during the three months ended June 30 1997, compared to 5.4% during the same period in fiscal 1997. Depreciation and amortization as a percentage of operating revenue was 2.9% for the three months ended June 30, 1997, compared to 4.9% during the same period in fiscal 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.6% during the three months ended June 30, 1997, compared to 10.3% during the same period in fiscal 1997. As a percentage of operating revenue, excluding logistics and non-transportation revenue, vehicle rents and depreciation were 10.2% during the three months ended June 30, 1997, compared to 11.0% during the same period in fiscal 1997. The Company expects that depreciation expense will continue to be a lower percentage of operating revenue and vehicle rent will be a higher percentage of operating revenue as the Company is finding it more advantageous to lease, rather than purchase, revenue equipment at this time.

     Purchased transportation as a percentage of operating revenue was 8.2% during the three months ended June 30, 1997, compared to 7.3% during the same period in fiscal 1997. This increase resulted primarily from increased third party transportation purchases by CSI/Crown, due in part from the acquisition of Rosedale in April 1997 and increased owner-operator expenses from the May 1997 acquisition of JTI.

     Operating expenses and supplies as a percentage of operating revenue were 6.4% during the three months ended June 30, 1997, compared to 7.0% during the same period in fiscal 1997. This decrease was due primarily to reductions in maintenance expenses and the increased use of owner-operators after the acquisition of JTI.

     Insurance premiums and claims as a percentage of operating revenue were 3.3% during the three months ended June 30, 1997, compared to 4.9% during the same period in fisal 1997. This decrease was primarily due to obtaining new insurance policies in late fiscal 1997 at rates more favorable to the Company.

     Cost of installation supplies sold during the three months ended June 30, 1997 were $1.8 million, compared to $2.2 million during the same period in fiscal 1997. This decrease was due to a decrease in installation supplies sold to $2.4 million during the three months ended June 30, 1997, compared to $2.9 million during the same period in fiscal 1997.

     Income from operations for the three months ended June 30, 1997 increased $5.8 million, or 258.5%, to $8.0 million from $2.2 million during the same period in fiscal 1997. As a percentage of operating revenue, income from operations was 7.4% in 1997, compared to 2.5% in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary sources of liquidity during the three month period ended June 30, 1997 were funds provided by operations, borrowings under long-term debt facilities, lines of credit and proceeds from the sale of used property and equipment. At June 30, 1997, the Company had in place a $50 million credit facility with a group of banks with a weighted average interest rate of 7.18%, of which $12.5 million was available for borrowing. In the remainder of fiscal 1998, the Company's primary sources of liquidity are expected to be funds from operations, borrowings under lines of credit and borrowings under installment notes payable.

     Cash generated from operations was $3.1 million during the first quarter of fiscal 1998, compared to a use of $0.5 million during the same period of fiscal 1997. Net cash used in investment activities was $1.5 million in the first quarter of fiscal 1998, compared to $4.2 million during the same period of fiscal 1997. Of the cash used in investment activities, $3.9 million was used to acquire additional property and equipment in the first quarter of fiscal 1998. The Company anticipates that expenditures (net of trade-ins) for the acquisition of revenue equipment will be approximately $68 million in fiscal 1998 and will be either acquired by purchases or financed through operating leases. The Company used $5.0 million in the acquisition of JTI and Rosedale in the first quarter of fiscal 1998.

     Net cash used for financing activities was $1.5 million in the first quarter of fiscal 1998, compared to $1.1 million provided by financing activities during the same period of fiscal 1997. Net repayments under lines of credit and long-term debt were $1.6 million in the first quarter of fiscal 1998, compared to net borrowings of $1.8 million during the same period of fiscal 1997. Borrowings under long-term debt during the first three months of fiscal 1998 were $17.6 million, compared to $2.2 million during the same period of fiscal 1997. Payments of long-term debt during the first quarter of fiscal 1998 were $21.2 million, compared to $3.4 million during the same period of fiscal 1997. Increased borrowings and payments of long-term debt resulted primarily from the refinancing of high interest rate loans assumed by the Company in its acquisition of JTI.

     In June, 1997, the Company entered into a $10 million loan and security agreement maturing July 1, 2001, the proceeds of which were used to repay indebtedness under the revolving line of credit. The note is collateralized by certain property and equipment.

     Management believes that funds provided by operations and from borrowings under lines of credit will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.



     This Form 10-Q contains certain forward looking information that is subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Without limitation, these risks and uncertainties include economic recessions or downturns in customers' business cycles, excessive increases in capacity within the truckload markets, decreased demand of transportation services offered by the Company, rapid fluctuations in fuel pricing or availability, increases in interest rates, and the availability of qualified drivers. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's Form 10-K for the year ended March 31, 1997.

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

                                                   U.S. XPRESS ENTERPRISES, INC.
                                                            (REGISTRANT)



DATE: AUGUST 14, 1997                              BY: /s/ Patrick E. Quinn
      ---------------                                 -----------------------
                                                            PATRICK E. QUINN
                                                                PRESIDENT



DATE: AUGUST 14, 1997                              BY: /s/ Ray M. Harlin
      ---------------                                 ----------------------
                                                            RAY M. HARLIN
                                                     PRINCIPAL FINANCIAL OFFICER