Form 10-Q
period 1997-09-30
US XPRESS ENTERPRISES INC
filed 1997-11-14
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                               Commission file number
September 30, 1997                                         0-24806



                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)



NEVADA                                                                              62-1378182
(State or other jurisdiction of                           (I.R.S. employer identification no.)
  Incorporation or organization)


2931 SOUTH MARKET STREET
CHATTANOOGA, TENNESSEE                        37410                              (423) 697-7377
(Address of principal executive offices)    (Zip Code)             (Registrant's telephone no.)

                 --------------------------------------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                    ---      ---

         As of September 30, 1997, 11,973,738 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                                         Page No.
                                                                                         --------
PART I.           FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements..............................................3
------

                  Consolidated Statements of Operations
                           for the Three Months Ended September 30, 1997 and 1996.................4

                  Consolidated Balance Sheets as of
                           September 30, 1997 and March 31, 1997..................................5

                  Consolidated Statements of Cash Flows for the
                           Three Months Ended September 30, 1997 and 1996.........................7

                  Notes to Consolidated Financial Statements......................................8

Item 2.           Management's Discussion and Analysis
------                     of Financial Condition and Results of Operations......................11


PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K...............................................19
------


SIGNATURES.......................................................................................20

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

         Operating results for the three months and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the nine month period ending December 31, 1997. (See Note 7 regarding change in fiscal year). In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                  Three Months Ended            Six Months Ended
                                                                    September 30,                September 30,
                                                                 1997           1996           1997           1996
                                                            --------------  ------------  -------------  -------------
OPERATING REVENUE                                           $      115,378  $     92,259  $     223,311  $     180,077
                                                            --------------  ------------  -------------  -------------
OPERATING EXPENSES:
  Cost of Goods Sold                                                 1,781         2,293          3,620          4,484
  Salaries, Wages and Benefits                                      46,808        37,818         90,682         73,962
  Fuel and Fuel Taxes                                               17,121        14,921         33,571         29,271
  Vehicle Rents                                                      7,470         5,195         14,694          9,901
  Depreciation & Amortization                                        3,673         3,753          6,846          8,070
  Purchased Transportation                                           9,891         5,665         18,734         12,059
  Operating Expense & supplies                                       7,724         5,378         14,650         11,514
  Insurance Premiums & Claims                                        3,961         4,193          7,511          8,544
  Operating Taxes & Licenses                                         1,745         1,454          3,445          2,906
  Communications & Utilities                                         1,872         1,575          3,746          3,123
  Building Rental                                                    1,419         1,221          2,865          2,412
  Bad Debt Expense                                                     323           223            627            431
  General & Other Operating                                          3,364         2,773          6,708          5,415
  Gain on Sale of Equipment                                           (612)         (226)        (1,261)          (278)
                                                            --------------  ------------  -------------  -------------
   Total Operating Expenses                                        106,540        86,236        206,438        171,814
                                                            --------------  ------------  -------------  -------------

INCOME FROM OPERATIONS                                               8,838         6,023         16,873          8,263
                                                            --------------  ------------  -------------  -------------

OTHER INCOME AND (EXPENSES):
  Interest Expense                                                  (1,544)       (1,398)        (3,127)        (2,751)
  Other Income (Expense)                                                 6           (14)            17             (4)
                                                            --------------  ------------  -------------  -------------
                                                                    (1,538)       (1,412)        (3,110)        (2,755)
                                                            --------------  ------------  -------------  -------------
INCOME BEFORE INCOME TAX PROVISION                                   7,300         4,611         13,763          5,508

INCOME TAX PROVISION                                                 2,920         1,866          5,505          2,210
                                                            --------------  ------------  -------------  -------------

NET INCOME                                                  $        4,380  $      2,745  $       8,258  $       3,298
                                                            ==============  ============  =============  =============

EARNINGS PER COMMON SHARE                                   $         0.33  $       0.23  $        0.65  $        0.27
                                                            ==============  ============  =============  =============

WEIGHTED AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS OUTSTANDING                               13,267        12,137         12,797         12,134
                                                            ==============  ============  =============  =============


4         (See accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                       September 30, 1997    March 31, 1997
                                                                       ------------------   ----------------
                                                                           (Unaudited)

                              ASSETS
------------------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                             $          6,742     $         5,092
  Customer receivables, net of allowance                                          57,786              50,056
  Other receivables                                                                2,590               3,969
  Notes receivable                                                                    52                   -
  Prepaid insurance and licenses                                                   3,148               3,853
  Operating and Installation supplies                                              4,754               4,904
  Deferred income taxes                                                            4,443               4,443
  Other current assets                                                               548                 719
                                                                        ----------------     ---------------
      Total current assets                                                        80,063              73,036
                                                                        ----------------     ---------------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                               6,662               2,717
  Revenue and service equipment                                                  158,778             112,076
  Furniture and equipment                                                         12,587              11,265
  Leasehold improvements                                                          10,242               7,619
                                                                        ----------------     ---------------
                                                                                 188,269             133,677
  Less accumulated depreciation and amortization                                 (44,142)            (39,803)
                                                                        ----------------     ---------------

      Net property and equipment                                                 144,127              93,874
                                                                        ----------------     ---------------

OTHER ASSETS:
  Goodwill, net                                                                   12,703               7,700
  Other                                                                            4,525               3,474
                                                                        ----------------     ---------------
      Total other assets                                                          17,228              11,174
                                                                        ----------------     ---------------

TOTAL ASSETS                                                            $        241,418     $       178,084
                                                                        ================     ===============


          (See accompanying Notes to Consolidated Financial Statements)        5

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


                                                                    September 30, 1997     March 31, 1997
                                                                    ------------------     --------------
                                                                        (Unaudited)
               LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                   $         9,470       $        8,708
  Accrued wages and benefits                                                   6,502                5,086
  Claims and insurance accruals                                                5,594                9,601
  Other accrued liabilities                                                    6,550                2,804
  Current maturities of long-term debt                                        13,455               13,008
                                                                     ---------------       --------------
      Total current liabilities                                               41,571               39,207
                                                                     ---------------       --------------

LONG-TERM DEBT, net of current maturities                                     60,216               59,318
                                                                     ---------------       --------------

DEFERRED INCOME TAXES                                                         14,543               14,543
                                                                     ---------------       --------------

OTHER LONG-TERM LIABILITIES                                                    1,624                1,854
                                                                     ---------------       --------------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 11,973,738 and 9,046,044
    shares issued and outstanding at Sept 30,
    1997 and March 31, 1997, respectively                                        120                   90
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at Sept 30, 1997 and March 31, 1997                               30                   30
  Additional paid-in capital                                                  85,849               33,832
  Retained earnings                                                           37,698               29,443
  Notes receivable from stockholders                                            (233)                (233)
                                                                     ---------------       --------------
      Total stockholders' equity                                             123,464               63,162
                                                                     ---------------       --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       241,418       $      178,084
                                                                     ===============       ==============


6         (See accompanying Notes to Consolidated Financial Statements)

                      U.S. XPRESS ENTERPRISES CONSOLIDATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six Months Ended
                                                                                           September 30,
                                                                                  1997                         1996
                                                                           ==================            ================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                           $8,258                      $3,297
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Depreciation & Amortization                                                         6,846                       8,070
    Gain on sale of equipment                                                          (1,261)                       (278)
    Change in receivables                                                              (3,184)                     (5,967)
    Change in prepaid insurance                                                         1,167                       2,666
    Change in operating supplies                                                          188                         (64)
    Change in other assets                                                                (78)                     (2,029)
    Change in accounts payable and
        other accrued liabilities                                                      (2,496)                        368
    Change in accrued wages and benefits                                                1,427                         302
    Other                                                                                  16                          16
                                                                           ------------------            ----------------
Net cash provided by operating activities                                              10,883                       6,381
                                                                           ------------------            ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                                   (55,337)                    (10,140)
    Proceeds from sales of property and equipment                                      12,750                       9,447
    Acquisition of businesses, net of cash acquired                                    (4,990)                          -
                                                                           ------------------            ----------------
Net cash used in investing activities                                                 (47,577)                       (693)
                                                                           ------------------            ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing under lines of credit                                                 2,000                       1,500
    Payment of long-term debt                                                         (38,502)                     (8,815)
    Borrowings under long-term debt                                                    22,817                       3,017
    Proceeds from exercise of stock options                                               175                           -
    Proceeds from issuance of common stock, net                                        51,855                           -
    Decrease in other liabilities                                                           -                        (158)
                                                                           ------------------            ----------------
Net cash provided by (used in) financing activities                                    38,345                      (4,456)
                                                                           ------------------            ----------------

NET INCREASE IN CASH                                                                    1,651                       1,232
Cash, beginning of period                                                               5,091                       4,378
                                                                           ------------------            ----------------
Cash, end of period                                                                    $6,742                      $5,610
                                                                           ==================            ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                                                 $3,099                      $3,000
Cash paid for income taxes                                                              1,839                         236

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Organization and Operations

         U.S. Xpress Enterprises, Inc. ("Enterprises" or the "Company") is a holding company which operates primarily through three wholly-owned subsidiaries: U.S. Xpress, Inc. ("U.S. Xpress"), a national truckload carrier that provides time-definite and expedited services in the United States and parts of Canada and Mexico, regional truckload services in the Western and Southeastern United States and logistics services that specialize in serving air cargo shippers; CSI/Crown, Inc. ("CSI/Crown") which provides logistics services to the floorcovering industry, including freight consolidation, transportation, warehousing services and installation supplies; and JTI, Inc.("JTI"), a regional truckload carrier serving primarily a 24-state region in the Midwest and South.


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

         Buildings.....................................10-30 years
         Revenue and service equipment...................3-8 years
         Furniture and equipment.........................3-7 years
         Leasehold improvements..........................5-6 years

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

         The Company has letters of credit of $3,055,000 outstanding at September 30, 1997. The letters of credit are maintained primarily to support the Company's insurance program.

4.       DEBT

         The Company has an unsecured credit agreement (the "Credit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until August 1999, at which time it will convert to a three year installment loan, if not extended or renewed.

         Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000,000. At September 30, 1997, $12.5 million was unused and available to the Company under the Credit Agreement.

         The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledge of assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants during the period ended September 30, 1997.


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


6.       HEDGING

         The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are periodically used to hedge the effects of fluctuations in the price of fuel. The resulting gains or losses are accounted for as a decrease or increase in fuel expense in the period the fuel is purchased. At September 30, 1997, the Company had commitments to purchase approximately 1,500,000 gallons of fuel a month through April 1998. The fair value of the fuel contracts are not significant. The Company is exposed to fuel hedging transaction losses in the event of non-performance by counter parties, but management does not expect any counter party to fail to meet its obligations.

7.       CHANGE IN FISCAL YEAR

         On October 2, 1997, the Company announced it will change to a fiscal year ending December 31. The Company intends to file a Form 10-K for a nine month transition period ending December 31, 1997 and will begin its first full fiscal year on the new basis on January 1, 1998.

8.       ISSUANCE OF COMMON STOCK

         The Company registered an additional 2.9 million shares of Class A Common stock effective as of August 22, 1997. The Company received net proceeds of $52.1 million in connection with the offering. Approximately $47.9 million of the net proceeds were used to acquire revenue equipment previously leased by the Company under operating leases. The balance of the net proceeds were used to pay installment notes incurred primarily to acquire revenue equipment.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         The Company provides transportation and logistics services throughout the United States and in parts of Canada and Mexico, specializing in time-definite and expedited long- haul and regional truckload services. U.S. Xpress provides time-definite and expedited long-haul and regional truckload services, as well as transportation and logistics services to the air freight industry. CSI/Crown is the leader in providing logistics services to manufacturers and retailers in the floorcovering industry. JTI provides regional truckload carrier services in the Midwest.

Results of Operations

         The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:


                                                                  Three Months Ended            Six Months Ended
                                                                    September 30,                 September 30,
                                                                 1997           1996           1997           1996
                                                            --------------  ------------  -------------  -------------
OPERATING REVENUE                                                   100.0%        100.0%         100.0%         100.0%
                                                            --------------  ------------  -------------  -------------
OPERATING EXPENSES:
  Cost of Goods Sold                                                   1.5           2.5            1.6            2.5
  Salaries, Wages and Benefits                                        40.6          41.0           40.6           41.1
  Fuel and Fuel Taxes                                                 14.8          16.2           15.0           16.3
  Vehicle Rents                                                        6.5           5.6            6.6            5.5
  Depreciation & Amortization                                          3.2           4.1            3.1            4.5
  Purchased Transportation                                             8.6           6.1            8.4            6.7
  Operating Expense & supplies                                         6.7           5.8            6.6            6.4
  Insurance Premiums & Claims                                          3.4           4.6            3.3            4.8
  Operating Taxes & Licenses                                           1.5           1.6            1.5            1.6
  Communications & Utilities                                           1.6           1.7            1.7            1.7
  Building Rental                                                      1.2           1.3            1.3            1.3
  Bad Debt Expense                                                     0.3           0.2            0.3            0.2
  General & Other Operating                                            2.9           3.0            3.0            3.0
  Gain on Sale of Equipment                                           (0.5)         (0.2)          (0.6)          (0.2)
                                                            --------------  ------------  -------------  -------------
   Total Operating Expenses                                           92.3          93.5           92.4           95.4
                                                            --------------  ------------  -------------  -------------
INCOME FROM OPERATIONS                                                 7.7           6.5            7.6            4.6
                                                            --------------  ------------  -------------  -------------
OTHER INCOME AND (EXPENSES):
  Interest Expense                                                    (1.3)         (1.5)          (1.4)          (1.5)
  Other Income (Expense)                                               0.0          (0.0)           0.0           (0.0)
                                                            --------------  ------------  -------------  -------------
                                                                      (1.3)         (1.5)          (1.4)          (1.5)
                                                            --------------  ------------  -------------  -------------
INCOME BEFORE INCOME TAX PROVISION                                     6.6           5.0            6.2            3.1
INCOME TAX PROVISION                                                   2.5           2.0            2.5            1.2
                                                            --------------  ------------  -------------  -------------
NET INCOME                                                            3.8%          3.0%           3.7%           1.8%
                                                            ==============  ============  =============  =============

Comparison of the Three Months Ended September 30, 1997 to the
Three Months Ended September 30, 1996


         Operating revenue during the three month period ended September 30, 1997 increased $23.1 million, or 25.1%, to $115.4 million, compared to $92.3 million during the same period in fiscal 1997. This increase in operating revenue is primarily due to the expansion of the Company's fleet size during the three month period to an average of 2,621 tractors as of September 30, 1997 compared to an average of 2,115 tractors as of September 30, 1996. The fleet growth was partially due to the acquisition in April 1997 of JTI which operated 267 tractors.

         Operating expenses represented 92.3% of operating revenue for the three months ended September 30, 1997, compared to 93.5% during the same period in fiscal 1997.

         Salaries, wages and employee benefits as a percentage of revenue were 40.6% during the three months ended September 30, 1997, compared to 41.0% during the same period in fiscal 1997. This decrease is due in part to increased use of owner-operators from the acquisition of JTI and increased use of outside linehaul carriers from the acquisition of Rosedale. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation. Additionally, shop wages were reduced due to outsourcing equipment maintenance which in turn increased maintenance expenses. These decreases were offset by a $.02 per mile pay increase to drivers that went into effect July 5, 1997.

         Fuel and fuel taxes as a percentage of operating revenue were 14.8% during the three months ended September 30, 1997, compared to 16.2% during the same period in fiscal 1997. This decrease was primarily attributable to a 6.4% decrease in average price per gallon, and a 1.7% increase in average miles per gallon. Additionally, fuel taxes have decreased slightly due to reduced fuel tax rates in some states. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

         Vehicle rents as a percentage of operating revenue were 6.5% during the three months ended September 30, 1997, compared to 5.6% during the same period of fiscal 1997. Depreciation and amortization as a percentage of operating revenue was 3.2% for the three months ended September 30, 1997, compared to 4.1% during the same period in fiscal 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.7% during the three months ended September 30, 1997, compared to 9.7% during the same period in fiscal 1997. The increase in vehicle rents and decrease in depreciation is due to financing additional revenue equipment through operating leases as opposed to debt financing.

         Purchased transportation as a percentage of operating revenue was 8.6% during the three months ended September 30, 1997, compared to 6.1% during the same period in fiscal 1997. This increase was a result of increased third party transportation purchases by CSI/Crown, due in part to the acquisition of Rosedale in April 1997 and increased owner-operator expenses from the April 1997 acquisition of JTI.

         Operating expenses and supplies as a percentage of operating revenue were 6.7% during the three months ended September 30, 1997, compared to 5.8% during the same period in fiscal 1997. This increase was due primarily to the outsourcing of the Company's equipment maintenance which also reduced shop wages.

         Insurance premiums and claims as a percentage of revenue were 3.4% during the three months ended September 30, 1997, compared to 4.5% during the same period in fiscal 1997. This decrease was primarily due to obtaining new insurance policies in 1997 at rates more favorable to the Company.

         Income from operations for the three months ended September 30, 1997 increased $2.8 million, or 46.7%, to $8.8 million from $6.0 million during the same period in fiscal 1997. As a percentage of operating revenue, income from operations was 7.7% for the three months ended September 30, 1997, compared to 6.5% in fiscal 1997.

Comparison of the Six Months Ended September 30, 1997 to the
Six Months Ended September 30, 1996

         Operating revenue during the six month period ended September 30, 1997 increased $43.2 million, or 24.0%, to $223.3 million, compared to $180.1 million during the same period in fiscal 1997. This increase in operating revenue is primarily due to the expansion of the Company's fleet size during the six month period to an average of 2,528 tractors as of September 30, 1997 compared to an average of 2,051 tractors as of September 30, 1996. The fleet growth was partially due to the acquisition in April 1997 of JTI which operated 267 tractors.

         Operating expenses represented 92.4% of operating revenue for the six months ended September 30, 1997, compared to 95.4% during the same period in fiscal 1997.

         Salaries, wages and employee benefits as a percentage of revenue were 40.6% during the six months ended September 30, 1997, compared to 41.1% during the same period in fiscal 1997. This decrease is due in part to an increase in owner-operators resulting from the acquisition of JTI and increased use of outside linehaul carriers resulting from the acquisition of Rosedale . All owner-operator expenses and purchased linehaul services are reflected as purchased transportation. Additionally, shop wages were reduced due to outsourcing equipment maintenance which in turn increased maintenance expenses. These decreases were offset by a $.02 per mile pay increase to drivers that went into effect July 5, 1997.

         Fuel and fuel taxes as a percentage of operating revenue were 15.0% during the six months ended September 30, 1997, compared to 16.3% during the same period in fiscal 1997. This decrease was primarily attributable to a 5.6% decrease in average price per gallon, and a 2.4% increase in average miles per gallon. Additionally, fuel taxes have decreased slightly due to reduced fuel tax rates in some states. The Company's exposure to increases in fuel prices is generally offset by fuel surcharges to its customers and, on a limited basis, hedges against fluctuations in fuel prices.

         Vehicle rents as a percentage of operating revenue were 6.6% during the six months ended September 30, 1997, compared to 5.5% during the same period of fiscal 1997. Depreciation and amortization as a percentage of operating revenue was 3.1% for the six months ended September 30, 1997, compared to 4.5% during the same period in fiscal 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.7% during the six months ended September 30, 1997, compared to 10.0% during the same period in fiscal 1997. This increase in vehicle rents and decrease in depreciation is due to financing additional revenue equipment through operating leases as opposed to debt financing.

         Purchased transportation as a percentage of operating revenue was 8.4% during the six months ended September 30, 1997, compared to 6.7% during the same period in fiscal 1997. This increase was a result of increased third party transportation purchases by CSI/Crown, due in part to the acquisition of Rosedale in April 1997 and increased owner-operator expenses from the April 1997 acquisition of JTI.

         Operating expenses and supplies as a percentage of operating revenue were 6.6% during the six months ended September 30, 1997, compared to 6.4% during the same period in fiscal 1997. This increase was due primarily to the outsourcing of the Company's equipment maintenance which also reduced shop wages.

         Insurance premiums and claims as a percentage of revenue were 3.4% during the six months ended September 30, 1997, compared to 4.7% during the same period in fiscal 1997. This decrease was primarily due to obtaining new insurance policies in 1997 at rates more favorable to the Company.

         Income from operations for the six months ended September 30, 1997 increased $8.6 million, or 104.2%, to $16.9 million from $8.3 million during the same period in fiscal 1997. As a percentage of operating revenue, income from operations was 7.6% for the six months ended September 30, 1997, compared to 4.6% in fiscal 1997.


Liquidity and Capital Resources

         The Company's primary sources of liquidity during the six month period ended September 30, 1997, were funds provided by operations, borrowings under long-term debt facilities, lines of credit, proceeds from sales of used property and equipment and the sale of 2.9 million shares of common stock at a price of $19 per share. At September 30, 1997, the Company had in place a $50.0 million credit facility with a group of banks with a weighted average interest rate of 7.15%, of which $12.5 million was available for borrowing. In the remainder of fiscal 1998, the Company's primary sources of liquidity are expected to be funds provided by operations and borrowings under lines of credit and long-term debt.

         Cash generated from operations was $10.9 million during the first six months of fiscal 1998, compared to $6.4 million during the same period of fiscal 1997. Net cash used in investment activities was $47.6 million in the first six months of fiscal 1998, compared to $0.3 million net cash provided during the same period of fiscal 1997. Of the cash used in investment activities, $55.3 million was used to acquire additional property and equipment for the first six months of fiscal 1998. The Company used $5.0 million for the acquisition of JTI and Rosedale in the first quarter of fiscal 1998.

          Net cash provided by financing activities was $38.3 million in the first six months of fiscal 1998, compared to $5.4 million used for financing activities during the same period of fiscal 1997. Net repayments under lines of credit and long-term debt were $13.7 million in the first six months of fiscal 1998, compared to $5.3 million during the same period of fiscal 1997. Net borrowings under lines of credit were $2.0 million in the first six months of fiscal 1998, compared to $1.5 million during the same period of fiscal 1997. In late August 1997 the Company offered
2.9 million shares of common stock to the public of which proceeds received net of expenses was $51.8 million.

         On June 24, 1997, the Company entered into a $10 million loan and security agreement maturing July 1, 2001. Interest on outstanding borrowings is based upon on the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The rate at June 30, 1997 was 6.65%. The note is collateralized by certain property and equipment of the Company.

          Management believes that funds provided by operations, borrowings under installment notes payable, available borrowings under the Company's existing line of credit, and the use of operating leases will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months. However, if the Company were to make a significant cash acquisition, it is likely that the Company would need to increase its borrowing capacity under its existing line of credit.







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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a) A Form 8-K was filed on October 2, 1997 advising of a change in the Company's fiscal year end from March 31 to December 31, effective December 31, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            U.S. XPRESS ENTERPRISES, INC.
                                                      (Registrant)



Date:    November 14, 1997                  By:   /s/ Patrick E. Quinn
         -----------------                     ----------------------------
                                                      Patrick E. Quinn
                                                          President



Date:    November 14, 1997                  By:     /s/ Ray M. Harlin
         -----------------                     ----------------------------
                                                        Ray M. Harlin
                                                Principal Financial Officer






18