Form 10-K
period 1997-12-31
US XPRESS ENTERPRISES INC
filed 1998-03-31
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
                                      OR
[ x ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from April 1, 1997 to December 31, 1997
                                  -------------    -----------------

                         Commission file number 0-24806
                                                -------

                         U.S. XPRESS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                                                                  62-1378182
(State or Other Jurisdiction of Incorporation or Organization)                (I.R.S. Employer Identification No.)

          2931 SOUTH MARKET STREET
          Chattanooga, Tennessee                                                                            37410
     (Address of Principal Executive Offices)                                                           (Zip Code)

Registrant's telephone number, including area code: (423) 697-7377
                                                    --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
                                                            ----

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:   CLASS A COMMON STOCK, $0.01 PAR VALUE
                                                              -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       X           NO
    ---------------      ----------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [____]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $141,707,964.50 as of March 13, 1998 (based upon the $19.625 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the Registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 13, 1998, the Registrant had 12,006,440 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 11, 12, and 13 of this Report is incorporated by reference from the Registrant's definitive proxy statement dated March 30, 1998 for the 1998 annual meeting of stockholders.

                                    PART  I

ITEM 1.   BUSINESS

This report contains forward-looking statements relating to future events or the future financial performance of the Company. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and
Section 21E of the Exchange Act. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.
Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

     Effective December 31, 1997 the Company changed its fiscal year for financial reporting purposes from a March 31 year-end to a December 31 year-end. Throughout this report, the term 1997 transition period relates to the nine-month period ended December 31, 1997. The terms fiscal 1997 and fiscal 1996 refer to the fiscal years ended March 31, 1997 and March 31, 1996, respectively. Other references to years are to calendar years, unless specifically noted otherwise.

GENERAL

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services in the United States, Canada and Mexico. The Company is one of the ten largest truckload carriers in the United States. The Company is a leader in the adoption of proven new technologies as a means of reducing costs and providing better service to its customers.

     The Company has two operating subsidiaries, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress, the Company's largest subsidiary, accounted for 83% of the Company's 1997 transition period revenues. U.S. Xpress provides three principal services: i) time-definite and expedited services with medium and long lengths of haul of 800 to 3,000 miles; ii) time-definite and expedited regional services with lengths of haul of 100 to 1,200 miles in the Western, Southeastern, Midwestern and Eastern regions of the United States; and iii) expedited truckload transportation brokerage services that primarily serve the air freight industry.

     CSI/Crown's target market is the floorcovering industry. CSI/Crown consolidates floorcovering products into truckload quantities, arranges truckload transportation to company-owned distribution centers and third-party agent facilities throughout the United States and Canada for local delivery to floorcovering distributors, retailers and contractors. In addition, CSI/Crown provides warehousing facilities and floorcovering cutting services, and sells floorcovering installation supplies, most of which are sold bearing the company's private-label "Installer's Choice" brand.

     The Company's mission is to provide high levels of service to customers utilizing proven technologies and skilled people. The Company's operating and growth strategy is focused on taking advantage of opportunities and evolving trends in the transportation industry. These strategies include:

1) Position the Company as a premier high-service provider. The Company's services have attracted customers across many industries, particularly those that operate just-in-time manufacturing and distribution systems. Over the last three years, the Company's revenues have grown at a 24% compound annual rate. A large portion of the Company's growth has been attributable to providing services that are differentiated from other truckload carriers. The Company was one of the first in the industry to establish time-definite pickups and deliveries as a standard for service quality. Time-definite service is a critical element in efficient supply chain and distribution systems management. In addition, the Company is one of the few truckload carriers to provide expedited service throughout the continental United States and in parts of Canada and Mexico. This is particularly important to shippers that operate multiple, geographically-separated facilities. The Company has consistently utilized proven new technologies that provide value to customers, such as the Xpress Connect Internet-based communication system that enables the Company's customers to trace freight, tender orders for freight, exchange invoice information, obtain imaged proofs of delivery and perform other functions through the Internet.

2) Expand core carrier relationships with shippers. Through its service capabilities, the Company is positioned to act as a core carrier and/or dedicated service provider to major shippers. The Company provides longhaul and regional truckload services, expedited and time-definite service, dedicated fleet capabilities and services to third-party logistics providers. In seeking core carrier relationships, the Company emphasizes its commitment to flexibility, responsiveness, analytical planning and information systems.

     Many shippers are reducing the number of carriers they use.   This is
resulting in opportunities in which large and successful carriers with a range of capabilities, like the Company, have an advantage in competing for the reduced number of core carrier positions.

     The Company's top 50 customers, most of which have designated the Company as a core carrier, include Federal Express, Carrier, Amana, Hewlett Packard, DuPont, Compaq and Armstrong.

3) Position the Company as a driver-friendly employer. The labor market for qualified professional truck drivers is extremely competitive, providing a competitive advantage to driver-friendly employers like the Company. The Company focuses significant resources and attention on the successful recruiting, hiring, training and retention of qualified professional solo and team drivers. In the 1997 transition period, the Company increased its fleet size 26% through internal growth and the acquisition of truckload carrier JTI,
Inc. to 2,839 tractors at year-end, a 26.4% increase over March 31, 1997.   The
Company was able to hire sufficient numbers of drivers to operate the larger fleet.

     Management believes that its success in hiring and retaining qualified solo and team drivers is due to its high-quality equipment; high utilization of equipment which translates into high miles and take-home pay for drivers; driver-friendly freight that does not require drivers to load or unload; flexible work schedules that enable some drivers to work schedules that accomodate their personal obligations and lifestyles; and creative recruiting strategies that recognize the changing demographics of the American work force and seek to expand the diversity of the driver force. Management also believes that it is critical that the Company remain in the upper tier of carriers for total driver compensation in order to continue to attract and retain experienced drivers.

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

     Management believes the kind of freight the Company typically handles is a significant factor in driver retention. Although drivers do occasionally load and unload freight, the Company focuses much of its marketing efforts on customers with freight which is "driver-friendly" in that it requires minimal or no loading or unloading by drivers. The Company also is increasingly extending this driver-friendly concept to customers that do not keep drivers waiting for extensive periods of time while trailers are loaded and those whose employees, usually loading dock personnel, treat the Company's drivers as professionals.

     In 1997, the competition for professional drivers intensified, as several competing carriers increased the rates at which drivers are paid for each mile driven. Some carriers reported that they increased wages by more than ten percent. The Company increased driver mileage pay in July 1997 by two to six
percent, based on drivers' seniority with the Company.   The Company plans to
increase its fleet size in 1998 through internal growth and strategic
acquisitions.   Truckload carrier Victory Express, Inc. was acquired in early
1998. Continuing success in recruiting, hiring, training and retaining sufficient drivers to staff the increasingly larger fleet is critical to the Company achieving its financial and growth objectives.

4) Emphasize relationships with logistics providers. Many major manufacturers and distributors are increasingly focusing on their core competencies and outsourcing some or all of their logistics and transportation requirements to logistics firms. Some shippers recognize significant cost savings and improved performance by outsourcing transportation requirements and focusing their resources on their core businesses. Logistics providers typically manage transportation purchasing, coordination and freight allocation for their customers. This trend is providing opportunities for the Company to establish working relationships with important logistics suppliers, and thereby obtain significant new customer accounts. Industry analysts have estimated that about 5% of freight in the U.S. is being managed by logistics providers, and this share is expected to grow to 10% by the year 2000. A small number of logistics providers have jumped to the forefront of this young industry and have obtained significant business volumes from large shippers.

     The Company has established relationships with three of the leading logistics suppliers -- J.B. Hunt Logistics, Menlo Logistics and Ryder Integrated Logistics. These relationships have resulted in significant business opportunities to serve large shippers whose logistics are managed by these
third-party logistics firms.   For example, the Company now serves four large
shippers represented by J.B. Hunt Logistics. The Company's overall performance in serving J.B. Hunt Logistics and its customers -- as measured by rates, on-time performance and information technology capability -- resulted in the Company's selection as J.B. Hunt Logistics' "Carrier of the Year" for 1997. Management believes that as it continues to demonstrate its capabilities and performs to the demanding requirements of logistics providers, it can earn additional business opportunities quality logistics providers.

5) Continue to pursue attractive acquisition opportunities. The trucking industry is consolidating. Many carriers are experiencing financial and competitive pressures that are increasingly making it difficult for them to successfully compete in the truckload industry. This is resulting in attractive
acquisition opportunities for well-capitalized carriers like the Company.   The
Company has grown significantly through ten strategic acquisitions in the 1990s. U.S. Xpress now includes the operations of six companies acquired in the 1990s -
- Southwest Motor Freight, Hall Systems, National Freight Systems, Michael Lima Transportation, JTI, Inc., and Victory Express, Inc. CSI/Crown includes the operations of four companies acquired in the 1990s -- Crown Transport Systems, Great Southern Xpress, CSI/Reeves and Rosedale Transport.

     The acquisition of the Midwest and East Coast floorcovering and logistics operations of Rosedale Transport, Inc. occurred in April 1997. The acquisition of JTI, Inc., a Midwest regional truckload carrier, was made in May 1997.

     Effective January 29, 1998, the Company acquired Victory Express, Inc., a non-union truckload carrier based in Medway, Ohio, for $51 million in cash and assumption of approximately $2 million in debt. Prior to the acquisition, Victory had annual revenues of approximately $65 million. Victory Express serves customers located primarily in the Midwest and on the Eastern seaboard. Other areas of the country served by Victory Express include Georgia, Texas and California. Victory Express employs approximately 790 persons, including approximately 640 drivers and driver trainees.

     Through this acquisition, management expects the Company to significantly expand its regional capabilities in the Midwest and extend our regional service capabilities to the East Coast. Victory Express' customer base is largely centered in automotive, paper, retail and air freight markets. In addition, U.S. Xpress continues to be presented with opportunities for additional business from its customers in the Midwest. Management expects that Victory Express' capacity will enable the Company to better capture these opportunities.

     Management believes that market and financial forces will continue to create attractive acquisition opportunities.

SERVICES
TIME DEFINITE SERVICE

The Company's principal service specialty is time-definite service, which is the pickup and delivery of freight to prescribed schedules over distances ranging from 200 to 3,000 miles. Time-definite transportation requires pickups and deliveries to be performed to exact appointment times or within a specified number of minutes. This service is a key point of differentiation from many other trucking companies, which typically provide service only within time "windows" ranging from a few hours to a few days. Time-definite service is particularly important to the Company's customers that operate just-in-time manufacturing, distribution and retail inventory systems and to customers in the air freight industry.

EXPEDITED SERVICE

The Company's expedited service consists of the pick up and delivery of freight on prescribed schedules at transit times competitive to deferred air freight service. The Company is able to meet these transit times through the use of team drivers or relays at much lower cost than deferred air freight. In the 1997 transition period, revenue from expedited services was $110.2 million, an increase of 16% from the same period in 1996. Customers in the air freight industry accounted for 27% of expedited services revenue, with the remainder provided by manufacturers, distributors, retailers, freight forwarders and consolidators. Examples of this service are as follows:

                                            TRANSIT
                                             Times
Origin              Destination     Miles  (in hours)
---------------  -----------------  -----  ----------
Charlotte, NC    Los Angeles, CA    2,381      53
Atlanta, GA      San Francisco, CA  2,482      55
Seattle, WA      Miami, FL          3,263      73
Dallas, TX       Chicago, IL          923      20
Newark, NJ       Columbus, OH         527      12

REGIONAL SERVICE

About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufactuers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity to each other. These trends lead shippers to use carriers, like the Company, that can provide short-haul, medium-haul and long-haul services in key
regions of the U.S.   The ability to provide regional service is an important
factor to the Company obtaining certain core carrier accounts.

     In the 1997 transition period, revenue from regional services (freight originating and delivering in defined regional areas) totalled $74.7 million, an increase of 38% from the same period of 1996. Over 48% of regional revenues were derived from the Southeast region. The Western region accounted for 40% and the Midwestern region accounted for 12%. The January 1998 acquisition of Victory Express will expand the Company's regional service capacity in the Midwest.

DEDICATED SERVICES

Some shippers are eliminating or reducing the size of their private fleets, providing increased opportunities for carriers, like the Company, to provide dedicated services in which specific trucks and drivers are assigned to specific customer accounts. Approximately 300 tractors at U.S. Xpress are dedicated to specific customers or geographic lanes. In addition, through the acquisition of Victory Express in early 1998, two significant dedicated accounts were obtained. These two accounts together represent nearly 50% of Victory Express' revenues prior to its acquisition by the Company. Through dedicated services, customers obtain a higher degree of assurance of available capacity to meet their requirements. U.S. Xpress benefits by receiving increased business volume from key customers, by improving planning of equipment requirements and by enhancing the safety of its drivers who travel the same lanes repeatedly. Drivers benefit through enhanced predictability of their schedules, reduced downtime between loads and more predictability of their off-duty time.

     CSI/Crown expanded its dedicated service offerings in 1997 by assigning certain equipment to specific customers and promoting the customers' brand on the equipment. In this way, the customer obtains the benefits of assured capacity and brand promotion, without incurring the management costs and inherent inefficiencies of operating a private fleet. CSI/Crown benefits by being assured consistent volume for its dedicated equipment and drivers.

LOGISTICS SERVICES

U.S. Xpress provides logistics services, principally expedited truckload services, utilizing company equipment and a network of contract carriers. Most of the customers for these services are airlines, air freight forwarders and customs brokers involved in the air freight industry. Customers are identified and acquired through the Company's own sales efforts and through a network of sales agents. The contract carrier network also provides supplementary capacity to U.S. Xpress customers when available opportunities do not fit U.S. Xpress' targeted market segments or when U.S. Xpress equipment is not available.

FLOORCOVERING LOGISTICS

CSI/Crown is the leading nationwide provider of logistics services for the floorcovering industry. CSI/Crown picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations;

contracts with U.S. Xpress and other truckload carriers to deliver the products to CSI/Crown service centers or to contract agents and delivery services; and delivers the products to floorcovering distributors and retailers in all 50 states, Canada and Mexico. In addition, CSI/Crown provides warehouse facilities and cutting services and sells floorcovering installation supplies.

     CSI/Crown contracts with several truckload carriers, including U.S. Xpress, to deliver floorcovering products from North Georgia, where many floorcovering manufacturers are located, to CSI/Crown and agent service centers in the U.S. and Canada. Revenue from floorcovering logistics in the 1997 transition period was $57.6 million, an increase of 12.7% from the same period in 1996. At December 31, 1997, CSI/Crown operated 25 distribution centers and contracted with others to provide distribution services at 33 other locations. Subsequent to December 31, 1997, four company-operated distribution centers were transferred to third party agents.

MARKETING AND CUSTOMERS

Marketing personnel target customers for each of the Company's six major services. The Company's services are marketed on the basis of the Company's commitment to high levels of service, flexibility, responsiveness, analytical planning and information technology management. The Company's marketing department is primarily responsible for identifying new business prospects and implementing marketing programs to obtain and retain customer accounts. The marketing staff also is responsible for offering the Company's logistics capabilities to existing and new customers and to third party logistics providers.

     Mr. Quinn, the Company's Co-Chairman, and Mr. Lusk, the Executive Vice President of Marketing, are directly involved in marketing the Company's services at the national account level and supporting local sales activities.
In addition, the Company employs 19 full-time marketing representatives, who are geographically dispersed.

     The Company's top 50 customers, most of which have designated the Company as a core carrier, accounted for approximately 46% of revenues in 1997. During 1997, no single customer accounted for more than 6.5% of the Company's revenue.

TECHNOLOGY

The Company utilizes proven new technologies that yield both competitive service advantages and the ability to more profitably serve its niche markets. The Company has developed a computerized information system that is integrated with the QUALCOMM Omnitracs satellite communication system ("the QUALCOMM system") to enhance customer service and equipment utilization. The Company's Electronic Data Interchange ("EDI") capabilities provide customers with an efficient means of tracing freight and performing several administrative functions. In November, 1996, the Company introduced its proprietary Internet-based OXpress ConnectO system which enables customers to trace freight, tender loads and exchange invoice information via the Internet. Management believes that this system is a base from which it will provide enhanced customer service, and ultimately provide direct connectivity between customers and drivers via the Internet.

     The Company is a leader in the innovation of computer information systems that are integrated with the QUALCOMM system. Management believes that proven technologies provide both competitive service advantages and the ability to more profitably serve its niche markets.

OPERATING SYSTEMS

Management believes that the Company's information systems are one of its principal competitive advantages. These systems integrate operations systems and the principal back-office functions of payroll, billing, fuel and accounting with the QUALCOMM system.

SATELLITE COMMUNICATIONS

The QUALCOMM system was first utilized by the Company in 1990. The QUALCOMM system simplifies the location of equipment and permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, fuel, taxes paid, mileage operated, payroll, safety, traffic and maintenance information. For example, load planners assign loads by entering the required information into the system. Drivers then access the previously-planned load from the system and acquire all the necessary customer, order and routing information through their onboard display unit, thus eliminating waiting time and inefficient dependence on truck stop telephones. Management estimates that carriers without satellite communications typically lose one hour or more of productive time per driver per day waiting for telephones. The QUALCOMM system permits transmission of load assignments directly to the onboard display unit and will signal a driver when an assignment is available so that he or she may sleep in the tractor pending an assignment. In addition, through the QUALCOMM system, drivers have direct access to the Company's IBM AS/400 computer. This capability enables the driver to access information from operations and payroll systems, such as requesting and receiving cash advances on the road.

LOAD PLANNING/DISPATCH

The Company operates the QUALCOMM Decision Support System ("QDSS"), a dispatch optimization software system. This software package provides the capability to efficiently allocate equipment and drivers to available loads. QDSS maximizes utilization of the Company's equipment and contributes to improved customer and driver satisfaction. Load planners convert customer orders into daily pre-planned freight dispatches. Driver managers then send instructions to drivers via the QUALCOMM system. Drivers access the order when they are ready for the next load assignment. Drivers can obtain shipment orders, pickup and delivery instructions, customer location and routing information through the onboard computer. Through QDSS, the Company seeks to identify potential problems of too much or too little freight in a particular geographic region. The Company seeks additional freight in the affected area or through its logistics group, seeks alternative carriers to handle overflow loads.

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

XPRESS CONNECT(TM)

The Company's Xpress Connect(TM) system is an Internet-based system, located at www.USXpress.com, that makes it easy for shippers to track freight, tender loads and communicate with the Company via Internet e-mail. The system, which is a featured part of the Company's World Wide Web site, is designed to assist shippers in better managing their transportation shipments by providing up-to-date information on the location and status of active shipments, as well as historical information on completed shipments. The Company believes that Xpress Connect is the first World Wide Web application of its type that permits a customer to track shipments without prior knowledge of shipment or order numbers. Xpress Connect(TM) is customer-specific and password protected to
guarantee the security of proprietary information.   The system is being
continually improved and upgraded, and in fiscal 1998, management expects to add enhancements that provide: 1) customers the ability to obtain proofs of delivery from the Company's document imaging system; 2) an on-line freight rating system; and 3) automatic notifications to customers' pagers of expected delays in transit.

     Management believes that Xpress Connect(TM) provides a competitive advantage in the truckload and floorcovering logistics industries, because shippers have greater capabilities and ease of use at lower costs than are provided through other carriers' EDI and Internet-based systems.

EATON VORAD

Eaton Vorad collision avoidance systems are specified equipment on Century Class tractors used by U.S. Xpress. These radar-based systems are designed to detect traffic ahead and to the side of trucks, and to provide drivers with additional response time, resulting in a safer vehicle for drivers and the motoring public. At December 31, 1997 the Company had more than 1,700 such systems in operation.

TRANSIT TECHNOLOGIES

The Pre-Pass(TM) technology enables a tractor to stop at one weigh station and receive clearance for travel on participating highways. After the truck conducts an initial visit to a weigh station, information regarding the truck and its contents are downloaded onto a transponder located on the tractor. Thereafter, a sensor located along the highway reads the information contained in the transponder and allows the truck and its contents to be electronically cleared without the delays associated with multiple weigh station visits. The Company participated in beta tests for these technologies and equipped a majority of its tractors with these systems in 1997. The Company has begun to implement a similar technology to expedite movement through toll plazas. These technologies enhance fuel economy, improve equipment utilization, improve transit times and reduce accidents.

DOCUMENT IMAGING

The Company has installed an optical character recognition system that scans documents such as bills of lading, driver logs and fuel receipts onto optical disks or other storage media. This system has reduced clerical and management time required to enter and retrieve information, while enhancing the availability and increasing the utilization of data by customers.

YEAR 2000 COMPLIANCE

Some computer systems that use two digits to indicate a year will not be able to process data properly for the year 2000. The Company has assessed the ability of its computer software and operating systems to function in the year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are year 2000 compliant.

     Testing of all U.S. Xpress systems for year 2000 compliance is scheduled for July 1998. Systems in use at CSI/Crown are presently 50% compliant with year 2000 requirements. Programming to make all CSI/Crown systems year 2000 compliant is expected to be completed by December 1998. Testing of all CSI/Crown systems is scheduled for March 1999.

     A load optimization system purchased from Sabre Group is year 2000 compliant. A new version of the Q-Tracks satellite communication system that is year 2000 compliant has been purchased from Qualcomm, Inc. This system is being installed and is expected to be operational in June 1998. The Company does not currently have any information concerning the year 2000 compliance status of its other suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. The Company does not expect the costs of achieving year 2000 compliance to be material.

EQUIPMENT

The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty maintenance agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated attractive repurchase commitments from its primary equipment vendors for disposal of used equipment in 1998. These agreements reduce the Company's risks related to equipment disposal values.

TRACTORS

In the early 1990s, the Company's management and drivers worked with the Company's principal tractor supplier, Freightliner, to design improvements in its conventional tractors, such as more spacious and functional sleeper compartments and improved aerodynamics. In 1996, the Company was among the first to purchase the new Freightliner Century Class tractors, which provide superior levels of operating safety, fuel efficiency, information management capabilities and driver comforts. At December 31, 1997, 1,730 Century Class tractors were operating in the Company's fleet.

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

TRAILERS

The Company's dry van trailers have cubic capacity that is among the largest in the industry. In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that are more durable, have greater cubic capacity and stiffer sidewalls, and do not fracture as easily as conventional aluminum trailers. At December 31, 1997, the Company's fleet of 5,875 trailers included approximately 1,100 Wabash composite plate trailers.

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

     Generally, competition for the freight transported by the Company is based more on service and efficiency than on freight rates. However, historically, increased competition has created downward pressure on the truckload industry's pricing structure. Prolonged weakness in freight markets or downward pressure on freight rates could adversely affect the Company's results of operations or financial condition. Some competitors have greater financial resources, operate more equipment and transport more freight than the Company.

REGULATION

The Company is a motor carrier that is subject to safety rules and regulations promulgated by the Department of Transportation and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to federal, state and provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States, Mexico and certain Canadian provinces over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative changes (such as increasingly stringent environmental regulations or limits on vehicle weight and size) that may affect the economics of the industry by requiring changes in operating practices or by affecting the cost of providing truckload services.

     The Company has underground storage tanks for diesel fuel in use at terminals in Birmingham, Alabama; Tunnel Hill, Georgia; Lincoln, Nebraska; Medway, Ohio; Oklahoma City, Oklahoma; and Chattanooga, Tennessee. As a result, the Company is subject to regulations promulgated by the Environmental Protection Agency ("EPA") in 1988 governing the design, construction and operation of underground fuel storage tanks from installation to closure. For underground fuel storage tanks in existence at the time the regulations were promulgated in 1988, which include tanks at the terminals in Chattanooga and Medway, the regulations require that tanks be upgraded to meet specified standards concerning corrosion protection, spill or overfill protection and release detection on a phased timetable which began in 1989 and ends in 1998. The Company believes all of its tanks are in compliance with EPA regulations.

SAFETY AND RISK MANAGEMENT

The Company is committed to safe driving. The Company regularly communicates with drivers to promote safety and to instill safe work habits through Company media, safety review sessions and ethics and responsibility training. These programs reinforce the importance of driving safely, abiding by all laws and regulations such as speed limits and driving hours, performing regular equipment inspections and acting as good citizens on the road. The Company's accident review committee meets regularly to review any new accidents, take appropriate action related to drivers, examine accident trends and implement changes in procedures or communications to address any safety issues.

     Management's emphasis on safety also is demonstrated through its equipment specifications, such as anti-lock brakes, electronic engines, special mirrors, conspicuity tape and the implementation of Eaton Vorad collision avoidance systems on all Freightliner Century Class tractors. The Eaton Vorad system is designed to provide drivers with visible and audible warnings when other vehicles are beside them and when vehicles ahead are traveling at slower speeds than the truck. The system provides drivers with additional response time to prevent accidents.

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

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as equipment weight and dimensions are also subject to federal and state regulations. DOT evaluates carriers and provides safety fitness ratings based on conformance with requirements and accident frequency. U.S. Xpress and

CSI/Crown each have satisfactory safety fitness ratings. Victory Express, which was acquired by the Company in early 1998, also has a satisfactory safety fitness rating.

     The Company secures appropriate insurance coverage at cost-effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company currently purchases primary and excess coverage for these types of claims in levels which management believes are sufficient to adequately protect the Company from significant claims. The Company also maintains primary and excess coverage for employee medical expenses and hospitalization, damage to physical properties and equipment damage resulting from collisions or other losses.

PERSONNEL

The Company considers relations with its employees, all of whom are non-union, to be good. At December 31, 1997, the Company and its subsidiaries employed 5,315 persons. A petition filed July 23, 1997 by the International Brotherhood of Teamsters, Local 528, pursuant to Section 9 of the Labor Management Relations Act and seeking collective bargaining rights with respect to a group of approximately 140 employees at the CSI/Crown facility in Tunnel Hill, Georgia has been withdrawn by the Teamsters without election. All unfair labor practice charges filed by the union in connection with the petition for recognition have been settled.

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

DRIVERS

At December 31, 1997, the Company employed 3,970 drivers. Employment turnover of over-the-road drivers is a significant industry-wide problem. Recruiting, training and retention of qualified drivers is essential to support the Company's continued growth. Management believes that one of the key elements to retaining professional drivers is providing competitive compensation. Most companies in the truckload industry pay drivers based on the miles that they drive and provide various additional bonuses and incentives. Management believes that drivers' primary interest in compensation is their take-home pay rather than their base mileage pay. While other carriers may offer marginally higher mileage pay, management believes that the Company's drivers' compensation is comparable to those of other carriers because the Company's high equipment utilization maximizes driver productivity, miles driven and pay.

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

DRIVER RECRUITING

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

DRIVER TRAINING

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

     Through the acquisition of Victory Express in January 1998, the Company acquired a driver training school operated by Victory Express at its facility in Medway, Ohio. At the time of the acquisition, approximately 120 students were enrolled. Management believes that continued effective operation of this driver training school will provide the Company with an additional source of new drivers.

DRIVER COMPENSATION AND BENEFITS

The Company's compensation and benefits package has been structured to attract and retain quality drivers. Company drivers are compensated primarily on the basis of miles driven, with base pay per mile increasing with a driver's length of employment. Because the Company has an average length of haul that is longer than most truckload carriers, drivers accumulate more miles and thus earn above average pay. Drivers also can earn additional mileage pay through safety and mileage incentive bonuses. Based on recent surveys performed by the Company with respect to compensation paid by competitors, management believes the Company's driver compensation ranks among the highest in the truckload industry. Employee benefits include paid holidays and vacations, health insurance, an Employee Stock Purchase Plan, and a 401(k) retirement plan in which the Company matches 50% of employee contributions, up to six percent of compensation.

DRIVER AMENITIES

The Company's late-model, conventional tractors are designed for driver comfort and safety. Standard equipment includes double sleeper bunks, extra large cabs, air-ride suspensions and additional storage for personal items. The Company also has developed specific satellite communications applications that enable drivers to remain in touch with their families, receive information about pay and expense advances, directions to customer locations, weather updates and load assignments. The Company also provides pre-paid telephone calling cards that contain 30 minutes of free calling time per month to drivers. Drivers have the ability to add time to the cards by charging a personal credit card or through payroll deduction. In 1996 the Company began testing a system in which drivers could send and receive electronic mail via the Internet using their satellite communications system. The costs of e-mail messaging are paid by drivers through their telephone calling cards. In 1996, the Company began purchasing Freightliner Century Class tractors, which set a new industry standard for efficiency and driver amenities.

ITEM 2.   PROPERTIES

All of the Company's offices and terminals are leased. The Company's headquarters are located in two leased buildings in Chattanooga, Tennessee.
U.S. Xpress is also based in Chattanooga. At year-end 1997, U.S. Xpress operated terminal facilities in these locations: Birmingham, Alabama; Fontana and Sacramento, California; Tunnel Hill, Georgia; Boise, Idaho; Lincoln, Nebraska; Hillside, New Jersey; Vandalia, Ohio; Oklahoma City, Oklahoma; N. Sioux City, South Dakota; Houston and Tyler, Texas; and Green Bay, Wisconsin. Seven of these terminals include maintenance facilities. Several terminals include driver lounges and customer service functions for local pickups and
deliveries.   Effective January 29, 1998, the Company acquired Victory Express,
Inc., which operates a terminal, maintenance facility, and driver training school in Medway, Ohio. In conjunction with the acquisition, the Vandalia, Ohio facility was closed in February 1998 and its operations were merged into the Medway facility.

     CSI/Crown is based in Tunnel Hill, Georgia, approximately 25 miles from Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to company-owned and agent-operated distribution service centers shipments. At year-end 1997, CSI/Crown operated 25 distribution service centers, all of which were leased properties.

     In late 1997, site preparation construction began for a new headquarters facility in Chattanooga, Tennessee. The Company expects construction of the facility to be completed in late 1998 or early 1999.


ITEM 3.   LEGAL PROCEEDINGS

The Company is party to various legal proceedings arising in the normal course of its business. Management does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1997, no matters were submitted to a vote of security holders.

                                    PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK AND STOCKHOLDER DATA The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol
XPRSA. At March 13, 1998, there were 149 registered stockholders and an estimated 1,650 beneficial owners. At March 13, 1998 there were 12,006,440 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. Listed below is the trading activity for each quarter in the last two fiscal years:
                                                                      Average
Quarter Ending                   High               Low             Daily Volume
--------------------------------------------------------------------------------
June 30, 1996                    8.50              6.625                 8,998
September 30, 1996               9.75               5.75                19,869
December 31, 1996              16.125               8.50                36,735
March 31, 1997                  17.75              12.25                22,081
June 30, 1997                   20.50             17.125                34,115
September 30, 1997              20.75              19.00                77,765
December 31, 1997              24.625              21.00                63,526

DIVIDENDS

The Company does not pay cash dividends and intends to continue to retain earnings to finance growth of the Company.

ANNUAL STOCKHOLDERS' MEETING

The annual meeting of stockholders will be held at 2:00 p.m. EDT on May 12, 1998 at the Tennessee Aquarium in Chattanooga, Tennessee.

STOCKHOLDER COMMUNICATIONS

Company news may be obtained through the Company's Internet web site at www.usxpress.com and through most news and financial services. A complete investor package, which includes the Company's annual report filed on Form 10-K, most recent 10-Q and general information about the Company, may also be requested through the web site, or by contacting the Company's investor relations office.

STOCKHOLDER RECORDS

Registered stockholders with questions concerning statements, changes of address, stock transfers or replacement of stock certificates should contact the Company's stock transfer agent and registrar:

     BankBoston,NA
     c/o Boston Equiserve LP
     Shareholder Services
     Mail Stop 45-02-64
     P.O. Box 8040
     Boston, MA  02266-8040
     (781)575-3001

ITEM 6.   SELECTED FINANCIAL DATA
          (In thousands, except per share and operating data)


                                          NINE MONTHS ENDED                        YEAR ENDED
                                             December 31,                           March 31,
                                         --------------------     --------------------------------------------
                                         1997 /(4)/  1996           1997        1996        1995        1994
--------------------------------------   --------    --------     --------    --------    --------    --------
Income Statement Data/(1)/
Operating revenue:
   U.S. Xpress                           $290,800    $228,484     $307,928    $261,533    $236,552    $197,351
   CSI/Crown                               57,645      51,158       65,845      47,817      23,915      24,001
   Intercompany                            (6,173)     (8,386)     (10,954)     (9,653)     (6,136)     (5,948)
                                         --------    --------     --------    --------    --------    --------
  Consolidated                           $342,272    $271,256     $362,819    $299,697    $254,331    $215,404
                                         ========    ========     ========    ========    ========    ========
Income from operations                   $ 26,126    $ 14,736     $ 19,716    $  5,251    $ 18,159    $ 14,095
Income before taxes                      $ 21,983    $ 10,627     $ 14,236    $     75    $ 13,557    $  9,714
Net income                               $ 13,191    $  5,708     $  7,878    $     94    $  8,263    $  6,042
Earnings per share - basic               $    .98    $    .47     $    .65    $    .01    $    .77    $    .63
Weighted average number
  of shares outstanding - basic            13,467      12,081       12,082      12,003      10,705       9,665
Earnings per share - diluted             $    .97    $    .47     $    .65    $    .01    $    .76    $    .63
Weighted average number
 of shares outstanding - diluted           13,582      12,151       12,168      12,076      10,806       9,665

Truckload Operating Data/(2)/
Total revenue miles (in thousands)        241,541     194,324      261,596     222,496     204,804     180,609
Tractor miles (in thousands)              265,102     209,935      282,985     239,599     216,581     190,098
Tractors at end of period                   2,839       2,214        2,246       1,975       1,721       1,504
Average number of tractors                  2,615       2,091        2,111       1,848       1,613       1,414
Trailers at end of period                   5,875       5,331        5,520       4,396       3,643       2,394
Total loads                               239,730     187,986      254,214     185,565     142,742     123,261
Average revenue per mile                 $   1.16    $   1.16     $   1.15    $   1.14    $   1.14    $   1.09
Average revenue per tractor per week     $  2,734    $  2,794     $  2,761    $  2,646    $  2,807    $  2,796

BALANCE SHEET DATA
Working capital                          $ 44,813    $ 23,097     $ 33,829    $ 19,606    $ 10,786    $  2,636
Total assets                              233,777     183,479      178,084     177,821     146,070     103,385
Long-term debt,
  net of current maturities                52,120      65,509       59,318      61,789      46,157      49,871
Stockholders' equity/(3)/                 128,493      60,990       63,162      55,086      54,082      13,436

--------------
/(1)/ Data for U.S. Xpress includes data for all truckload operations.  Data for
      CSI/Crown includes data for CSI/Reeves from its date of acquisition in August
      1995.
/(2)/ Average revenue per mile is net of fuel surcharges.  Tractor and trailer data includes owned and leased equipment.
/(3)/ Reflects the sale by the Company of 2,500,000 shares of Class A Common
      Stock in fiscal 1995 and 2,885,000 shares of Class A Common Stock in the 1997 transition period.
/(4)/ Effective December 31, 1997, the Company changed its year-end to December
      31 from March 31.  As a result, the transition period ended December 31, 1997 is a nine-month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          (dollars in thousands, except per share data)

Effective December 31, 1997 the Company changed its fiscal year for financial reporting purposes from a March 31 year-end to a December 31 year-end. Throughout this report, 1997 transition period relates to the nine-month period ended December 31, 1997, while fiscal 1997 and fiscal 1996 refer to the fiscal years ended March 31, 1997 and March 31, 1996, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                       % of Revenues
                                        Nine Months Ended         Twelve Months Ended
                                           December 31,                March 31,
                                        1997         1996         1997           1996
                                       ------       ------       ------         ------
Operating Revenue                      100.0%        100.0%      100.0%         100.0%
                                       -----         -----       -----          -----
OPERATING EXPENSES:
 Salaries, Wages and Benefits           40.5          40.7        41.0           43.0
 Fuel and Fuel Taxes                    15.3          16.6        16.9           16.3
 Vehicle Rents                           6.4           5.7         6.0            5.8
 Depreciation & Amortization             2.6           3.8         3.6            5.2
 Purchased Transportation                8.5           6.5         6.3            6.6
 Operating Expenses & Supplies           6.6           6.3         6.3            7.1
 Insurance Premiums & Claims             3.3           4.5         4.2            4.3
 Operating Taxes & Licenses              1.5           1.7         1.6            1.7
 Communications & Utilities              1.7           1.8         1.7            1.8
 General & Other Operating               6.0           7.0         7.0            6.4
                                       -----         -----       -----          -----
   Total Operating Expenses             92.4          94.6        94.6           98.2
                                       -----         -----       -----          -----
Income from Operations                   7.6           5.4         5.4            1.8
Other Income (Expense)
 Interest Expense                       (1.2)         (1.5)       (1.5)          (1.8)
 Other Income (Expense)                  --             --          --             --
                                       -----         -----       -----          -----
                                        (1.2)         (1.5)       (1.5)          (1.8)
Income Before Income Tax Provision       6.4           3.9         3.9            0.0
Income Tax Provision                     2.6           1.8         1.7            --
Net Income                               3.8%          2.1%        2.2%           --
                                       =====         =====       =====          =====

COMPARISON OF THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1997 TO THE NINE-MONTH PERIOD ENDED DECEMBER 31, 1996 (UNAUDITED)

OPERATING REVENUE during the 1997 transition period increased $71,000 or 26.2% to $342,300 compared to $271,300 during the same period in 1996. This increase resulted primarily from a 24.3% increase in revenue miles, which was partially due to the April 1997 acquisition of JTI, Inc. Additionally, the non-truckload revenue from CSI/Crown and U.S. Xpress' logistics operations increased $11,100 or 14.8%. The acquisition of JTI and Rosedale together contributed $32,700 of the $71,000 increase.

OPERATING EXPENSES represented 92.4% of operating revenue for the 1997 transition period, compared to 94.6% during the same period in 1996.

SALARIES, WAGES AND EMPLOYEE BENEFITS as a percentage of operating revenue was 40.5% for the 1997 transition period, compared to 40.7% during the same period in 1996. This decrease was due primarily to the growth of the owner operator fleet and to revenues growing faster than non-driver wages. These improvements were offset in part by an increase in driver pay of approximately two cents per mile or approximately 6% implemented in July 1997.

FUEL AND FUEL TAXES as a percentage of operating revenue was 15.3% for the 1997 transition period, compared to 16.6% during the same period in 1996. This decrease was primarily attributable to a 3.73% decrease in the average price per gallon, as well as a 1.48% increase in average miles per gallon. The Company uses purchase commitments to mitigate the effects of changes in fuel prices.

VEHICLE RENTS as a percentage of operating revenue was 6.4% for the 1997 transition period, compared to 5.7% for the same period in 1996. Depreciation and amortization, net of gain on disposition on equipment, as a percentage of operating revenue was 2.6% for the 1997 transition period versus 3.8% in 1996. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.0% for the 1997 transition period, compared to 9.5% in 1996. This decrease was due to the growth of the owner operator fleet and an increase of $0.8 million of gains on sale of revenue equipment. Owner-operators do not require company expenditures for revenue equipment. The Company recorded gains on the sale of revenue equipment of $1,700 for the 1997 transition period, compared to $900 for the same period in 1996. The gains on these sales are recorded as a reduction of depreciation expense.

INSURANCE PREMIUMS AND CLAIMS as a percentage of operating revenue was 3.3% for the 1997 transition period, compared to 4.5% for the same period in 1996. This decrease was due primarily to overall improvements in insurance and claims cost obtained through various insurance policies entered into in early 1997. Additionally, the increases in non-truckload revenue and the use of owner-operators do not require any additional company expenditures for insurance.

PURCHASED TRANSPORTATION as a percentage of operating revenue was 8.5% for the 1997 transition period, compared to 6.5% for the same period in 1996. This increase was due in part to the $11,100 increase in non-truckload revenue from CSI/Crown and U.S. Xpress' logistics operations, which is serviced by outside agents. This increase was also the result of the growth of the owner operator fleet to 130 at December 31, 1997 from 33 at December 31, 1996.

GENERAL AND OTHER OPERATING EXPENSES as a percentage of operating revenue was 6.0% for the 1997 transition period, compared to 7.0% for the same period in 1996. This decrease is due to a 10.6% drop in the sale of installation supplies and a corresponding drop in the cost of goods sold related to those sales.

INCOME FROM OPERATIONS for the 1997 transition period increased $11,400, or 77.6%, to $26,100 from $14,700 during the same period in 1996. As a percentage of operating revenue, income from operations was 7.6% for the 1997 transition period, compared to 5.4% during the same period in 1996.

COMPARISON OF THE TWELVE MONTHS ENDED MARCH 31, 1997 TO THE
TWELVE MONTHS ENDED MARCH 31, 1996

The Company's initiatives to improve equipment utilization and to reduce operating expenses as a percent of revenue had favorable results for the fiscal year ended March 31, 1997. In this period, utilization for the combined truckload operations increased 4.3% to $2.761 in revenue per tractor per week, compared to $2.646 during the same period in 1996. The operating ratio (operating expenses as a percentage of revenue) improved 3.6 percentage points, reflecting a 21.1% increase in revenue versus a 16.5% increase in operating expenses. The smaller increase in operating expenses, compared to revenues, was due to reductions in several fixed and variable expense items.

OPERATING REVENUE during the fiscal year ended March 31, 1997 increased
$63,100 or 21.1% to $362,800 compared to $299,700 during the same period in 1996. This increase resulted partially from the fiscal 1996 acquisitions of CSI/Reeves and Hall Systems, which together contributed $29,700 of the $63,100 increase. U.S. Xpress linehaul operations contributed $33,400 to the increase. Increased U.S. Xpress linehaul revenue resulted from increased revenue miles and a slight increase in the rate per revenue mile.

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

FUEL AND FUEL TAXES as a percentage of operating revenue was 16.9% for the year ended March 31, 1997, compared to 16.3% during the same period in 1996. This increase was primarily attributable to an 11.0% increase in the average price per gallon, offset by a 2.2% increase in average miles per gallon.

VEHICLE RENTS as a percentage of operating revenue was 6.0% for the year ended March 31, 1997, compared to 5.8% for the same period in 1996.
Depreciation and amortization, net of gain on disposition of equipment, as a percentage of operating revenue was 3.6% for the year ended March 31, 1997, compared to 5.2% during the same period in 1996. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.6% for the year ended March 31, 1997, compared to 11.0% during the same period in 1996. This decrease was due in part to increased non-transportation revenue from CSI/Crown and an increase in owner-operator revenue from Hall Systems, both of which do not require expenditures for revenue equipment. Additionally, utilization for U.S. Xpress linehaul operations increased to $2,761 in revenue per tractor per week for the year ended March 31, 1997, a 4.3% increase from the previous fiscal year, which reduced the number of tractors required.

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

GENERAL AND OTHER OPERATING EXPENSES during the year ended March 31, 1997 was $25,400 compared to $19,100 during the same period in 1996. This increase is due to an increase in installation supplies sold to $11,000 in 1997, from $6,600 in 1996. This expense item reflects the cost of carpet installation supplies which are sold through CSI/Crown retail outlets.

INCOME FROM OPERATIONS for the year ended March 31, 1997 increased $14,400 or 271.7% to $19,700 from $5,300 during the same period in 1996. As a percentage of operating revenue, income from operations was 5.4% during the year ended March 31, 1997, compared to 1.8% during the same period in 1996.

INCOME TAX PROVISION for the year ended March 31, 1997 was $6,400 compared to a $19 benefit during the same period in 1996. This reflects an effective federal and state income tax rate of 44.7% for fiscal 1997, compared to the combined statutory federal and state rate of approximately 39.0%. This higher rate is primarily the result of non-deductible per diems paid to drivers during part of fiscal 1997. Subsequent to December 31, 1996, per diems paid to U.S. Xpress drivers were eliminated.

SPECIAL CONSIDERATIONS

The trucking industry is affected by economic risks and uncertainties, some of which are beyond its control. These include economic recessions and downturns in customers' business cycles, increases in fuel prices, the availability of qualified drivers and fluctuations in interest rates.

     The trucking industry is highly competitive and includes numerous regional, inter-regional and national truckload carriers. Some of these carriers have greater financial resources, equipment and freight capacity than the Company. Management believes its strategies of controlled growth and focused marketing will continue to provide freight at sufficient volumes and prices to remain profitable. Changes in economic conditions could reduce both the amount of freight available and freight rates, which could have a material adverse effect on the Company's results.

     Fuel is one of the Company's largest expenditures. In periods of high fuel prices, the Company offsets the effect of price increases through fuel surcharges to customers or through rate increases in lieu of fuel surcharges. The Company also periodically hedges against future fuel price increases by purchasing defined quantities of fuel for future delivery at contracted prices. Future increases or decreases in fuel prices are uncertain. To the extent the Company is unable to offset fuel price increases through fuel surcharges, rate increases or hedges, increased fuel prices could have a material adverse effect on the Company's results.

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

     The trucking industry is extremely capital intensive. The Company depends on operating leases, lines of credit, secured equipment financing and cash flows from operations to finance the expansion and maintenance of its modern and cost efficient revenue equipment and facilities. At present, the Company is more highly leveraged than some of its competitiors. If the Company were unable in the future to obtain financing at acceptable levels, it could be forced to limit the growth or replacement of its equipment and facilities. If interest rates increased significantly, it could have a material adverse effect on the Company's results.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity during the nine month transition period ended December 31, 1997 were funds provided by operations, borrowings under long-term debt facilities, lines of credit, proceeds from the sale of equipment, the use of operating leases for revenue equipment, and proceeds from the sale of common stock. At December 31, 1997 the Company had in place a $50,000 credit facility with a group of banks, of which $17,500 was available for borrowing. In 1998, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, and operating lease financing for the acquisition of revenue equipment.

     Cash generated from operations increased to $17,300 in the 1997 transition period from $7,900 for the twelve months ended March 31, 1997. Net cash used in investment activities was $47,300 in the 1997 transition period and $3,200 for the twelve months ended March 31, 1997. Of the net cash used in investment activities in the 1997 transition period, $58,700 was used to acquire additional property and equipment, compared to $24,900 for the twelve months ended March 31, 1997. The increase in purchases of property and equipment is due primarily to the purchase of revenue equipment previously financed with operating leases.

     Net cash provided by financing activities was $27,600 in the 1997 transition period compared to $4,100 used in the twelve months ended March 31, 1997. The increase was due primarily to proceeds received from the sale of common stock through the public offering in August 1997. As a result, the net repayments on the lines of credit and long-term debt during the 1997 transition period were $24,300 compared to $4,200 in the twelve months ended March 31, 1997. Net payments under lines of credit were $3,000 in the 1997 transition period, compared to net borrowings of $1,000 for the twelve months ended March 31, 1997.

     In January 1998, the Company obtained a new revolving line of credit with capacity up to $200,000. A portion of the availability under this new line was immediately used to payoff certain existing long-term indebtedness bearing higher interest rates.

     Management believes that funds provided by operations, borrowings under installment notes payable, operating lease financing and available borrowings under the Company's existing line of credit will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

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

ACQUISITION OF VICTORY EXPRESS, INC.

Effective January 29, 1998, the Company acquired Victory Express, Inc., a non-union truckload carrier based in Medway, Ohio, for $51 million in cash and assumption of approximately $2 million in debt. Prior to the acquisition, Victory had annual revenues of approximately $65 million. Victory Express serves customers located primarily in the Midwest and on the Eastern seaboard. Other areas of the country served by Victory Express include Georgia, Texas and California. The company employs approximately 790 persons, including approximately 640 drivers and driver trainees.

     Through this acquisition, management expects the Company to significantly expand its regional capabilities in the Midwest and extend its regional service capabilities to the East Coast. Victory Express' customer base is largely centered in automotive, paper, retail and air freight markets. In addition, U.S. Xpress continues to be presented with opportunities for additional business from its customers in the Midwest

YEAR 2000 COMPLIANCE

Some computer systems that use two digits to indicate a year will not be able to process data properly for the year 2000. The Company has assessed the ability of its computer software and operating systems to function in the year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are year 2000 compliant.

     Testing of all U.S. Xpress systems for year 2000 compliance is scheduled for July 1998. Systems in use at CSI/Crown are presently 50% compliant with year 2000 requirements. Programming to make all CSI/Crown systems year 2000 compliant is expected to be completed by December 1998. Testing of all CSI/Crown systems is scheduled for March 1999.

     A load optimization system purchased from Sabre Group is year 2000 compliant. A new version of the Q-Tracks satellite communication system that is year 2000 compliant has been purchased from Qualcomm, Inc. This system is being installed and is expected to be operational in June 1998. The Company does not currently have any information concerning the year 2000 compliance status of its other suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. The Company does not expect the costs of achieving year 2000 compliance to be material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of U.S. Xpress Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1997 and March 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 1997 and March 31, 1997, and the results of their operations and their cash flows for the nine months ended December 31, 1997 and the years ended March 31, 1997 and 1996 in conformity with generally accepted accounting principles.



                                         /s/ ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
February 5, 1998

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                   NINE MONTHS ENDED         YEAR ENDED
                                                      DECEMBER 31              MARCH 31
                                                   ----------------    ------------------------
                                                          1997           1997            1996
                                                   ----------------    --------        --------

OPERATING REVENUE                                      $342,272        $362,819        $299,697
                                                       --------        --------        --------
OPERATING EXPENSES:
 Salaries, wages and benefits                           138,582         148,850         129,311
 Fuel and fuel taxes                                     52,438          61,268          48,782
 Vehicle rents                                           21,912          21,603          17,263
 Depreciation and amortization, net of gain
   on disposition of equipment                            8,806          13,203          15,445
 Purchased transportation                                29,205          22,682          19,929
 Operating expenses and supplies                         22,459          22,503          21,321
 Insurance premiums and claims                           11,425          15,265          12,874
 Operating taxes and licenses                             5,228           5,984           5,227
 Communications and utilities                             5,683           6,301           5,343
 General and other operating expenses                    20,408          25,444          19,075
 Equity in earnings of unconsolidated affiliate               -               -            (124)
                                                       --------        --------        --------
   Total operating expenses                             316,146         343,103         294,446
                                                       --------        --------        --------
INCOME FROM OPERATIONS                                   26,126          19,716           5,251
                                                       --------        --------        --------

Other income (expense):
 Interest expense                                        (4,168)         (5,542)         (5,251)
 Other income                                                25              62              75
                                                       --------        --------        --------
                                                         (4,143)         (5,480)         (5,176)
                                                       --------        --------        --------
Income before income taxes                               21,983          14,236              75
Income tax (provision) benefit                           (8,792)         (6,358)             19
                                                       --------        --------        --------

NET INCOME                                             $ 13,191        $  7,878        $     94
                                                       ========        ========        ========

EARNINGS PER SHARE - BASIC                             $    .98        $    .65        $    .01
                                                       ========        ========        ========
Weighted average shares - basic                          13,467          12,082          12,003
                                                       ========        ========        ========

EARNINGS PER SHARE - DILUTED                           $    .97        $    .65        $    .01
                                                       ========        ========        ========
Weighted average shares - diluted                        13,582          12,168          12,076
                                                       ========        ========        ========

The accompanying notes are an integral part of these consolidated statements.

                          CONSOLIDATED BALANCE SHEETS
               (Dollars in thousands, except per share amounts)

                                                                                   DECEMBER 31, 1997   MARCH 31, 1997
                                                                                   ------------------  ---------------
ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                                                              $  2,734         $  5,092
 Customer receivables, net of allowance of $2,900 and $2,733                              58,496           50,056
 Other receivables                                                                         9,085            3,969
 Prepaid insurance and licenses                                                            1,488            3,853
 Operating and installation supplies                                                       4,213            4,904
 Deferred income taxes                                                                     3,092            4,443
 Other current assets                                                                        508              719
                                                                                        --------         --------
   Total current assets                                                                   79,616           73,036
                                                                                        --------         --------
 PROPERTY AND EQUIPMENT, AT COST
 Land and buildings                                                                        6,845            2,717
 Revenue and service equipment                                                           151,081          112,076
 Furniture and equipment                                                                  13,062           11,265
 Leasehold improvements                                                                    9,411            7,619
                                                                                        --------         --------
                                                                                         180,399          133,677
 Less accumulated depreciation and amortization                                          (44,344)         (39,803)
                                                                                        --------         --------
 Net property and equipment                                                              136,055           93,874
                                                                                        --------         --------
 OTHER ASSETS
 Goodwill, net                                                                            12,593            7,700
 Other                                                                                     5,513            3,474
                                                                                        --------         --------
   Total other assets                                                                     18,106           11,174
                                                                                        --------         --------
   TOTAL ASSETS                                                                         $233,777         $178,084
                                                                                        ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
 Accounts payable                                                                       $  8,634         $  8,708
 Accrued wages and benefits                                                                4,325            5,086
 Claims and insurance accruals                                                             5,750            9,601
 Other accrued liabilities                                                                 5,200            2,804
 Current maturities of long-term debt                                                     10,894           13,008
                                                                                        --------         --------
   Total current liabilities                                                              34,803           39,207
                                                                                        --------         --------
 LONG-TERM DEBT, NET OF CURRENT MATURITIES                                                52,120           59,318
                                                                                        --------         --------
 DEFERRED INCOME TAXES                                                                    17,352           14,543
                                                                                        --------         --------
 OTHER LONG-TERM LIABILITIES                                                               1,009            1,854
                                                                                        --------         --------
 COMMITMENTS AND CONTINGENCIES (Notes 2, 6 and 8)
 STOCKHOLDERS' EQUITY
 Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued                -                -
 Common Stock Class A, $.01 par value, 30,000,000 shares authorized,
   11,979,584 and 9,046,044 shares issued and  outstanding at
   December 31, 1997 and March 31, 1997, respectively                                        120               90
 Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
   shares issued and outstanding at December 31, 1997 and March 31, 1997                      30               30
 Additional paid-in capital                                                               85,942           33,832
 Retained earnings                                                                        42,634           29,443
 Notes receivable from stockholders                                                         (233)            (233)
                                                                                        --------         --------
   Total stockholders' equity                                                            128,493           63,162
                                                                                        --------         --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $233,777         $178,084
                                                                                        ========         ========
The accompanying notes are an integral part of these consolidated balance sheets.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                      NINE MONTHS ENDED           YEAR ENDED
                                                                         DECEMBER 31               MARCH 31,
                                                                      ------------------   ------------------------
                                                                             1997            1997           1996
                                                                      ------------------   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 13,191        $  7,878        $     94
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Deferred income tax provision                                                4,160           3,103           2,737
 Depreciation and amortization                                               10,522          14,492          16,765
 Gain on sales of equipment                                                  (1,716)         (1,289)         (1,320)
 Equity in earnings of unconsolidated affiliate                                   -               -            (124)
 Changes in operating assets and liabilities, net of acquisitions:
   Receivables                                                               (5,590)         (7,309)         (9,674)
   Prepaid insurance and licenses                                             2,828             984            (497)
   Operating and installation supplies                                          729            (575)           (688)
   Other assets                                                              (1,138)         (1,141)           (559)
   Accounts payable and other accrued liabilities                            (4,867)         (7,722)          3,606
   Accrued wages and benefits                                                  (804)           (457)         (1,317)
   Other                                                                         22              18              16
                                                                           --------        --------        --------
      Net cash provided by operating activities                              17,337           7,982           9,039
                                                                           --------        --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for purchases of property and equipment                            (58,653)        (24,868)        (28,247)
Proceeds from sales of property and equipment                                16,359          24,618          17,383
Repayment of notes receivable from stockholders                                   -              94               -
Acquisition of business, net of cash acquired                                (4,990)         (3,048)         (6,227)
Acquisition of remaining 50% of unconsolidated affiliate,
 net of cash acquired                                                             -               -            (239)
                                                                           --------        --------        --------
      Net cash used in investing activities                                 (47,284)         (3,204)        (17,330)
                                                                           --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under lines of credit                              (3,000)          1,000          30,325
Payment of long-term debt                                                   (44,159)        (26,450)        (36,355)
Borrowings under long-term debt                                              22,819          21,300          11,468
Proceeds from exercise of stock options                                         213             128               -
Proceeds from issuance of common stock                                       51,716               -               -
Repurchase of restricted common stock                                             -             (42)            (42)
Increase in other liabilities                                                     -               -             906
                                                                           --------        --------        --------
      Net cash provided by (used in) financing activities                    27,589          (4,064)          6,302
                                                                           --------        --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (2,358)            714          (1,989)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                5,092           4,378           6,367
                                                                           --------        --------        --------
Cash and Cash Equivalents, end of period                                   $  2,734           5,092        $  4,378
                                                                           ========        ========        ========

SUPPLEMENTAL DISCLOSURE OF  CASH FLOW INFORMATION:
Cash paid during the period for interest                                   $  4,842           5,643        $  5,198
                                                                           ========        ========        ========
Cash paid (refunded) during the period for income taxes, net               $  2,100           2,766        $   (470)
                                                                           ========        ========        ========
SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH
 INVESTING AND FINANCING ACTIVITIES:
Issuance of long-term debt in connection  with
 purchase of business                                                      $      -        $    792        $      -
                                                                           ========        ========        ========

The accompanying notes are an integral part of these consolidated statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                                                NOTES
                                                                      ADDITIONAL              RECEIVABLE
                                                     COMMON STOCK       PAID-IN    RETAINED      FROM
                                                   CLASS A   CLASS B    CAPITAL    EARNINGS  STOCKHOLDERS     TOTAL
                                                   --------  -------  -----------  --------  -------------  ---------
BALANCE, MARCH 31, 1995                               $ 89       $30     $32,909    $21,471     $(417)      $ 54,082

Net income                                               -         -           -         94         -             94
Repurchase of 18,390 shares of restricted stock         (1)        -         (87)         -        45            (43)
Issuance of 1,744 shares of Class A Common
 Stock for non-employee director compensation            -         -          16          -         -             16
Issuance of 110,182 shares of Class A Common
 Stock for purchase of Hall Systems                      1         -         936          -         -            937
                                                      ----   -------     -------    -------     -----       --------
BALANCE, MARCH 31, 1996                                 89        30      33,774     21,565      (372)        55,086

Net income                                               -         -           -      7,878         -          7,878
Repurchase of 18,390 shares of restricted stock          -         -         (87)         -        45            (42)
Repayment of notes receivable from stockholders          -         -           -          -        94             94
Issuance of 2,542 shares of Class A Common
 Stock for non-employee director compensation            -         -          18          -         -             18
Proceeds from exercise of 27,008 stock options           1         -         127          -         -            128
                                                      ----   -------     -------   --------     -----       --------
BALANCE, MARCH 31, 1997                                 90        30      33,832     29,443      (233)        63,162

Net income                                               -         -           -     13,191         -         13,191
Issuance of 1,210 shares of Class A Common
 Stock for non-employee director compensation            -         -          22          -         -             22
Proceeds from exercise of 37,332 stock options           -         -         213          -         -            213
Issuance of 10,000 shares of Class A
 Common Stock to officer                                 1         -         188          -         -            189
Issuance of 2,885,000 shares of Class A
 Common Stock in secondary offering                     29         -      51,687          -         -         51,716
                                                      ----   -------     -------    -------     -----       --------
BALANCE, DECEMBER 31, 1997                            $120       $30     $85,942    $42,634     $(233)      $128,493
                                                      ====   =======     =======    =======     =====       ========

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


Effective December 31, 1997 the Company changed its fiscal year for financial reporting purposes from a March 31 year-end to a December 31 year-end. For purposes of these financial statements and notes to these financial statements, "1997 transition period" relates to the nine-month period ended December 31, 1997, while "fiscal 1997" and "fiscal 1996" refer to the fiscal years ended March 31, 1997 and March 31, 1996, respectively.

1. ORGANIZATION AND OPERATIONS

U. S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two subsidiaries. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the Continental United States, Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation and logistics services to the floorcovering industry.

2. ACQUISITIONS

Effective March 31, 1994, the Company acquired 50% of the outstanding stock of Hall Systems, Inc. ("Hall Systems") for $625 cash and a $625 note payable. Effective October 31, 1995, the Company acquired the remaining 50% of the outstanding stock of Hall Systems for $1,000 cash and 110,182 shares of the Company's Class A Common Stock in a transaction accounted for by the purchase method of accounting.

  Effective August 31, 1995, the Company acquired 100% of the outstanding stock of CSI/Reeves, Inc. ("CSI/Reeves") for cash of $6,240 in a transaction accounted for by the purchase method of accounting. Effective January 1, 1996, CSI/Reeves was merged into the Company's existing freight consolidator (Crown Transport Systems, Inc.) to form CSI/Crown, Inc.

  In June 1996, the Company acquired certain equipment and the right to fulfill a contract to provide expedited truckload services in the Western United States to a major air freight company from Michael Lima Transportation for $3,048 cash and a $792 note payable. In addition, $1,000 will be paid to the seller on January 1, 1999 if the Company is able to extend the contract. The pro forma effect of this transaction on prior period financial statements is immaterial.

  Effective April 1, 1997 the Company acquired certain assets from Rosedale Transport Inc. for $2,300 cash. The acquisition was accounted for as a purchase.

  Effective April 30, 1997, the Company acquired revenue equipment and other assets from JTI, Inc. ("JTI") for $2,690 cash and the assumption of $17,500 in debt, in a transaction accounted for by the purchase method of accounting. In addition to these amounts, the Company will pay the former owners of JTI 25% of the net income from the JTI division for each of the following 10 years. The acquired and leased assets include approximately 200 tractors and 400 trailers.

  The results of operations of Rosedale Transport and JTI are included in the accompanying consolidated financial statements from the dates of their respective acquisitions. On a pro forma (unaudited) basis, operating revenue for the Company would have been approximately $345,000 and $408,000 for the 1997 transition period and fiscal 1997 had the Rosedale and JTI acquisitions taken place at the beginning of the respective periods. The impact on net income and earnings per share is insignificant. This information is for comparative purposes only and does not purport to be indicative of the results of operations which would have occured had the transactions been completed at the beginning of the respective periods or indicative of the results which may occur in the future.

  Subsequent to December 31, 1997, the Company acquired Victory Express, Inc. for $51,000 in cash and the assumption of approximately $2,000 in debt. Victory's calendar 1997 revenues were approximately $65,000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECOGNITION OF REVENUE

For financial reporting purposes, the Company generally recognizes revenue and direct cost when shipments are completed.

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

          Buildings                             10-30 years
          -------------------------------------------------
          Revenue and service equipment           3-7 years
          -------------------------------------------------
          Furniture and equipment                 3-7 years
          -------------------------------------------------
          Leasehold improvements                  5-6 years
          -------------------------------------------------

  The Company recognized $9,895, $13,837 and $16,066 in depreciation expense in the 1997 transition period, fiscal 1997 and fiscal 1996, respectively. Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company's statement of operations with the exception of gains on trade-ins, which are included in the basis of the new asset. Gains on sales of equipment of $1,716, $1,289 and $1,320 for the 1997 transition period, fiscal 1997 and fiscal 1996, respectively, are included in depreciation expense.

  Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

GOODWILL

The excess of the consideration paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $323, $272 and $220 of goodwill amortization expense in the 1997 transition period, fiscal 1997 and fiscal 1996, respectively. Accumulated amortization was $1,351 at December 31, 1997 and $1,028 at March 31, 1997.

CLAIMS AND INSURANCE ACCRUALS

The primary claims in the Company's business are cargo loss and damage, physical damage and automobile liability. Prior to January 1, 1997, most of the Company's insurance provided for large self-insurance levels with excess coverage sufficient to protect the Company from catastrophic claims. Beginning January 1997, the Company began purchasing policies with low deductibles which essentially fully insure cargo and auto liability, while physical damage has an annual aggregate deductible. For claims with self-insurance levels, estimated costs are accrued based upon information provided by insurance adjustors for reported claims and adjusted for expected loss development factors and the estimated liability for claims incurred but not reported.

OTHER LONG-TERM LIABILITIES

Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At December 31, 1997 and March 31, 1997, other long-term liabilities include deferred rents of $1,009 and $1,295, respectively.

CONTRACT WAGES

Effective January 1, 1997, the Company entered into an agreement with a Professional Employer Organization (PE") in which the PEO is a co-employer with the Company for all of the Company's personnel. The PEO is responsible for processing and administration of the Company's payroll, including tax reporting, and provides group health benefits and worker's compensation coverage.

FUEL PURCHASE COMMITMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are periodically used to mitigate the effects of changes in the price of fuel. At December 31, 1997, the Company had commitments to purchase amounts ranging from 1,500,000 gallons in January 1998 to 500,000 gallons in December 1998. Management estimates that the aggregate commitment at December 31, 1997 will represent less than 15% of the total fuel to be purchased by the Company in 1998. The fair value of the fuel contracts is not significant.

EARNINGS PER SHARE

Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 OEarnings Per ShareO ("SFAS No. 128"), which changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. All prior EPS data have been restated. The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 115,000, 86,000 and 73,000 equivalent shares in the 1997 transition period, fiscal 1997 and fiscal 1996, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made in the fiscal 1997 and 1996 financial statements to conform with the 1997 transition period presentation.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, OAccounting for Stock Issued to Employees' ("APB No. 25"). Effective fiscal 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation."

4. INCOME TAXES

The income tax provision (benefit) for the 1997 transition period and fiscal 1997 and 1996 consisted of the following:

                  1997 TRANSITION
                      PERIOD       FISCAL 1997  FISCAL 1996
                  ---------------  -----------  ------------
CURRENT
       Federal         $3,854        $2,726       $(2,876)
       State              778           529           120
                       ------        ------       -------
                        4,632         3,255        (2,756)

DEFERRED               $4,160        $3,103       $ 2,737
                       ------        ------       -------
                       $8,792        $6,358       $   (19)
                       ======        ======       =======

  The income tax provision (benefit) as reported in the consolidated statements of operations differs from the amounts computed by applying federal statutory rates due to the following:

                                                         1997 TRANSITITION
                                                              PERIOD        FISCAL 1997  FISCAL 1996
                                                         -----------------  -----------  ------------
Federal income tax at statutory rate                           $7,694          $4,840        $  25
State income taxes, net of federal income tax benefit             513             349           73
Goodwill amortization                                              58              75           75
Nondeductible driver per diems                                    193             650            -
Other                                                             334             444         (192)
                                                               ------          ------        -----
  Income tax provision (benefit)                               $8,792          $6,358        $ (19)
                                                               ======          ======        =====

  The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1997 and March 31, 1997 consisted of the following:

                                                  DECEMBER 31, 1997  MARCH 31, 1997
                                                  -----------------  --------------
DEFERRED TAX ASSETS
 Allowance for doubtful accounts                        $ 1,067          $   952
 Insurance reserves                                       2,243            3,721
 Alternative minimum tax credit carryforwards               189            2,362
 Claims and other reserves                                  219              826
 Other                                                      130              284
                                                        -------          -------
   Total deferred tax assets                            $ 3,848          $ 8,145
                                                        =======          =======
DEFERRED TAX LIABILITIES
 Book over tax basis of property and equipment          $17,557          $16,880
 Prepaid license fees                                       509            1,279
 Other                                                       42               86
                                                        -------          -------
   Total deferred tax liabilities                       $18,108          $18,245
                                                        =======          =======

5. LONG-TERM DEBT

Long-term debt at December 31, 1997 and March 31, 1997 consisted of the following:

                                                                              DECEMBER 31, 1997   MARCH 31, 1997
                                                                              ------------------  ---------------
Obligation under line of credit with a group of banks, weighted average
 interest rate of 6.8% at December 31, 1997, maturing August 1999                   $ 29,500         $ 32,500

Installment notes with banks, weighted average interest rate of 6.97%
 at December 31, 1997, maturing at various dates ranging from
 January 1998 to December 2002                                                        28,384           14,673

Installment notes with finance companies, weighted average interest rate of 7.73% at December 31, 1997, maturing at various dates ranging
 from March 1998 to December 2000                                                      3,744           23,598

Note payable to former stockholder of National Freight Systems, interest
 payable at 7% at December 31, 1997, due in January 1998                                 200              200

Note payable to stockholder of Lima Transportation, Inc., interest payable
 at 9%, paid in 1997 transition period                                                     -              792

Other                                                                                  1,186              563
                                                                                    --------         --------
                                                                                    $ 63,014         $ 72,326
Less:  current maturities of long-term debt                                          (10,894)         (13,008)
                                                                                    --------         --------
                                                                                    $ 52,120         $ 59,318
                                                                                    ========         ========

  The installment notes with banks and finance companies are collateralized by certain property and equipment of the Company.

  In November 1995, the Company entered into an unsecured credit agreement (the OCredit Agreement") with a group of banks. The Credit Agreement operates as a revolving credit facility until August 1999, at which time it will convert to a three year installment loan, if not extended or renewed.

  Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable; or (b) $50,000. Borrowings under the Credit Agreement bear interest, at the option of the Company, equal to either: (i) the greater of the bank prime rate or the federal funds rate plus 1/2%, (ii) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined by several financial covenants, or (iii) the rate offered to the Company for a loan of a specific amount and maturity by any of the participating banks under a competitive bid process. At December 31, 1997, the margin applicable to the Eurodollar interest rate was equal to 1.25%.

  The Credit Agreement contains covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and the pledging of assets as security on other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of tangible net worth, a minimum fixed charge coverage and a maximum amount of leverage.

  In January 1998, the Company obtained a new line of credit through a syndicate of banks with aggregate capacity up to $200,000. The total capacity is further restricted by a borrowing base which restricted the aggregate limit to $112,000 at the time the facility was placed in service. The new facility has among its financial convenants, limitations on the amount of financial leverage, total debt and threshholds for the capital adequacy of the Company. A portion of the availability under this new line was immediately used to payoff certain existing long-term indebtedness bearing higher interest rates. This facility is scheduled to mature January 15, 2001 and contains provisions for two annual extensions.

  After giving effect to the refinancing of the line of credit in January 1998, the aggregate annual maturities of long-term debt for each of the next five years ending December 31 are:

                          1998           $10,894
                          ----------------------
                          1999             9,464
                          ----------------------
                          2000             3,274
                          ----------------------
                          2001            37,992
                          ----------------------
                          2002               958
                          ----------------------

6. LEASES

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2002. Rental expense under these agreements was approximately $21,912, $26,388, and $19,437 for the 1997 transition period, fiscal 1997 and fiscal 1996, respectively.

  Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are:

                          1998           $31,215
                          ----------------------
                          1999            26,884
                          ----------------------
                          2000            13,989
                          ----------------------
                          2001             5,068
                          ----------------------
                          2002             2,912
                          ----------------------

7. RELATED PARTY TRANSACTIONS

The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $1,145, $1,639, and $1,256 was recognized in connection with these leases during the 1997 transition period, fiscal 1997 and fiscal 1996, respectively.

  The two principal stockholders of the Company own 100% of the outstanding common stock of Paragon Leasing LLC ("Paragon"). Paragon leases certain revenue and service equipment to the Company on a temporary basis. Rent expense of approximately $1,276, $869 and $1,028 was recognized in connection with these leases during the 1997 transition period , fiscal 1997 and fiscal 1996, respectively.

  Prior to December 31, 1995, a principal stockholder of the Company directly controlled 50% of the outstanding stock of LTL Express Systems. During the year ended March 31, 1996, the Company recognized operating revenue from LTL Express Systems of approximately $427. The principal stockholder disposed of his interest in LTL Express Systems effective December 31, 1995.

  The two principal stockholders of the Company and certain partnerships controlled by their families own 43% of the outstanding common stock of
Transcommunications, Inc. ("Transcom").   Transcom makes a debit card system
available to the Company's drivers through which phone calls and Internet e-mail can be credited while the driver is on the road. Total payments by the Company to Transcom were approximately $112, $143 and $148 in the 1997 transition period, fiscal 1997 and fiscal 1996, respectively.

8. COMMITMENTS AND CONTINGENCIES

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

  Letters of credit of $3,055 were outstanding at December 31, 1997. The letters of credit are maintained primarily to support the Company's insurance program (see Note 3). Commitment fees of 1% on the outstanding portion of the letters of credit are paid by the Company.

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

  The Company recognized $1,152, $400 and $290 in expense under these employee benefit plans for the 1997 transition period, fiscal 1997 and fiscal 1996, respectively.

10. STOCKHOLDERS' EQUITY

PUBLIC OFFERING

In the 1997 transition period, the Company completed a secondary public offering through the issuance of 2,885,000 shares of Class A Common Stock. As a result of this offering, the Company received proceeds, net of underwriting discounts and commissions and issuance costs, of $51,716. The Company utilized the net proceeds to acquire certain equipment previously leased under operating leases and to reduce outstanding debt.

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

INCENTIVE STOCK PLAN

In November 1993, the Company adopted the U.S. Xpress Enterprises, Inc. Incentive Stock Plan (the "Plan"). The Plan provides for the issuance of shares of restricted common stock of the Company, as well as both incentive and nonstatutory stock options. There may be issued under the Plan (as restricted stock, in payment of performance grants, or pursuant to the exercise of stock options) an aggregate of not more than the greater of (a) 1,038,138 shares of Class A Common Stock, or (b) 8% of the total number of common shares of the Company outstanding at any given time. Participants of the Plan may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plan, the Company may issue restricted shares of common stock, grant options, or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability, or retirement of the employee.

  On November 30, 1993, 289,195 shares of restricted stock were sold to employees at $4.72 per share, which approximated the fair market value of the shares at the date of sale. Employees issued recourse notes payable to the Company in the aggregate amount of $1,365 as proceeds for the issuance of the restricted shares. The notes bear interest at 6% and are due in three equal annual installments beginning November 30, 1999. The restricted stock may not be sold, assigned, transferred, pledged or otherwise disposed of during the restriction period.

  In fiscal 1995, the board authorized, upon the completion of the initial public offering, the removal of the restrictions on 91,800 shares scheduled to expire on November 30, 1996. In exchange for the removal of restrictions on these shares, the affected employees repaid an aggregate of $838 of the related notes receivable. During each of fiscal 1997 and fiscal 1996, 18,390 shares of restricted stock were forfeited, and related notes receivable of $45 were canceled in each year. There were no forfeitures or note receivable cancellations for the 1997 transition period. The restrictions on the remaining initial shares issued on November 30, 1993 expire on November 30, 1998. On July 3, 1997,

10,000 restricted shares were issued. The restrictions on these 10,000 shares expire over a five-year period beginning July 3, 1998. At December 31, 1997, 101,750 shares of restricted stock were outstanding. Restrictions on all shares expire in the event of a change in control of the Company or upon the death, disability or retirement of the employee.

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

  The Directors Stock Plan provides for the grant of 1,200 options to purchase the Company's Class A Common Stock to each non-employee director upon the election of each such director to the Board. The exercise price of options issued under the plan is set at the fair market value of the Company's stock on the date granted. Options vest at the rate of 400 options on each of the first, second and third anniversaries of the date of grant. In August 1997, 1996 and 1995, 2,400 options were granted to non-employee directors with an exercise price of $18.00, $6.625 and $9.50, respectively.

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

  During the 1997 transition period and the years ended March 31, 1997 and 1996, 1,208, 2,542 and 1,744 shares, respectively, of the Company's Class A Common Stock were issued to non-employee directors in lieu of cash compensation of $22, $18 and $16, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In August 1997, the Company adopted an Employee Stock Purchase Plan (the "ESPP") through which employees meeting certain eligibility criteria may purchase shares of the Company's common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at a 15% discount. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25,000 per calendar year. Common stock is purchased by employees in January and July of each year. No stock purchases were made in the 1997 transition period. The Company has reserved 300,000 shares for issuance under the ESPP. In January 1998, 156 employees purchased a total of 17,001 shares of the Company's Class A Common Stock at a price of $16.15 per share.

STOCK OPTIONS

Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant.

A summary of the Company's stock option activity for the 1997 transition period, fiscal 1997 and fiscal 1996 follows:

                                                                  WEIGHTED-AVERAGE
                                      SHARES        OPTION PRICE   EXERCISE PRICE
                                 -----------------  -------------  --------------
Outstanding at March 31, 1995          165,064      $        4.72      $ 4.72
Granted at market price                  2,400      $        9.50      $ 9.50
                                       -------
Outstanding at March 31, 1996          167,464      $ 4.72-$ 9.50      $ 4.79
Granted at market price                 99,400      $ 6.63-$ 6.88      $ 6.87
Exercised                              (27,008)            $ 4.72      $ 4.72
Canceled or expired                    (40,514)     $ 4.72-$ 9.50      $ 5.12
                                       -------
Outstanding at March 31, 1997          199,342      $ 4.72-$ 9.50      $ 5.77
Granted at market price                109,900      $18.00-$19.13      $18.93
Exercised                              (37,332)     $ 4.72-$ 6.88      $ 5.72
Canceled or expired                       (667)     $      $ 6.88      $ 6.88
                                       -------
Outstanding at December 31, 1997       271,243      $ 4.72-$ 9.13      $11.10
                                       =======

ACCOUNTING FOR STOCK-BASED COMPENSATION

For SFAS No. 123 purposes, the fair value of each option grant and each stock purchase right under the ESPP has been estimated as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the 1997 transition period, fiscal 1997 and fiscal 1996, respectively: risk-free interest rate of 6.06%, 6.56% and 6.24%, expected life of five years, expected dividend yield of 0% and expected volatility of 51%, 58% and 58%.
Using these assumptions, the fair value of the awards granted in the 1997 transition period, fiscal 1997 and fiscal 1996 is $737, $294, and $9, respectively, which would be amortized as compensation expense over the vesting period. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income would have been $13,054, $7,816 and $93 for the 1997 transition period, fiscal 1997 and fiscal 1996, respectively. Pro forma basic earnings per share would have been $.97, $.65 and $.01 for the 1997 transition period, fiscal 1997 and fiscal 1996, respectively. Pro forma diluted earnings per share would have been $.96,$.64 and $.01 for the same periods.

  The pro forma effect on net income in this pro forma disclosure may not be representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

  The weighted-average fair value of options granted during the 1997 transition period, fiscal 1997 and fiscal 1996 was $9.00, $3.89 and $5.35, respectively. Of the options outstanding at December 31, 1997, 161,343 have exercise prices between $4.72 and $9.50, with a weighted average exercise price of $5.77 and a weighted average contractual life of 7.2 years. Of these options, 77,259 are exercisable at a weighted average exercise price of $5.50. Options to exercise the remaining 109,900 shares have exercise prices between $18.00 and $19.13, with a weighted average exercise price of $18.93 and a weighted average remaining contractual life of 9.6 years. None of these options are exercisable as of December 31, 1997. As of March 31, 1997, 73,050 of the options outstanding were exercisable with a weighted average exercise price of $5.66 per share. As of March 31, 1996, 33,412 of the options outstanding were exercisable with a weighted average exercise price of $4.78 per share.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.  CHANGE IN FISCAL YEAR

Effective December 31, 1997, the Company changed its fiscal year end from March 31 to December 31. As a result, the December 31, 1997 results of operations are for a nine-month period. Following are selected financial data for the nine-month periods ended December 31, 1997 and 1996.

                                        1997    1996(UNAUDITED)
                                      --------  ---------------
Operating Revenue                     $342,272        $271,256
Income from operations                  26,126          14,736
Income before income tax provision      21,983          10,627
Net income                              13,191           5,708
Earnings per share - basic                0.98            0.47
Earnings per share - diluted              0.97            0.47

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                              FIRST     SECOND    THIRD      FOURTH
                                             QUARTER   QUARTER   QUARTER   QUARTER/(2)/   TOTAL
                                             --------  --------  --------  ------------  --------
NINE MONTHS ENDED DECEMBER 31, 1997
Operating revenue                            $107,933  $115,378  $118,961          -     $342,272
Income from operations                          8,034     8,838     9,254          -       26,126
Income before income tax provision              6,463     7,300     8,220          -       21,983
Net income                                      3,879     4,378     4,934          -       13,191
Earnings Per Share - basic                       0.32      0.33      0.33          -         0.98
Earnings Per Share - diluted/(1)/                0.32      0.33      0.33                    0.97

FISCAL YEAR ENDED MARCH 31,1997
Operating revenue                            $ 87,817  $ 92,259  $ 91,179    $91,564     $362,819
Income from operations                          2,241     6,026     6,473      4,976       19,716
Income before income tax provision                896     4,611     5,120      3,609       14,236
Net income                                        552     2,745     2,411      2,170        7,878
Earnings per share - basic/(1)/                  0.05      0.23      0.20       0.18         0.65
Earnings per share - diluted/(1)/                0.05      0.23      0.20       0.18         0.65

----------
/(1)/ The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.
/(2)/ Due to the change in year end to December 31, 1997, there were only three quarters for the 1997 transition period.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items have occurred within the 24 months prior to December 31, 1997 involving a change of accountants or disagreements on accounting and financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                       AGE                                      POSITION
----------------------------------------------------------------------------------------------------------------
James B. Baker              52  Director
Steven J. Cleary            40  President, CSI/Crown, Inc.
William K. Farris           45  Director, Executive Vice President - Operations and President, U.S. Xpress, Inc.
Max L. Fuller               45  Co-Chairman of the Board of Directors, Vice President and Secretary
Ray M. Harlin               48  Director, Executive Vice President - Finance and Chief Financial Officer
Alan J. Hingst              51  President, JTI Division of U.S. Xpress, Inc.
E. William Lusk, Jr.        42  Director and Executive Vice President - Marketing
David R. Parker             58  Chairman, JTI Division of U.S. Xpress, Inc.
Ronald E. Pate              55  President, U.S. Xpress Leasing, Inc.
Patrick E. Quinn            51  Co-Chairman of the Board of Directors, President and Treasurer
A. Alexander Taylor, II     44  Director

JAMES B. BAKER has served as a director of the Company since 1994. Mr. Baker has been a partner in River Associates, LLC since 1993. Mr. Baker is also a director of Wellman, Inc. (chemical company).

STEVEN J. CLEARY joined the Company in 1991 as Director of Human Resources and was named Vice President of Human Resources and Safety in 1994 and Executive Vice President of Human Resources in 1996. He was named Chief Executive Officer and General Manager of CSI/Crown in 1997 and President of CSI/Crown later in
1997.   Prior to joining the Company, he served in operations and human resources management positions for Ryder Distribution Services and Rollins Transportation Services.

WILLIAM K. FARRIS was named Executive Vice President - Operations of the Company and President of U.S. Xpress in 1996. He previously had served as Vice President of Operations of the Company since 1993. Prior to that, Mr. Farris was Vice President of Operations of Southwest Motor Freight, a former operating subsidiary of the Company, from 1991 to 1993. Mr. Farris was first elected a director of the Company in 1994.

MAX L. FULLER has served as Co-Chairman of the Board of the Company since March 1994 and Vice President and Secretary of the Company since 1985. Mr. Fuller was first elected a director of the Company in 1985.

RAY M. HARLIN joined the Company in 1997 as Executive Vice President - Finance and Chief Financial Officer. He was elected a Director in August 1997. Mr. Harlin was employed for 25 years with the public accounting firm of Arthur Andersen LLP. He was a partner with that firm for the last 14 years.

ALAN J. HINGST co-founded JTI, Inc. in 1985 with David R. Parker and has served as its President since 1986. He has been employed in the transportation industry for 33 years.

E. WILLIAM LUSK, JR. has served as Vice President - Marketing of the Company since 1991 and was named an Executive Vice President of the Company in 1996. Mr. Lusk previously served as Executive Vice President of U.S. Xpress from 1987 to 1990. Mr. Lusk was first elected a director of the Company in 1994.

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

A. ALEXANDER TAYLOR, II has served as a director of the Company since 1994. Mr. Taylor was named President and Chief Operating Officer of Chattem, Inc., a consumer products company, in January 1998. Prior to that, Mr. Taylor had served as a partner with the law firm of Miller & Martin LLP since 1983. Mr. Taylor is also a director of Chattem, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation and Other Information" on pages 7 through 9 of the Proxy Statement is incorporated herein by reference.

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
               The financial statements are set forth in Part II, Item 8.

          2.   FINANCIAL STATEMENT SCHEDULES:
               Report of Independent Public Accountants
               Schedule II - - Valuation and Qualifying Accounts

          3.   EXHIBITS:
               See the Exhibit Index on page 40 of this Form 10-K.

     (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF U.S. XPRESS ENTERPRISES, INC.:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of U.S. XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES in this Form 10-K and have issued our report thereon dated February 5, 1998. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              /S/ ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
February 5, 1998

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED MARCH 31, 1996 AND 1997
                  AND  THE NINE MONTHS ENDED DECEMBER 31, 1997
                                 (In Thousands)

                                         BALANCE AT
                                         BEGINNING            CHARGED TO    CHARGED TO                  BALANCE AT END
          DESCRIPTION                    OF PERIOD           COST/EXPENSES   OTHER (1)   DEDUCTIONS(2)    OF  PERIOD
-------------------------------  --------------------------  -------------  -----------  -------------  --------------
FOR THE YEAR ENDED 3/31/96
Reserve for doubtful accounts              $1,630               $  784        $1,036         $  417           $3,033

FOR THE YEAR ENDED 3/31/97
Reserve for doubtful accounts              $3,033               $1,259        $  113         $1,672           $2,733

FOR THE NINE MONTHS
 ENDED 12/31/97
Reserve for doubtful accounts              $2,733               $  774        $  490         $1,097           $2,900
----------
(1)                      For the year ended 3/31/96
                 Recoveries on accounts written off             $   25
    Balance acquired through purchase of CSI/Reeves                886
  Balance acquired through purchase of Hall Systems                125
                                                                ------
                                                                $1,036
                                                                ======
                         For the year ended 3/31/97
                 Recoveries on accounts written off             $  113
                                                                ======

                 For the nine months ended 12/31/97
                 Recoveries on accounts written off             $  268
           Balance acquired through purchase of JTI                222
                                                                ------
                                                                $  490
                                                                ======

(2)            Accounts written off


(c)             EXHIBITS

EXHIBIT NO.    DESCRIPTION
-----------    -----------
*              3.1   Restated Articles of Incorporation of the Company.

*              3.2   By-Laws of the Company.

*              4.1   Restated Articles of Incorporation of the Company filed as
                     Exhibit 3.1 and incorporated herein by reference.

*              4.2   By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

*              4.3   Stock Purchase Agreement dated June 10, 1993 by and among
                     Max L. Fuller, Patrick E. Quinn and the Company.

*              4.4   Agreement of Right of First Refusal with regard to Class B
                     Shares of the Company dated May 11, 1994 by and between Max L.
                     Fuller and Patrick E. Quinn.

*              10.1  Accounts Financing Agreement (Security Agreement) dated
                     February 2, 1988, as amended, between Congress Financial Corp.
                     (Southern) and Southwest Motor Freight, Inc.

*              10.2  Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress,
                     Inc.

*              10.3  Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown Transport
                     Systems, Inc.

*              10.4  1993 Incentive Stock Plan of the Company.

*              10.5  Stock Option Agreement Under 1993 Incentive Stock Plan.

*              10.6  Stock Rights and Restrictions Agreement for Restricted
                     Stock Award Under 1993 Incentive Stock Plan.

*              10.7  Self-Funded Employee Benefits Plan Document of the Company.

*              10.8  Service Agreement dated May 2, 1994 by and between TTC,
                     Illinois, Inc. and the Company for the provision of leased personnel to the Company.

*              10.9  Salary Continuation Agreement dated June 10, 1993 by and
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

EXHIBIT NO.    DESCRIPTION
-----------    -----------
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

*****          10.21 Asset Purchase Agreement with respect to acquisition of CSI/Reeves, Inc.

******         10.22 Stock Purchase Agreement with respect to Hall Systems, Inc.

******         10.23 Credit Agreement with NationsBank.

EXHIBIT NO.    DESCRIPTION
-----------    -----------
*******        10.24 Amendment No. 1 to Credit Agreement with NationsBank.

********       10.25 Asset Purchase Agreement dated June 18, 1996 with respect to acquisition of Michael Lima
                     Transportation, Inc.

********       10.26 Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from
                     Rosedale Transport, Inc. and Rosedale Transport, Ltd.

********       10.27 Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

*********      10.28 Loan and Security Agreement dated June 24, 1997 by and between Wachovia Bank, N.A. and
                     U.S. Xpress Leasing.

**********     10.29 Stock Purchase Agreement dated as of December 24, 1997 by and between U.S. Xpress Enterprises, Inc. and Richard H. Schaffer,
                     Richard H. Schaffer Irrevocable Trust dated December 24, 1991 and
                     Richard H. Schaffer Irrevocable Non-Withdrawal  Trust dated
                     December 24, 1991.

**********     10.30 Credit Agreement dated as of January 15, 1998 among U.S.
                     Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A.,
                     BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

               22    List of the current subsidiaries of the Company.

               23    Consent of Arthur Andersen LLP, Independent Public Accountants.

               27    Financial Data Schedule
---------------------------------------
*              Filed in Registration Statement on Form S-1 dated May 20, 1994.
               (SEC File No. 33-79208)
***            Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4, 1994.
               (SEC File No. 33-79208)
****           Filed in Form 10-Q dated November 17, 1994
*****          Filed in Form 10-Q dated November 10, 1995
******         Filed in Form 10-Q dated February 13, 1996
*******        Filed in Form 10-Q dated November 14, 1996
********       Filed in Form 10-K dated March 31, 1997
*********      Filed in  Registration Statement Form S-1 dated August 19, 1997.
**********     Filed in Form 8-K dated January 29, 1998

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the thirtieth day of March, 1998.

                                       U.S. XPRESS ENTERPRISES, INC.


       Date:     March 30, 1998        By:        /s/ Ray M. Harlin
            --------------------           ------------------------------------
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

          SIGNATURE                              TITLE                         DATE
          ---------                              -----                         ----

/s/  Patrick E. Quinn
-----------------------------     Co-Chairman of the Board of Directors,    March 30, 1998
Patrick E. Quinn                  President and Treasurer

/s/  Max L. Fuller
-----------------------------     Co-Chairman of the Board of Directors,    March 30, 1998
Max L. Fuller                     Vice President and Secretary

/s/  Ray M. Harlin
-----------------------------     Executive Vice President of Finance and   March 30, 1998
Ray M. Harlin                     Chief Financial Officer (principal
                                  financial and accounting officer)

/s/  E. William Lusk, Jr.
-----------------------------     Director and Executive Vice President of  March 30, 1998
E. William Lusk, Jr.              Marketing

/s/  William K. Farris
-----------------------------     Director and Executive Vice President     March 30, 1998
William K. Farris                 of Operations

/s/  A. Alexander Taylor, II
-----------------------------     Director                                  March 30, 1998
A. Alexander Taylor, II

/s/  James B. Baker
-----------------------------     Director                                  March 30, 1998
James B. Baker