Form 10-Q
period 1998-03-31
US XPRESS ENTERPRISES INC
filed 1998-05-15
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission file number
MARCH 31, 1998                                                   0-24806


                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

NEVADA                                                                62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)

2931 SOUTH MARKET STREET
CHATTANOOGA, TENNESSEE
(Address of principal               37410                   (423) 697-7377
  executive offices)             (Zip Code)         (Registrant's telephone no.)

                             _____________________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No___
                                    ---

     As of March 31, 1998, 12,006,440 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                             PAGE NO.
                                                                             --------
PART I.        FINANCIAL INFORMATION

               Item 1.  Consolidated Financial Statements...................     3
               ------

               Consolidated Statements of Operations
                    for the Three Months Ended
                    March 31, 1998 and 1997.................................     4

               Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997.........................     5

               Consolidated Statements of Cash Flows for the
                    Three Months Ended March 31, 1998 and 1997..............     7

               Notes to Consolidated Financial Statements...................     8

               Item 2.  Management's Discussion and Analysis
               ------
                        of Financial Condition and Results
                        of Operations.......................................    12

PART II.       OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K....................    16
               ------

SIGNATURES..................................................................    17

EXHIBIT 10.31  Investment and Participation Agreement

EXHIBIT 10.32  Acquisition, Agency, Indemnity and Support Agreement

EXHIBIT 10.33  Lease Agreement between Wachovia Capital Markets, Inc.
               and U.S. Xpress Enterprises, Inc.

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

     Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

     These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 1997 Annual Report to Stockholders in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998).

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                            1998          1997
                                         ------------------------
OPERATING REVENUE                        $  123,909    $   91,563
                                         ----------    ----------

OPERATING EXPENSES:
  SALARIES, WAGES AND BENEFITS               51,725        38,473
  FUEL AND FUEL TAXES                        18,463        16,302
  VEHICLE RENTS                               7,886         6,119
  DEPRECIATION & AMORTIZATION                 5,466         2,781
  PURCHASED TRANSPORTATION                   10,629         5,146
  OPERATING EXPENSE & SUPPLIES                7,621         5,413
  INSURANCE PREMIUMS & CLAIMS                 4,219         2,970
  OPERATING TAXES & LICENSES                  2,155         1,506
  COMMUNICATIONS & UTILITIES                  2,014         1,509
  GENERAL & OTHER OPERATING                   6,502         6,364
                                         ----------    ----------
   TOTAL OPERATING EXPENSES                 116,680        86,583
                                         ----------    ----------

INCOME FROM OPERATIONS                        7,229         4,980
                                         ----------    ----------
OTHER INCOME AND (EXPENSE):
  INTEREST EXPENSE                           (1,771)       (1,438)
  OTHER INCOME                                   17            64
                                         ----------    ----------
                                             (1,754)       (1,374)
                                         ----------    ----------

INCOME BEFORE INCOME TAX PROVISION            5,475         3,606
INCOME TAX PROVISION                          2,193         1,439
                                         ----------    ----------
NET INCOME                               $    3,282    $    2,167
                                         ==========    ==========

EARNINGS PER SHARE-BASIC                 $     0.22    $     0.18
                                         ==========    ==========
WEIGHTED AVERAGE SHARES - BASIC              15,037        12,085
                                         ==========    ==========
EARNINGS PER SHARE - DILUTED             $     0.22    $     0.18
                                         ==========    ==========
WEIGHTED AVERAGE SHARES - DILUTED            15,159        12,204
                                         ==========    ==========

4        (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                             MARCH 31, 1998      DECEMBER 31, 1997
                                                            ----------------    -------------------
                                                               (UNAUDITED)
                    ASSETS
--------------------------------------------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                 $          6,032    $             2,734
  CUSTOMER RECEIVABLES, NET OF ALLOWANCE                              65,982                 58,496
  OTHER RECEIVABLES                                                   11,688                  9,085
  PREPAID INSURANCE AND LICENSES                                       6,216                  1,488
  OPERATING AND INSTALLATION SUPPLIES                                  4,903                  4,213
  DEFERRED INCOME TAXES                                                3,092                  3,092
  OTHER CURRENT ASSETS                                                 1,175                    508
                                                            ----------------    -------------------
      TOTAL CURRENT ASSETS                                            99,088                 79,616
                                                            ----------------    -------------------

PROPERTY AND EQUIPMENT, AT COST:
  LAND AND BUILDINGS                                                   8,966                  6,845
  REVENUE AND SERVICE EQUIPMENT                                      179,456                151,081
  FURNITURE AND EQUIPMENT                                             13,862                 13,062
  LEASEHOLD IMPROVEMENTS                                              11,806                  9,411
                                                            ----------------    -------------------
                                                                     214,090                180,399
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                     (42,047)               (44,344)
                                                            ----------------    -------------------
      NET PROPERTY AND EQUIPMENT                                     172,043                136,055
                                                            ----------------    -------------------

OTHER ASSETS:
  GOODWILL, NET                                                       38,584                 12,593
  OTHER                                                                5,965                  5,513
                                                            ----------------    -------------------
      TOTAL OTHER ASSETS                                              44,549                 18,106
                                                            ----------------    -------------------

TOTAL ASSETS                                                $        315,680    $           233,777
                                                            ================    ===================

         (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)         5

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  MARCH 31, 1998      DECEMBER 31, 1997
                                                                 ----------------    -------------------
                                                                   (UNAUDITED)
           LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------
CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                               $         10,085    $             8,634
  ACCRUED WAGES AND BENEFITS                                                7,708                  4,325
  CLAIMS AND INSURANCE ACCRUALS                                             6,549                  5,750
  OTHER ACCRUED LIABILITIES                                                 4,371                  5,200
  CURRENT MATURITIES OF LONG-TERM DEBT                                      4,340                 10,894
                                                                 ----------------    -------------------
      TOTAL CURRENT LIABILITIES                                            33053                 34,803
                                                                 ----------------    -------------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                 125,079                 52,120
                                                                 ----------------    -------------------

DEFERRED INCOME TAXES                                                      23,559                 17,352
                                                                 ----------------    -------------------

OTHER LONG-TERM LIABILITIES                                                 1,875                  1,009
                                                                 ----------------    -------------------

STOCKHOLDERS' EQUITY:
  PREFERRED STOCK, $.01 PAR VALUE, 2,000,000
    SHARES AUTHORIZED, NO SHARES ISSUED                                         -                      -
  COMMON STOCK CLASS A, $.01 PAR VALUE,
    30,000,000 SHARES AUTHORIZED, 12,006,440 AND 11,979,584
    SHARES ISSUED AND OUTSTANDING AT MARCH 31,
    1998 AND DECEMBER 31, 1997, RESPECTIVELY                                  120                    120
  COMMON STOCK CLASS B, $.01 PAR VALUE, 7,500,000
    SHARES AUTHORIZED, 3,040,262 SHARES ISSUED AND
    OUTSTANDING AT MARCH 31, 1998 AND DECEMBER 31, 1997                        30                     30
  ADDITIONAL PAID-IN CAPITAL                                               86,281                 85,942
  RETAINED EARNINGS                                                        45,916                 42,634
  NOTES RECEIVABLE FROM STOCKHOLDERS                                         (233)                  (233)
                                                                 ----------------    -------------------
      TOTAL STOCKHOLDERS' EQUITY                                          132,114                128,493
                                                                 ----------------    -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $        315,680    $           233,777
                                                                 ================    ===================

6        (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                         U.S. XPRESS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                   1998        1997
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                     $  3,282    $  2,167
  ADJUSTMENTS TO RECONCILE NET INCOME TO
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
    DEFERRED INCOME TAX PROVISION                                   1,100       3,103
    DEPRECIATION & AMORTIZATION                                     5,220       3,152
    GAIN ON SALE OF EQUIPMENT                                         246        (371)
    CHANGE IN RECEIVABLES                                           4,668      (2,406)
    CHANGE IN PREPAID INSURANCE                                    (4,595)     (3,103)
    CHANGE IN OPERATING SUPPLIES                                     (182)       (414)
    CHANGE IN OTHER ASSETS                                         (1,350)        659
    CHANGE IN ACCOUNTS PAYABLE AND
        OTHER ACCRUED LIABILITIES                                  (5,926)     (7,027)
    CHANGE IN ACCRUED WAGES
      AND BENEFITS                                                  2,453       2,115
    OTHER                                                               4           0
                                                                 --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 4,920      (2,125)
                                                                 --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    PAYMENTS FOR PURCHASE OF PROPERTY AND EQUIPMENT               (26,102)      6,180
    PROCEEDS FROM SALES OF PROPERTY AND EQUIPMENT                  11,526       6,607
    REPAYMENT OF NOTES RECEIVABLE FROM STOCKHOLDERS                                 0
    ACQUISITION OF BUSINESSES, NET OF CASH ACQUIRED               (50,785)     (3,048)
                                                                 --------    --------
NET CASH USED IN INVESTING ACTIVITIES                             (65,361)      9,739
                                                                 --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    NET BORROWING (PMTS) UNDER LINES OF CREDIT                     87,500        (500)
    PAYMENT OF LONG-TERM DEBT                                     (24,096)    (11,423)
    BORROWINGS UNDER LONG-TERM DEBT                                     -       6,401
    PROCEEDS FROM EXERCISE OF STOCK OPTIONS                            60          24
    PROCEED FROM ISSUANCE OF COMMON STOCK, NET                        275           -
    FORFEITURE OF 9,195 SHARES RESTRICTED STOCK                         -         (21)
                                                                 --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                63,739      (5,519)
                                                                 --------    --------
NET INCREASE IN CASH                                                3,298       2,095
CASH, BEGINNING OF PERIOD                                           2,734       2,997
                                                                 --------    --------
CASH, END OF PERIOD                                              $  6,032    $  5,092
                                                                 ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR INTEREST                         $  1,749    $  1,096
CASH PAID DURING THE PERIOD FOR INCOME TAXES                     $  1,474    $  1,427

         (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)         7

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

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

CONTRACT WAGES

     Effective January 1, 1997, the Company entered into an agreement with a Professional Employer Organization (PEO) in which the PEO is a co-employer with the Company for substantially all of the Company's personnel. The PEO is responsible for processing and administration of the Company's payroll, including tax reporting, and provides group health benefits and worker's compensation coverage.

FUEL PURCHASE COMMITMENTS

     The Company uses both derivative financial instruments and forward purchase commitments to mitigate the effects of fluctuations in the price of fuel. During the quarter ended March 31, 1998, the Company did not have in place any derivative financial instruments for fuel price protection. The Company did utilize fuel purchase commitments ranging from 1,500,000 gallons in January to 1,000,000 gallons in March 1998. The Company has additional commitments ranging from 1,000,000 gallons per month in April 1998 to 750,000 gallons per month in December of 1999 at varying price levels. Management estimates that the aggregate commitment at March 31, 1998 will represent approximately 15% of its fuel requirements in 1998 and 1999. The fair value of the contracts is not significant.

EARNINGS PER SHARE

     Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. All prior EPS data have been restated. The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 122,000 and 119,000 equivalent shares in the three month period ended March 31, 1998 and 1997, respectively.

RECLASSIFICATIONS

     Certain reclassifications have been made in the fiscal 1997 financial statements to conform with the 1998 presentation.

3.   COMMITMENTS AND CONTINGENCIES

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $4,315,000 outstanding at March 31, 1998. The letters of credit are maintained primarily to support the Company's insurance program.

4.   DEBT

     In January, 1998, the Company obtained a new revolving credit facility providing capacity of up to $200,000,000. A portion of the availability under this new line was immediately used to retire the existing line of credit and pay off other long term indebtedness bearing higher interest rates. The credit facility operates as a revolving credit facility until its maturity in January, 2001. Interest on outstanding borrowings is based on the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The facility has optional one year extensions, with the agreement of all parties.

     In February, 1998, the Company entered into Interest Rate Swap agreements providing for the Company to pay a fixed interest rate on $35,000,000 of its borrowings under the Line of Credit. The agreements provide for the Company to pay interest at a rate of approximately 5.72%, plus the applicable credit margin, for five years.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of (a) 90% of the book value of eligible revenue equipment plus 85% of eligible receivables; or (b) $200,000,000. At March 31, 1998, $54.3 million of available borrowings were unused under the facility.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and liens on assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of net worth, a minimum amount of fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants at March 31, 1998.

LEASE ON HEADQUARTERS

     In March, 1998, the Company entered into an Agreement with a financial institution to provide funding for the construction of a new headquarters facility. When completed, the building will contain approximately 100,000 square feet of space for administrative and operating functions of the Company. It will be located in a commercial park in Chattanooga, Tennessee. The new building will be leased under an operating lease from the financial institution with an initial term of five years and providing for mutually agreeable extension terms of up to three years each.

     Upon completion of this facility, the Company will consolidate its administrative and operating functions and terminate its leases at its Market Street and Shallowford Road facilities also in Chattanooga. The expected completion date is December, 1998.

5.   ACQUISITION OF VICTORY EXPRESS, INC.

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

6.   PRO FORMA FINANCIAL INFORMATION

     The following Pro Forma Financial Information is based on the historical financial statements of U.S. Xpress and adjusted to give effect to the acquisition of Victory Express. The Pro Forma Consolidated Statement of Operations for the three months ended March 31, 1997 and 1998, give effect to the acquisition as if it had occurred on January 1, 1997. In opinion of management, the historical consolidated financial statements of U.S. Xpress and Victory Express reflect all adjustments, which are of a normal recurring nature, to present fairly U.S. Xpress and Victory Express' results of operations for the three months ended March 31, 1997 and 1998. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

PRO FORMA INFORMATION
                                                        1998            1997
                                                        ----            ----

Operating Revenue                                    128,972         106,549
Income from operations                                 7,705           5,867
Income before income tax provision                     5,606           3,445
Net income                                             3,361           2,071
Earnings per share - basic                              0.22            0.17
Earnings per share - diluted                            0.22            0.17

7.   YEAR 2000 COMPLIANCE

     Some computer systems that use two digits to indicate a year will not be able to process data properly for the year 2000. The Company has assessed the ability of its software and operating systems to function in the year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are year 2000 compliant. Testing of U.S. Xpess systems for year 2000 compliance is scheduled for July 1998. Systems in use at CSI/Crown are presently 50% compliant with year 2000 requirements. Programming to make CSI/Crown systems compliant is expected to be completed by December 1998. Testing of CSI/Crown systems is scheduled for March 1999.

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

     CSI/Crown consolidates floorcovering products into truckload quantities and arranges truckload transportation to company-owned distribution centers and third-party agent facilities throughout the United States and Canada for local delivery to floorcovering distributors, retailers and contractors.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:

                                          THREE MONTHS ENDED
                                                MARCH 31,
                                          1998           1997
                                        --------       --------
OPERATING REVENUE                          100.0 %        100.0 %
                                        --------       --------
OPERATING EXPENSES:
  SALARIES, WAGES AND BENEFITS              41.7           42.0
  FUEL AND FUEL TAXES                       14.9           17.8
  VEHICLE RENTS                              6.4            6.7
  DEPRECIATION & AMORTIZATION                4.4            3.0
  PURCHASED TRANSPORTATION                   8.6            5.6
  OPERATING EXPENSE & SUPPLIES               6.2            5.9
  INSURANCE PREMIUMS & CLAIMS                3.4            3.2
  OPERATING TAXES & LICENSES                 1.7            1.6
  COMMUNICATIONS & UTILITIES                 1.6            1.6
  GENERAL & OTHER OPERATING                  5.3            7.2
                                        --------       --------
   TOTAL OPERATING EXPENSES                 94.2           94.6
                                        --------       --------
INCOME FROM OPERATIONS                       5.8            5.4
                                        --------       --------
OTHER INCOME AND (EXPENSE):
  INTEREST EXPENSE                          (1.4)          (1.6)
  OTHER INCOME (EXPENSE)                     0.0            0.2
                                        --------       --------
                                            (1.4)          (1.4)
                                        --------       --------
INCOME BEFORE INCOME TAX PROVISION           4.4            4.0
INCOME TAX PROVISION                        (1.8)          (1.6)
                                        --------       --------
NET INCOME                                   2.6 %          2.4 %
                                        ========       ========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 TO THE
THREE MONTHS ENDED MARCH 31, 1997

     Operating revenue during the three month period ended March 31, 1998 increased $31.9 million, or 35.3%, to $123.9 million, compared to $91.6 million during the same period in 1997. This increase resulted partially from the acquisitions of JTI in April 1997 and Victory Express in January 1998, which together contributed $18.9 million of the $31.9 million increase. U.S. Xpress linehaul operations contributed $13.0 million to the increase due to increased revenue miles and $2.8 million increase in logistics revenue.

     Operating expenses represented 94.2% of operating revenue for the three months ended March 31, 1998, compared to 94.6% during the same period in 1997.

     Salaries, wages and employee benefits as a percentage of revenue were 41.7% during the three months ended March 31, 1998, compared to 42.0% during the same period in 1997. The decrease was due in part to a 2.3% increase in the average revenue per mile and an increase in the Company's owner operator fleet (see purchased transportation below), which was offset by an increase in driver pay of approximately 2 cents per mile.

     Fuel and fuel taxes as a percentage of operating revenue was 14.9% during the three months ended March 31, 1998, compared to 17.8% during the same period in 1997. This decrease was attributable to a 16.5% decrease in average price per gallon. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 6.4% during the three months ended March 31, 1998, compared to 6.7% during the same period in 1997. Depreciation and amortization as a percentage of operating revenue was 4.4% for the three months ended March 31, 1998, compared to 3.0% during the same period in 1997. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the three months ended March 31 1998 were $0.2 million compared to gains of $0.4 million during the same period in 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation net of gains and loss on sale of equipment was 10.6% during the three months ended March 31, 1998, compared to 10.1% during the same period in 1997. This increase was due in part to an increased use of temporary trailer rentals in the first quarter of 1998.

     Purchased transportation as a percentage of operating revenue was 8.6% during the three months ended March 31, 1998, compared to 5.6% during the same period in 1997. This increase is partially due to an increase of the Company's owner-operator fleet to 131 as of March 31, 1998 from 49 as of March 31, 1997. This increase was also due to a $2.8 million increase in logistics revenue, which is serviced by outside agents.

     Operating expenses and supplies as a percentage of operating revenue was 6.2% during the three months ended March 31, 1998, compared to 5.9% during the same period in 1997. This increase is due primarily to the outsourcing of some of the Company's equipment maintenance which also reduced shop wages.

     General and other operating expenses, as a percentage of operating revenue, was 5.3% during the three months ended March 31, 1998, compared to 7.2% during the same period in 1997. This decrease was due in part to reducing building rent by eliminating certain terminal facilities, lower cost of goods sold associated with the sale of installation supplies, and controlling overhead expenses while increasing revenues by 35.3%.

     Income from operations for the three months ended March 31, 1998 increased $2.2 million, or 44.0%, to $7.2 million from $5.0 million during the same period in 1997. As a percentage of operating revenue, income from operations was 5.8% for the three months ended March 31, 1998, compared to 5.4% in 1997.

     Income tax provision for the three months ended March 31, 1998 was $5.5 million, compared to $3.6 million during the same period in 1997. This reflects an effective federal and state income tax rate of 40.0% for fiscal 1998 and 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity during the three month period ended March 31, 1998, were funds provided by operations, lines of credit and proceeds from sales of used property and equipment. At March 31, 1998, the Company had in place a $200.0 million credit facility with a group of banks with a weighted average interest rate of 6.44%, of which $54.3 million was available for borrowing. In the remainder of fiscal 1998, the Company's primary sources of liquidity are expected to be funds provided by operations and borrowings under lines of credit.

     Cash generated from operations was $4.9 million during the first quarter of fiscal 1998, compared to the use of $2.1 million during the same period last year. Net cash used in investment activities was $65.4 million in the first quarter of fiscal 1998, compared to $9.7 million generated during the same period in 1997. Of the cash used in investment activities, $26.1 million was used to acquire additional property and equipment for the first quarter of fiscal 1998. The Company anticipates that expenditures (net of trade-ins) for the acquisition of revenue equipment will be approximately $110 million in fiscal 1998 (of which $26.1 million was expended in the first quarter) and will be either acquired by purchases or financed through operating leases. The Company used $50.8 million, net of cash acquired, in business acquisitions in the first quarter of fiscal 1998 compared to $3.0 million during the same period in 1997. This increase is primarily due to $50.3 million used to acquire Victory Express.

     Net cash provided by financing activities was $63.7 million in the first quarter of fiscal 1998, compared to $5.5 million used for financing activities during the same period of 1997. Net borrowings under lines of credit and long-term debt were $63.4 million in the first quarter of fiscal 1998, compared to net repayments of $5.5 million during the same period of 1997. Net borrowings under lines of credit were $87.5 million in the first quarter of fiscal 1998, compared to net repayments of $0.5 million during the same period of 1997. This increase is primarily due to the borrowings associated with the purchase of Victory Express and borrowings to fund equipment additions.

     On January 15, 1998, the Company entered into a $200.0 million loan and security agreement maturing January 15, 2001. Interest on outstanding borrowings is based upon on the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement.

     In February, 1998, the Company entered into Interest Rate Swap agreements providing for the Company to pay a fixed interest rate on $35,000,000 of its borrowings under the Line of Credit. The agreements provide for the Company to pay interest at a rate of approximately 5.72%, plus the applicable credit margin, for five years.

     Management believes that funds provided by operations and from borrowings under lines of credit will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 10.31: Investment and Participation Agreement

     (b)  Exhibit 10.32: Acquisition, Agency, Indemnity and Support
          Agreement

     (c)  Exhibit 10.33: Lease Agreement between Wachovia Capital
          Markets, Inc. and U.S. Xpress Enterprises, Inc.

     (d) A Form 8-K was filed on February 13, 1998 and a Form 8-K/A was filed on April 14, 1998 with the Securities and Exchange Commission to report the acquisition of Victory Express.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             U.S. XPRESS ENTERPRISES, INC.
                                                    (REGISTRANT)



DATE: MAY 15, 1998                           BY: /S/ PATRICK E. QUINN
                                                 --------------------
                                                    PATRICK E. QUINN
                                                    PRESIDENT



DATE: MAY 15, 1998                           BY: /S/ RAY M. HARLIN
                                                 -----------------
                                                   RAY M. HARLIN
                                                   PRINCIPAL FINANCIAL OFFICER