Form 10-Q
period 1998-06-30
US XPRESS ENTERPRISES INC
filed 1998-08-14
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                              Commission file number
JUNE 30, 1998                                               0-24806



                         U.S. XPRESS ENTERPRISES, INC.
                 (Exact name of registrant as specified in its charter)


NEVADA                                                                            62-1378182
(State or other jurisdiction of                         (I.R.S. employer identification no.)
  Incorporation or organization)

2931 SOUTH MARKET STREET
CHATTANOOGA, TENNESSEE                          37410                         (423) 697-7377
(Address of principal executive offices)      (Zip Code)        (Registrant's telephone no.)
                                   _________________________________



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     ------   ------

     As of June 30, 1998, 12,010,245 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX






                                                                                               PAGE NO.
                                                                                               --------
PART I.     FINANCIAL INFORMATION

            Item 1. Consolidated Financial Statements............................................. 3
            ------

            Consolidated Statements of Operations
            for the Three Months Ended June 30, 1998 and 1997..................................... 4

            Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997................................................... 5

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997............................................... 7

            Notes to Consolidated Financial Statements............................................ 8

            Item 2. Management's Discussion and Analysis
            ------
            of Financial Condition and Results of Operations......................................12


PART II.    OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K.............................................18
            ------


SIGNATURES........................................................................................19

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

     Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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


                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                           JUNE 30,                         JUNE 30,
                                                      1998             1997            1998           1997
                                                   ----------      ----------      ----------      ----------

OPERATING REVENUE                                 $   38,433       $  107,933      $  262,343      $  199,497
                                                  ----------       ----------      ----------      ----------

OPERATING EXPENSES:
  Salaries, Wages and Benefits                        56,444           43,875         108,170          82,347
  Fuel and Fuel Taxes                                 18,668           16,450          37,131          32,752
  Vehicle Rents                                        7,947            7,224          15,833          13,343
  Depreciation & Amortization                          5,719            2,523          11,184           5,304
  Purchased Transportation                            13,033            8,843          23,662          13,989
  Operating Expense & supplies                         8,697            6,926          16,318          12,339
  Insurance Premiums & Claims                          4,621            3,550           8,840           6,520
  Operating Taxes & Licenses                           2,156            1,700           4,312           3,206
  Communications & Utilities                           2,155            1,874           4,169           3,383
  General & Other Operating                            7,371            6,933          13,870          13,296
                                                  ----------       ----------      ----------      ----------
   Total Operating Expenses                          126,811           99,898         243,489         186,479
                                                  ----------       ----------      ----------      ----------

INCOME FROM OPERATIONS                                11,622            8,035          18,854          13,018


OTHER INCOME AND (EXPENSES):
  Interest Expense                                    (2,190)          (1,582)         (3,962)         (2,967)
  Other Income (Expense)                                  33               11              50              21
                                                  ----------       ----------      ----------      ----------
                                                      (2,157)          (1,571)         (3,912)         (2,946)


INCOME BEFORE INCOME TAX PROVISION                     9,465            6,464          14,942          10,072


INCOME TAX PROVISION                                   3,783            2,585           5,976           4,024
                                                  ----------       ----------      ----------      ----------

NET INCOME                                        $    5,682       $    3,879      $    8,966      $    6,048
                                                  ==========       ==========      ==========      ==========

EARNINGS PER SHARE-BASIC                          $     0.38       $     0.32      $     0.60      $     0.50
                                                  ==========       ==========      ==========      ==========

WEIGHTED AVERAGE SHARES - BASIC                       15,049           12,101          15,043          12,093
                                                  ==========       ==========      ==========      ==========

EARNINGS PER SHARE - DILUTED                      $     0.38       $     0.32      $     0.59      $     0.50
                                                  ==========       ==========      ==========      ==========

WEIGHTED AVERAGE SHARES - DILUTED                     15,152           12,209          15,155          12,197
                                                  ==========       ==========      ==========      ==========

         (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                JUNE 30, 1998             DECEMBER 31, 1997
                                                                -------------             -----------------
                                                                 (Unaudited)
                        ASSETS
---------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                     $       1,607             $           2,734
  Customer receivables, Net of Allowance                               70,796                        58,496
  Other receivables                                                     5,021                         9,085
  Prepaid insurance and licenses                                        4,350                         1,488
  Operating and Installation supplies                                   4,767                         4,213
  Deferred income taxes                                                 3,717                         3,092
  Other current assets                                                  2,532                           508
                                                                -------------             -----------------
    Total current assets                                               92,790                        79,616
                                                                -------------             -----------------

PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                                                    7,693                         6,845
  Revenue and service equipment                                       184,717                       151,081
  Furniture and equipment                                              14,368                        13,062
  Leasehold improvements                                               24,150                         9,411
                                                                -------------             -----------------
                                                                      230,928                       180,399
  Less accumulated depreciation and amortization                      (44,236)                      (44,344)


    Net property and equipment                                        186,692                       136,055
                                                                -------------             -----------------

OTHER ASSETS:
  Goodwill, net                                                        38,798                        12,593
  Other                                                                 6,283                         5,513
                                                                -------------             -----------------
    Total Other Assets                                                 45,081                        18,106
                                                                -------------             -----------------


TOTAL ASSETS                                                    $     324,563             $         233,777
                                                                =============             =================



         (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                JUNE 30, 1998                DECEMBER 31, 1997
                                                                -------------                -----------------
         LIABILITIES AND STOCKHOLDERS' EQUITY                    (Unaudited)
-------------------------------------------------------
CURRENT LIABILITIES:
 Accounts Payable                                               $      11,619                $           8,634
 Accrued Wages and Benefits                                             7,068                            4,325
 Claims and Insurance Accruals                                          4,781                            5,750
 Other Accrued Liabilities                                              4,735                            5,200
 Current Maturities of Long-Term Debt                                     263                           12,336
                                                                -------------                -----------------
     Total current liabilities                                         28,466                           36,245
                                                                -------------                -----------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                             128,655                           50,678
                                                                -------------                -----------------

DEFERRED INCOME TAXES                                                  27,967                           17,352
                                                                -------------                -----------------

OTHER LONG-TERM LIABILITIES                                             1,634                            1,009
                                                                -------------                -----------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.01 par value, 2,000,000
  shares authorized, no shares issued
 Common stock Class A, $.01 par value,                                    120                              120
  30,000,000 shares authorized, 12,010,245 and $11,979,584
  shares issued and outstanding at June 30,
  1998 and December 31, 1997, respectively
 Common stock Class B, $.01 par value, 7,500,000                           30                               30
  shares authorized, 3,040,262 shares issued and
  outstanding at June 30, 1998 and December 31, 1997
 Additional paid-in capital                                            86,324                           85,942
 Retained earnings                                                     51,600                           42,634
 Notes receivable from stockholders                                      (233)                            (233)
                                                                -------------                -----------------
      Total stockholders' equity                                      137,841                          128,493
                                                                -------------                -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $     324,563                $         233,777
                                                                =============                =================

         (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                     U.S. XPRESS ENTERPRISES CONSOLIDATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            SIX MONTHS ENDED
                                                                                                JUNE 30,
                                                                                   1998                    1997
                                                                                ----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                                       $  8,966              $  6,048
 Adjustments to reconcile net income to
    net cash provided by (used in) operating activities
  Deferred income tax provision                                                      4,883                 3,103
  Depreciation & Amortization                                                       11,415                 6,324
  Gain on sale of equipment                                                           (231)               (1,020)
  Change in receivables                                                             (1,265)               (7,768)
  Change in prepaid insurance                                                       (2,729)               (1,725)
  Change in operating supplies                                                         (46)                  220
  Change in other assets                                                            (3,304)                  416
  Change in accounts payable and
    other accrued liabilities                                                       (5,758)               (7,312)
  Change in accrued wages
    and benefits                                                                     1,813                 2,708
  Other                                                                                 31                     2
                                                                                  --------              --------
Net cash provided by (used in) operating activities                                 13,748                   996
                                                                                  --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment                                  (59,975)                2,268
  Proceeds from sales of property and equipment                                     32,630                14,020
  Repayment of notes receivable from stockholders
  Acquisition of businesses, net of cash acquired                                  (50,785)               (8,038)
                                                                                  --------              --------
Net cash used in investing activities                                              (78,130)                8,250
                                                                                  --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowing (payments) under lines of credit                                    96,500                 1,500
  Payment of long-term debt                                                        (33,597)              (32,635)
  Borrowings under long-term debt                                                                         23,991
  Proceeds from exercise of stock options                                               77                   192
  Proceed from issuance of common stock, net                                           275
  Forfeiture of 9,195 shares restricted stock                                                                (21)
  Change in other liabilities
                                                                                  --------              --------
Net cash provided by (used in) financing activities                                 63,255                (6,973)
                                                                                  --------              --------
NET INCREASE (DECREASE) IN CASH                                                     (1,127)                2,273
Cash, beginning of period                                                            2,734                 2,997
                                                                                  --------              --------
Cash, end of period                                                               $  1,607              $  5,270
                                                                                  ========              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                          $  2,005              $  2,605
Cash paid during the period for income taxes                                      $  1,677              $  2,588


         (SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

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

CONTRACT WAGES
     Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization (PEO) in which the PEO is a co-employer with the Company for substantially all of the Company's personnel. The PEO is responsible for processing all of the Company's payroll, including tax reporting, and provides group health benefits and worker's compensation coverage. On July 22, 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga, in an action alleging breach of contract and seeking contractual and punitive damages. The complaint alleges that ESI agreed to perform certain employer organization services for Enterprises, including administration of programs related to wages, payroll taxes, worker's compensation, employee benefit programs and other insurance and related administration services. Enterprises has alleged that ESI breached its contract to provide such services and has wrongfully attempted to terminate the contract. Enterprises seeks declaratory relief against ESI to enforce the contract's arbitration provisions, and also seeks reimbursement of approximately $545,000 wrongfully withheld by ESI, and other contractual and punitive damages. Effective August 20, 1998, the contract with ESI will terminate and U.S. Xpress will assume total control of all payroll. The Company presently believes that the contract termination and litigation will not have a material adverse impact on the Company.

FUEL PURCHASE COMMITMENTS
     The Company uses both derivative financial instruments and forward purchase commitments to mitigate the effects of fluctuations in the price of fuel. During the six months ended June 30, 1998, the Company did not have in place any derivative financial instruments for fuel price protection. The Company did utilize fuel purchase commitments ranging from 1,500,000 gallons in January to 1,000,000 gallons in June 1998. The Company has additional commitments ranging from 1,000,000 gallons per month in July 1998 to 750,000 gallons per month in December of 1999 at varying price levels.

EARNINGS PER SHARE
     Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128"), which changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. All prior EPS data have been restated. The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 103,000 and 108,000 equivalent shares in the three month period ended June 30, 1998 and 1997, respectively, and 112,000 and 104,000 equivalent shares in the six month period ended June 30, 1998 and 1997, respectively.

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

     The Company has letters of credit of $4,290,000 outstanding at June 30, 1998. The letters of credit are maintained primarily to support the Company's insurance program.

4.   DEBT

     In January, 1998, the Company obtained a new revolving credit facility providing capacity of up to $200,000,000. A portion of the availability under this new line was immediately used to retire the existing line of credit and pay off other long term indebtedness bearing higher interest rates. The credit facility operates as a revolving credit facility until its maturity in January, 2001. Interest on outstanding borrowings is based the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The facility has optional one year extensions, with the agreement of all parties. In August 1998 the Company entered into an agreement to increase the capacity under the line of credit from $200,000,000 to $225,000,000. The other provisions of the credit facility remain unchanged.

     In February, 1998, the Company entered into Interest Rate Swap agreements providing for the Company to pay a fixed interest rate on $35,000,000 of its borrowings under the Line of Credit. The agreements provide for the Company to pay interest at a rate of approximately 5.72%, plus the applicable credit margin, for five years.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of (a) 90% of the book value of eligible revenue equipment plus 85% of eligible receivables; or (b) $200,000,000. At June 30, 1998, $69.7 million of available borrowings were unused under the facility.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and liens on assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of net worth, a minimum amount of fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants at June 30, 1998.

LEASE ON HEADQUARTERS

     In March, 1998, the Company entered into an Agreement with a financial institution to provide funding for the construction of a new headquarters facility. When completed, the building will contain approximately 100,000 square feet of space for administrative and operating functions of the Company. It will be located in a commercial park in Chattanooga, Tennessee. The new building will be leased under an operating lease with an initial term of five years and providing for mutually agreeable extension terms of up to three years each. As of June 30, 1998, approximately $4.5 million had been expended for the construction of the facility.

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


6.   PRO FORMA FINANCIAL INFORMATION

     The following Pro Forma Financial Information is based on the historical financial statements of U.S. Xpress and adjusted to give effect to the acquisition of Victory Express. The Pro Forma Consolidated Statement of Operations for the six months ended June 30, 1997 and 1998, give effect to the acquisition as if it had occurred on January 1, 1997. The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable.

                                       1998     1997
                                      -------  -------

OPERATING REVENUE                     267,405  229,787
INCOME FROM OPERATIONS                 19,329   15,319
INCOME BEFORE INCOME TAX PROVISION     15,072   10,273
NET INCOME                              9,044    6,168
EARNINGS PER SHARE - BASIC               0.60     0.51
EARNINGS PER SHARE - DILUTED             0.60     0.51

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

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:

                                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                        JUNE 30,                               JUNE 30,
                                                                 1998                1997               1998               1997
                                                                 ------------------------               -----------------------

OPERATING REVENUE                                                  100.0%            100.0%               100.0%           100.0%
                                                                  ------            ------               ------           ------
OPERATING EXPENSES:
 Salaries, Wages and Benefits                                       40.8              40.7                 41.2             41.3
 Fuel and Fuel Taxes                                                13.5              15.2                 14.2             16.4
 Vehicle Rents                                                       5.7               6.7                  6.0              6.7
 Depreciation & Amortization                                         4.1               2.3                  4.3              2.7
 Purchased Transportation                                            9.4               8.2                  9.0              7.0
 Operating Expense & supplies                                        6.3               6.4                  6.2              6.2
 Insurance Premiums & Claims                                         3.3               3.3                  3.4              3.3
 Operating Taxes & Licenses                                          1.6               1.6                  1.6              1.6
 Communications & Utilities                                          1.6               1.7                  1.6              1.7
 General & Other Operating                                           5.3               6.5                  5.3              6.6
                                                                  ------            ------               ------           ------
 Total Operating Expenses                                           91.6              92.6                 92.8             93.5
                                                                  ------            ------               ------           ------
INCOME FROM OPERATIONS                                               8.4               7.4                  7.2              6.5
OTHER INCOME AND (EXPENSES):
 Interest Expense                                                   (1.6)             (1.5)                (1.5)            (1.5)
 Other Income (Expense)                                                                0.1
                                                                  ------            ------               ------           ------
                                                                    (1.6)             (1.4)                (1.5)            (1.5)

INCOME BEFORE INCOME TAX PROVISION                                   6.8               6.0                  5.7              5.0
INCOME TAX PROVISION                                                (2.7)             (2.4)                (2.3)            (2.0)
                                                                  ------            ------               ------           ------
NET INCOME                                                           4.1               3.6                  3.4              3.0
                                                                  ======            ======               ======           ======

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE
THREE MONTHS ENDED JUNE 30, 1997


     Operating revenue during the three month period ended June 30, 1998 increased $30.5 million, or 28.3%, to $138.4 million, compared to $107.9 million during the same period in 1997. This increase resulted partially from the first quarter acquisition of Victory Express in January 1998, which contributed $15.1 million of the $30.5 million increase. U.S. Xpress linehaul operations contributed $ 15.4 million to the increase due to increased revenue miles and $1.6 million increase in logistics revenue.

     Operating expenses represented 91.6% of operating revenue for the three months ended June 30, 1998, compared to 92.6% during the same period in 1997.

     Salaries, wages and employee benefits as a percentage of revenue were 40.8% during the three months ended June 30, 1998, compared to 40.7% during the same period in 1997. The increase is attributable to a two cents per mile increase to drivers in July 1997, offset by a 46.5% increase in the number of owner operators.

     Fuel and fuel taxes as a percentage of operating revenue were 13.5% during the three months ended June 30, 1998, compared to 15.2% during the same period in 1997. This decrease was primarily attributable to 13.3% decrease in average price per gallon offset by a small decrease in average miles per gallon. As a percentage of operating revenue, excluding logistics and non-transportation revenue, fuel and fuel taxes were 14.2% during the three months ended June 30, 1998, compared to 16.1% during the same period in fiscal 1997. The Company's exposure to increases in fuel prices in managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 5.7% during the three months ended June 30, 1998, compared to 6.7% during the same period in 1997. Depreciation and amortization as a percentage of operating revenue was 4.1% for the three months ended June 30, 1998, compared to 2.3% during the same period in 1997. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the three months ended June 30, 1998 were $0.5 million compared to gains of $0.7 million during the same period in 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.2% during the three months ended June 30, 1998, compared to 9.6% during the same period in 1997. The increase in depreciation and the corresponding decrease in vehicle rent is due primarily from the company exercising its purchase option on tractors previously financed with operating leases. In August 1997, the Company used most of the proceeds from the secondary offering to payoff leases. The savings from these payoffs were offset in part by an increase in depreciation expense. The overall increase in expense is due primarily from replacing older trailers which were fully depreciated in 1997 with new leased trailers in 1998.

     Purchased transportation as a percentage of operating revenue was 9.4% during the three months ended June 30, 1998, compared to 8.2% during the same period in 1997. This increase is partially due to an increase of the Company's owner operator fleet to 145 as of June 30, 1998 from 99 at June 30, 1997. This increase was also due to a 55.7% increase in logistics revenue, which is serviced by outside agents.

     General and other operating expenses as a percentage of operating revenue were 5.3% during the three months ended June 30, 1998, compared to 6.5% during the same period in 1997. The decrease was primarily due to many general and operating expenses increasing at a lower incremental rate than revenue. Additionally, the company eliminated some terminals during the second and third quarters in 1997 which reduced building rent and overhead expenses in 1998.

     Income from operations for the three months ended June 30, 1998 increased $3.6 million, or 45.0%, to $11.6 million from $8.0 million during the same period in 1997. As a percentage of operating revenue, income from operations was 8.4% for the three months ended June 30, 1998, compared to 7.4% in 1997.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE
SIX MONTHS ENDED JUNE 30, 1997

     Operating revenue during the six month period ended June 30, 1998 increased $62.8 million, or 31.5%, to $262.3 million, compared to $199.5 million during the same period in 1997. This increase resulted partially from the first quarter acquisition of Victory Express which contributed $25.5 million of the $62.8 million increase. U.S. Xpress linehaul operations contributed $37.3 million to the increase due to increased revenue miles and $4.6 million increase in logistics revenue.

     Operating expenses represented 92.8% of operating revenue for the six months ended June 30, 1998, compared to 93.5% during the same period in 1997.

     Salaries, wages and employee benefits as a percentage of revenue were 41.2% during the six months ended June 30, 1998, compared to 41.3% during the same period in 1997. The decrease is due in part to 46.5% increased in the use of
owner-operators.   All owner-operator expenses and purchased linehaul services
are reflected as purchased transportation.   This decrease was offset by a two
cent per mile pay increase to drivers that went into effect July 5, 1997.

     Fuel and fuel taxes as a percentage of operating revenue were 14.2% during the six months ended June 30, 1998, compared to 16.4% during the same period in 1997. This decrease was primarily attributable to 13.9% decrease in average price per gallon. The percentage decrease was mitigated by logistics and non-transportation revenue of $13.9 million during the six months ended June 30, 1998, compared to $11.3 million during the same period in 1997. As a percentage of operating revenue, excluding logistics and non-transportation revenue, fuel and fuel taxes were 14.9% during the six months ended June 30, 1998, compared to 17.4% during the same period in 1997. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 6.0% during the six months ended June 30, 1998, compared to 6.7% during the same period in 1997. Depreciation and amortization as a percentage of operating revenue was 4.3% for the six months ended June 30, 1998, compared to 2.7% during the same period in 1997. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the six months ended June 30, 1998 were $0.2 million compared to gains of $1.0 million during the same period in 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.4% during the six months ended June 30, 1998, compared to 9.9% during the same period in 1997. In August 1997, the Company used most of the proceeds from the secondary offering to payoff leases. The savings from these payoffs were off set in part by an increase in depreciation expense. The overall increase in expense was due in part to replacing older fully depreciated trailers in 1997 with new leased trailers in 1998 as well as an increased use of temporary trailers in the first quarter of 1998.

     Purchased transportation as a percentage of operating revenue was 9.0% during the six months ended June 30, 1998, compared to 7.0% during the same period in 1997. This increase is partially due to a 46.5% increase in the use of owner operators to 145 as of June 30, 1998 from 99 at June 30, 1997. Additionally, logistics revenue increased 81.8% to $10.0 million during the six months ended June, 1998 from $5.5 million during the same period in 1997. Logistics revenue is serviced primarily by outside agents.

     General and other operating expenses as a percentage of operating revenue were 5.3% during the six months ended June 30, 1998, compared to 6.6% during the same period in 1997. The decrease was primarily due to many general and operating expenses increasing at a lower incremental rate than revenue. Additionally, the company eliminated some terminals during the second and third quarters in 1997 which reduced building rent and overhead expenses in 1998.

     Income from operations for the six months ended June 30, 1998 increased $5.9 million, or 45.4%, to $18.9 million from $13.0 million during the same period in 1997. As a percentage of operating revenue, income from operations was 7.2% for the six months ended June 30, 1998, compared to 6.5% during the same period in 1997.

LIQUIDITY AND CAPITOL RESOURCES

     The Company's primary sources of liquidity during the six month period ended June 30, 1998, were funds provided by operations, lines of credit and proceeds from sales of used property and equipment. At June 30, 1998, the Company had in place a $200.0 million credit facility with a group of banks with a weighted average interest rate of 6.40%, of which $69.7 million as available for borrowing. In the remainder of fiscal 1998, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit and operating leases.

     Cash generated from operations was $13.7 million during the first six months of fiscal 1998, compared to $0.9 million during the same period last year. Net cash used in investment activities was $78.1 million in the during the first six months of fiscal 1998, compared to $8.3 million generated during the same period in 1997. Of the cash used in investment activities $59.9 million was used to acquire additional property and equipment for the first six months of fiscal 1998. The Company anticipates that expenditures (net of trade-ins) for the acquisition of revenue equipment will be approximately $150.0 million in fiscal 1998 (of which $59.9 million was expended in the first six months) and will be either acquired by purchases or financed through operating leases. The Company used $50.8 million, net of cash acquired, in business acquisitions in the first six months of fiscal 1998 compared to $8.0 million during the same period in 1997. This increase is primarily due to $50.3 million used to acquire Victory Express.

     Net cash provided by financing activities was $63.3 million during the first six months of fiscal 1998, compared to $6.9 million used for financing activities during the same period of 1997. Net borrowings under lines of credit and long-term debt were $62.9 million during the first six months of fiscal 1998, compared to net repayments of $7.1 million during the same period of 1997. Net borrowings under lines of credit were $96.5 million in the first quarter of fiscal 1998, compared to net borrowings of $1.5 million during the same period of 1997. This increase is primarily due to the borrowings associated with the purchase of Victory Express and the refinancing of equipment under the line of credit, as opposed to operating leases.

     On January 15, 1998, the Company entered into a $200.0 million loan and security agreement maturing January 15, 2001. Interest on outstanding borrowings is based upon on the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The note is collateralized by certain property and equipment of the Company.During August 1998, the Company increased the capacity under this facility by $25,000,000 to an aggregate amount of $225,000,000. The other provisions of the facility remain unchanged.

     Management believes that funds provided by operations and from borrowings under lines of credit and borrowings under operating leases will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) A Form 8-K was filed on July 31, 1998 to report the Plan of Merger by and among U.S. Xpress Enterprises and PST Vans, Inc. and to report the lawsuit filed by the Company against Employee Solutions, Inc.


     (b)  Financial Data Schedule (for SEC use only)

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. XPRESS ENTERPRISES, INC.
                                       (REGISTRANT)



DATE:  AUGUST 14, 1998                 BY:   /S/ PATRICK E. QUINN
                                           ----------------------
                                                  PATRICK E. QUINN
                                                  PRESIDENT



Date:  August 14, 1998                 BY:   /S/ RAY M. HARLIN
                                          --------------------
                                                 RAY M. HARLIN
                                                 PRINCIPAL FINANCIAL OFFICER