Form 10-Q/A
period 1998-06-30
US XPRESS ENTERPRISES INC
filed 1998-09-18
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                   ----------------------------------------

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

     As of June 30, 1998, 12,010,245 shares of the registrant"s Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX


                                                                      PAGE NO.
                                                                      --------

PART I.    FINANCIAL INFORMATION

           Item 1. Consolidated Financial Statements....................  3

           Consolidated Statements of Operations
           for the Three Months Ended June 30, 1998 and 1997............  4

           Consolidated Balance Sheets as of
           June 30, 1998 and December 31, 1997..........................  5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 1998 and 1997......................  7

           Notes to Consolidated Financial Statements...................  8

                                AMENDMENT NO. 1


     The undersigned Registrant hereby amends Part I, Item 1 of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (the "Form 10-Q") and files such amended Part I, Item 1 herewith.

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

                 US XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                             JUNE 30,                         JUNE 30,
                                                      1998             1997            1998            1997
                                                 --------------  --------------   -------------   -------------
OPERATING REVENUE                                $      138,433   $      107,933   $     262,343   $     199,497
                                                 --------------   --------------   -------------   -------------
OPERATING EXPENSES:
  Salaries, Wages and Benefits                           56,444           43,875         108,170          82,347
  Fuel and Fuel Taxes                                    18,668           16,450          37,131          32,752
  Vehicle Rents                                           7,947            7,224          15,833          13,343
  Depreciation & Amortization                             5,719            2,523          11,184           5,304
  Purchased Transportation                               13,033            8,843          23,662          13,989
  Operating Expense & supplies                            8,697            6,926          16,318          12,339
  Insurance Premiums & Claims                             4,621            3,550           8,840           6,520
  Operating Taxes & Licenses                              2,156            1,700           4,312           3,206
  Communications & Utilities                              2,155            1,874           4,169           3,383
  General & Other Operating                               7,371            6,933          13,870          13,296
                                                 --------------   --------------   -------------   -------------
   Total Operating Expenses                             126,811           99,898         243,489         186,479
                                                 --------------   --------------   -------------   -------------

INCOME FROM OPERATIONS                                   11,622            8,035          18,854          13,018

OTHER INCOME AND (EXPENSES):
  Interest Expense                                       (2,190)          (1,582)         (3,962)         (2,967)
  Other Income (Expense)                                     33               11              50              21
                                                 --------------   --------------   -------------   -------------
                                                         (2,157)          (1,571)         (3,912)         (2,946)

INCOME BEFORE INCOME TAX PROVISION                        9,465            6,464          14,942          10,072

INCOME TAX PROVISION                                      3,783            2,585           5,976           4,024
                                                 ==============   ==============   =============   =============

NET INCOME                                       $        5,682   $        3,879   $       8,966   $       6,048
                                                 ==============   ==============   =============   =============

EARNINGS PER SHARE-BASIC                         $         0.38   $         0.32   $        0.60   $        0.50
                                                 ==============   ==============   =============   =============

WEIGHTED AVERAGE SHARES - BASIC                          15,049           12,101          15,043          12,093
                                                 ==============   ==============   =============   =============

EARNINGS PER SHARE - DILUTED                     $         0.38   $         0.32   $        0.59   $        0.50
                                                 ==============   ==============   =============   =============

WEIGHTED AVERAGE SHARES - DILUTED                        15,152           12,209          15,155          12,197
                                                 ==============   ==============   =============   =============

         (See accompanying Notes to Consolidated Financial Statements)
                                 PAGE 4 OF 12

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                JUNE 30, 1998             DECEMBER 31, 1997
                                                             -------------------       -----------------------
                                                                 (Unaudited)
                        ASSETS
----------------------------------------------------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $          1,607          $               2,734
  Customer receivables, Net of Allowance                               70,796                         58,496
  Other receivables                                                     5,021                          9,085
  Prepaid insurance and licenses                                        4,350                          1,488
  Operating and Installation supplies                                   4,767                          4,213
  Deferred income taxes                                                 3,717                          3,092
  Other current assets                                                  2,532                            508
                                                             ----------------          ---------------------
      Total current assets                                             92,790                         79,616
                                                             ----------------          ---------------------

PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                                                    7,693                          6,845
  Revenue and service equipment                                       184,717                        151,081
  Furniture and equipment                                              14,368                         13,062
  Leasehold improvements                                               24,150                          9,411
                                                             ----------------          ---------------------
                                                                      230,928                        180,399
  Less accumulated depreciation and amortization                      (44,236)                       (44,344)
      Net property and equipment                                      186,692                        136,055
                                                             ----------------          ---------------------

OTHER ASSETS:
  Goodwill, net                                                        38,798                         12,593
  Other                                                                 6,283                          5,513
                                                             ----------------          ---------------------
      Total Other Assets                                               45,081                         18,106
                                                             ----------------          ---------------------

TOTAL ASSETS                                                 $        324,563          $             233,777
                                                             ================          =====================

         (See accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                JUNE 30, 1998                DECEMBER 31, 1997
                                                         ---------------------------   -----------------------------
                                                                 (Unaudited)

        LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                       $                 11,619      $                  8,634
  Accrued Wages and Benefits                                                7,068                         4,325
  Claims and Insurance Accruals                                             4,781                         5,750
  Other Accrued Liabilities                                                 4,735                         5,200
  Current Maturities of Long-Term Debt                                        263                        12,336
                                                         ------------------------     -------------------------
      Total current liabilities                                            28,466                        36,245
                                                         ------------------------     -------------------------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                 128,655                        50,678
                                                         ------------------------     -------------------------

DEFERRED INCOME TAXES                                                      27,967                        17,352
                                                         ------------------------     -------------------------

OTHER LONG-TERM LIABILITIES                                                 1,634                         1,009
                                                         ------------------------     -------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued
  Common stock Class A, $.01 par value,                                       120                           120
    30,000,000 shares authorized, 12,010,245 and
    11,979,584 shares issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively
  Common stock Class B, $.01 par value, 7,500,000                              30                            30
    shares authorized, 3,040,262 shares issued and
    outstanding at June 30, 1998 and December 31, 1997
  Additional paid-in capital                                               86,324                        85,942
  Retained earnings                                                        51,600                        42,634
  Notes receivable from stockholders                                         (233)                         (233)
                                                         ------------------------     -------------------------
      Total stockholders' equity                                          137,841                       128,493
                                                         ------------------------     -------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $                324,563     $                 233,777
                                                         ========================     =========================

         (See accompanying Notes to Consolidated Financial Statements)


                                  U.S. XPRESS ENTERPRISES CONSOLIDATED
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                     1998                        1997
                                                                  ----------                   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $  8,966                    $  6,048
  Adjustments to reconcile net income to
        net cash provided by (used in) operating activities
    Deferred income tax provision                                      4,883                       3,103
    Depreciation & Amortization                                       11,415                       6,324
    Gain on sale of equipment                                           (231)                     (1,020)
    Change in receivables                                             (1,265)                     (7,768)
    Change in prepaid insurance                                       (2,729)                     (1,725)
    Change in operating supplies                                         (46)                        220
    Change in other assets                                            (3,304)                        416
    Change in accounts payable and
        other accrued liabilities                                     (5,785)                     (7,312)
    Change in accrued wages
      and benefits                                                     1,813                       2,708
    Other                                                                 31                           2
                                                                    --------                    --------
Net cash provided by (used in) operating activities                   13,748                         996
                                                                    --------                    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchase of property and equipment                  (59,975)                      2,268
    Proceeds from sales of property and equipment                     32,630                      14,020
    Repayment of notes receivable from stockholders
    Acquisition of businesses, net of cash acquired                  (50,785)                     (8,038)
                                                                    --------                    --------
Net cash used in investing activities                                (78,130)                      8,250
                                                                    --------                    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing (pmts) under lines of credit                        96,500                       1,500
    Payment of long-term debt                                        (33,597)                    (32,635)
    Borrowings under long-term debt                                                               23,991
    Proceeds from exercise of stock options                               77                         192
    Proceed from issuance of common stock, net                           275
    Forfeiture of 9,195 shares restricted stock                                                      (21)
    Change in other liabilities
                                                                    --------                    --------
Net cash provided by (used in) financing activities                   63,255                      (6,973)
                                                                    --------                    --------
NET INCREASE (DECREASE) IN CASH                                       (1,127)                      2,273
Cash, beginning of period                                              2,734                       2,997
                                                                    --------                    --------
Cash, end of period                                                 $  1,607                    $  5,270
                                                                    ========                    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                            $  2,005                    $  2,605
Cash paid during the period for income taxes                        $  1,677                    $  2,588

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

          Buildings                            10-30 years
          ------------------------------------------------
          Revenue and service equipment          3-7 years
          ------------------------------------------------
          Furniture and equipment                3-7 years
          ------------------------------------------------
          Leasehold improvements                 5-6 years
          ------------------------------------------------

     Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Contract Wages

     Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization (PEO) in which the PEO is a co-employer with the Company for substantially all of the Company's personnel. The PEO is responsible for processing and administration of the Company's payroll, including tax reporting, and provides group health benefits and worker's compensation coverage. On July 22, 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga, in an action alleging breach of contract and seeking contractual and punitive damages. The complaint alleges that ESI agreed to perform certain employer organization services for Enterprises, including administration of programs related to wages, payroll taxes, worker's compensation, employee benefit programs and other insurance and related administration services. Enterprises has alleged that ESI breached its contract to provide such services and has wrongfully attempted to terminate the contract. Enterprises seeks declaratory relief against ESI to enforce the contract's arbitration provisions, and also seeks reimbursement of approximately $545,000 wrongfully withheld by ESI, and other contractual and punitive damages. Effective August 20, 1998 the contract with ESI will terminate and U.S. Xpress will assume total control of all payroll. The Company presently believes that the contract termination and litigation will not have a material adverse impact on the Company.

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

     Through this acquisition, management expects the Company to significantly expand its regional capabilities in the Midwest and extend its regional service capabilities to the East Coast. Victory Express= customer base is largely centered in automotive, paper, retail and air freight markets. In addition, U.S. Xpress continues to be presented with opportunities for additional business from its customers in the Midwest.

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

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      U.S. XPRESS ENTERPRISES, INC.
                                                   (REGISTRANT)



DATE:  SEPTEMBER 16, 1998             BY:   /S/ PATRICK E. QUINN
                                         ---------------------------------
                                              PATRICK E. QUINN
                                              PRESIDENT



DATE:  SEPTEMBER 16, 1998            BY:   /S/ RAY M. HARLIN
                                           -------------------------------
                                              RAY M. HARLIN
                                              PRINCIPAL FINANCIAL OFFICER