Form 10-Q
period 1998-09-30
US XPRESS ENTERPRISES INC
filed 1998-11-17
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                    Commission file number
SEPTEMBER 30, 1998                                               0-24806



                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)



NEVADA                                                   62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)



2931 SOUTH MARKET STREET                                  (423) 697-7377
CHATTANOOGA, TENNESSEE  37410                       (Registrant's telephone no.)
(Address of principal executive offices) (Zip Code)



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

          As of September 30, 1998, 13,071,315 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                                    1 of 20

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX


                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements..............................   3
------

          Consolidated Statements of Operations for the Three
          and Nine  Months Ended September 30, 1998 and 1997.............   4

          Consolidated Balance Sheets as of September 30,
          1998 and December 31, 1997.....................................   5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1998 and 1997..................   7

          Notes to Consolidated Financial Statements.....................   8

Item 2.   Management's Discussion and Analysis of
------    Financial Condition and Results of Operations..................  14


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...............................  20
------

          SIGNATURES.....................................................  21

                         U.S. XPRESS ENTERPRISES, INC.

                                     PART I

                             FINANCIAL INFORMATION


ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

          The interim consolidated financial statements contained herein reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared by the Company, without audit, in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

          Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

          These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 1997 Annual Report to Stockholders in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998).

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                     1998          1997      1998         1997
                                     ----          ----      ----         ----
OPERATING REVENUE                  $150,165      $115,378  $412,507    $314,875
                                   --------      --------  --------    --------
OPERATING EXPENSES:
  SALARIES, WAGES AND BENEFITS       59,454        46,808   167,746     129,156
  FUEL AND FUEL TAXES                18,564        17,121    55,695      49,873
  VEHICLE RENTS                       7,772         7,470    23,605      20,813
  DEPRECIATION & AMORTIZATION         6,421         3,061    17,605       8,365
  PURCHASED TRANSPORTATION           15,865         9,891    39,527      23,880
  OPERATING EXPENSE & SUPPLIES       10,197         7,724    26,514      20,063
  INSURANCE PREMIUMS & CLAIMS         5,861         3,961    14,578      10,481
  OPERATING TAXES & LICENSES          2,861         1,745     7,173       4,951
  COMMUNICATIONS & UTILITIES          2,576         1,872     6,745       5,255
  GENERAL & OTHER OPERATING           8,103         6,887    21,974      20,184
                                   --------      --------  --------    --------
   TOTAL OPERATING EXPENSES         137,674       106,540   381,162     293,021
                                   --------      --------  --------    --------

INCOME FROM OPERATIONS               12,491         8,838    31,345      21,854
                                   --------      --------  --------    --------

OTHER INCOME AND (EXPENSES):
  INTEREST EXPENSE                   (2,695)       (1,544)   (6,656)     (4,511)
  OTHER INCOME                            3             6        53          27
                                   --------      --------  --------    --------
                                     (2,692)       (1,538)   (6,603)     (4,484)
                                   --------      --------  --------    --------

INCOME BEFORE INCOME TAX PROVISION    9,799         7,300    24,742      17,370

INCOME TAX PROVISION                  3,920         2,920     9,897       6,944
                                   --------      --------  --------    --------

NET INCOME                         $  5,879      $  4,380  $ 14,845    $ 10,426
                                   --------      --------  --------    --------

EARNINGS PER SHARE-BASIC           $   0.39      $   0.33  $   0.98    $   0.83
                                   --------      --------  --------    --------

WEIGHTED AVERAGE SHARES - BASIC      15,143        13,267    15,077      12,489
                                   --------      --------  --------    --------

EARNINGS PER SHARE - DILUTED       $   0.39      $   0.33  $   0.98    $   0.83
                                   --------      --------  --------    --------

WEIGHTED AVERAGE SHARES - DILUTED    15,226        13,391    15,176      12,598
                                   --------      --------  --------    --------


         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

               ASSETS                     SEPTEMBER 30, 1998   DECEMBER 31, 1997
----------------------------------------  ------------------   -----------------




CURRENT ASSETS:
  Cash and cash equivalents                    $    750             $  2,734
  Customer receivables, net of allowance         91,609               58,496
  Other receivables                               7,954                9,085
  Prepaid insurance and licenses                  4,589                1,488
  Operating and Installation supplies             5,120                4,213
  Deferred income taxes                           9,965                3,092
  Other current assets                            1,255                  508
                                               --------             --------
      Total current assets                      121,242               79,616
                                               --------             --------

PROPERTY AND EQUIPMENT, AT COST:
  Land and buildings                             10,642                6,845
  Revenue and service equipment                 258,651              151,081
  Furniture and equipment                        15,267               13,062
  Leasehold improvements                         12,727                9,411
                                               --------             --------
                                                297,287              180,399
  Less accumulated depreciation and
    amortization                                (48,220)             (44,344)
                                               --------             --------
      Net property and equipment                249,067              136,055
                                               --------             --------

OTHER ASSETS:
  Goodwill, net                                  56,918               12,593
  Other                                           7,352                5,513
                                               --------             --------
      Total Other Assets                         64,270               18,106
                                               --------             --------


TOTAL ASSETS                                   $434,579             $233,777
                                               ========             ========



         (See Accompanying Notes to Consolidated Financial Statements)

                                   U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                          (In Thousands Except Share Data)
                                                    (Unaudited)


               LIABILITIES AND STOCKHOLDERS' EQUITY                     SEPTEMBER 30, 1998        DECEMBER 31, 1997
-------------------------------------------------------------------    --------------------      -------------------

  Accounts Payable                                                             $ 22,335                 $  8,634
  Accrued Wages and Benefits                                                     10,313                    4,325
  Claims and Insurance Accruals                                                   7,431                    5,750
  Other Accrued Liabilities                                                      10,559                    5,200
  Current Maturities of Long-Term Debt                                              483                   10,894
                                                                               --------                 --------
      Total current liabilities                                                  51,121                   34,803
                                                                               --------                 --------

LONG-TERM DEBT, NET OF CURRENT MATURITIES                                       202,937                   52,120
                                                                               --------                 --------

DEFERRED INCOME TAXES                                                            27,967                   17,352
                                                                               --------                 --------

OTHER LONG-TERM LIABILITIES                                                       1,682                    1,009
                                                                               --------                 --------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                              --                       --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,071,315 and 11,979,584
    shares issued at September 30, 1998 and
    December 31, 1997, respectively                                                 131                      120
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at September 30, 1998 and December 31, 1997                          30                       30
  Additional paid-in capital                                                    104,194                   85,942
  Retained earnings                                                              57,478                   42,634
  Treasury Stock Class A (934,289 shares), at cost                              (10,728)
  Notes receivable from stockholders                                               (233)                    (233)
                                                                               --------                 --------
      Total stockholders' equity                                                150,872                  128,493
                                                                               --------                 --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $434,579                 $233,777
                                                                               ========                 ========



         (See Accompanying Notes to Consolidated Financial Statements)

                                            U.S. XPRESS ENTERPRISES CONSOLIDATED
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (In Thousands, Except Share Data)
                                                        (Unaudited)

                                                                                           NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                  1998                             1997
                                                                              ------------                      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                     $  14,845                         $ 10,426
  ADJUSTMENTS TO RECONCILE NET INCOME TO
        NET CASH PROVIDED BY OPERATING ACTIVITIES
    DEFERRED INCOME TAX PROVISION                                                    4,883                            3,103
    DEPRECIATION & AMORTIZATION                                                     17,498                            9,998
    GAIN/LOSS ON SALE OF EQUIPMENT                                                     108                           (1,632)
    CHANGE IN RECEIVABLES                                                           (5,514)                          (5,591)
    CHANGE IN PREPAID INSURANCE                                                     (2,473)                          (1,936)
    CHANGE IN OPERATING SUPPLIES                                                         3                             (226)
    CHANGE IN OTHER ASSETS                                                          (3,733)                             582
    CHANGE IN ACCOUNTS PAYABLE AND
        OTHER ACCRUED LIABILITIES                                                   (3,336)                          (9,524)
    CHANGE IN ACCRUED WAGES AND BENEFITS                                             3,234                            3,542
    OTHER                                                                               43                               16
                                                                                 ---------                         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                           25,558                            8,758
                                                                                 ---------                         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    PAYMENTS FOR PURCHASE OF PROPERTY AND EQUIPMENT                                (86,044)                         (49,157)
    PROCEEDS FROM SALES OF PROPERTY AND EQUIPMENT                                   43,879                           19,357
    ACQUISITION OF BUSINESSES, NET OF CASH ACQUIRED                                (62,628)                          (8,038)
                                                                                 ---------                         --------
NET CASH USED IN INVESTING ACTIVITIES                                             (104,793)                         (37,838)
                                                                                 ---------                         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    NET BORROWING UNDER LINES OF CREDIT                                            169,500                            1,500
    PAYMENT OF LONG-TERM DEBT                                                      (84,073)                         (49,925)
    BORROWINGS UNDER LONG-TERM DEBT                                                      -                           29,218
    PROCEEDS FROM EXERCISE OF STOCK OPTIONS                                             77                              198
    PROCEED FROM ISSUANCE OF COMMON STOCK, NET                                         403                           51,855
    FORFEITURE OF 9,195 SHARES RESTRICTED STOCK                                          -                              (21)
    PURCHASE OF 750,000 CLASS A COMMON STOCK                                        (8,656)
                                                                                 ---------                         --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                           77,251                           32,825
                                                                                 ---------                         --------

NET INCREASE (DECREASE) IN CASH                                                     (1,984)                           3,745
CASH, BEGINNING OF PERIOD                                                            2,734                            2,997
                                                                                 ---------                         --------
CASH, END OF PERIOD                                                              $     750                         $  6,742
                                                                                 =========                         ========

CASH PAID FOR INTEREST                                                           $   6,645                         $  4,195
                                                                                 =========                         ========
CASH PAID FOR INCOME TAXES                                                       $   1,779                         $  3,266
                                                                                 =========                         ========




         (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

PROPERTY AND EQUIPMENT
     Property and equipment is carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value) as follows:

          Buildings                             10-30 years
          ---------                             -----------
          Revenue and service equipment           3-7 years
          -----------------------------           ---------
          Furniture and equipment                 3-7 years
          -----------------------                 ---------
          Leasehold improvements                  5-6 years
          ----------------------                  ---------

     Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

CONTRACT WAGES
     Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization (PEO) in which the PEO is a co-employer with the Company for substantially all of the Company's personnel. The PEO is responsible for processing and administration of the Company's payroll, including tax reporting, and provides group health benefits and worker's compensation coverage. On July 22, 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga, in an action alleging breach of contract and seeking contractual and punitive damages. The complaint alleges that ESI agreed to perform certain employer organization services for Enterprises, including administration of programs related to wages, payroll taxes, worker's compensation, employee benefit programs and other insurance and related administration services. Enterprises has alleged that ESI breached its contract to provide such services and has wrongfully attempted to terminate the contract. Enterprises seeks declaratory relief against ESI to enforce the contract's arbitration provisions, and also seeks reimbursement of approximately $1,700,000 wrongfully withheld by ESI, and other contractual and punitive damages. Effective August 20, 1998 the contract with ESI terminated and U.S. Xpress assumed total control of all payroll. The Company presently believes that the contract termination and litigation will not have a material adverse impact on the Company.

FUEL PURCHASE COMMITMENTS

     The Company uses forward purchase commitments to mitigate the effects of fluctuations in the price of fuel. During the nine months ended September 30, 1998, the Company did not have in place any derivative financial instruments for fuel price protection. The Company did utilize fuel purchase commitments ranging from 1,500,000 gallons in January to 1,000,000 gallons in September 1998. The Company has additional commitments ranging from 1,000,000 gallons per month in October 1998 to 750,000 gallons per month in December of 1999 at varying price levels.

EARNINGS PER SHARE
     Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. All prior EPS data have been restated. The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 83,000 and 124,000 equivalent shares in the three month period ended September 30, 1998 and 1997, respectively, and 99,000 and 109,000 equivalent shares in the nine month period ended September 30, 1998 and 1997, respectively.

RECLASSIFICATIONS
     Certain reclassifications have been made in the fiscal 1997 financial statements to conform to the 1998 presentation.


3.   COMMITMENTS AND CONTINGENCIES

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $14,136,000 outstanding at September 30, 1998. The letters of credit are maintained primarily to support the Company's insurance program.

4.   DEBT

     In January 1998, the Company obtained a new revolving credit facility providing capacity of up to $200,000,000. A portion of the availability under this new line was immediately used to retire the existing line of credit and pay off other long term indebtedness bearing higher interest rates. The credit facility operates as a revolving credit facility until its maturity in January 2001. Interest on outstanding borrowings is based the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The facility has optional one year extensions, with the agreement of all parties. In August 1998 the Company entered into an agreement to increase the capacity under the line of credit from $200,000,000 to $225,000,000. The other provisions of the credit facility remain unchanged.

     In February 1998, the Company entered into Interest Rate Swap agreements providing for the Company to pay a fixed interest rate on $55,000,000 of its borrowings under the Line of Credit. The agreements provide for the Company to pay interest at a rate of approximately 5.66%, plus the applicable credit margin, for five years.

     Borrowings (including letters of credit) under the Credit Agreement are limited to the lesser of (a) 90% of the book value of eligible revenue equipment plus 85% of eligible receivables; or (b) $225,000,000. At September 30, 1998, $11.9 million of available borrowings were unused under the facility.

     The Credit Agreement contains a number of covenants that limit, among other things, the payment of dividends, the incurrence of additional debt, and liens on assets as security for other indebtedness. The Credit Agreement also requires the Company to meet certain financial tests, including a minimum amount of net worth, a minimum amount of fixed charge coverage and a maximum amount of leverage. The Company was in compliance with these covenants at September 30, 1998.

LEASE ON HEADQUARTERS
     In March 1998, the Company entered into an Agreement with a financial institution to provide funding for the construction of a new headquarters facility. When completed, the building will contain approximately 100,000 square feet of space for administrative and operating functions of the Company. It will be located in a commercial park in Chattanooga, Tennessee. The new building will be leased under an operating lease with an initial term of five years and providing for mutually agreeable extension terms of up to three years each.

     Upon completion of this facility, the Company will consolidate its administrative and operating functions and terminate its leases at its Market Street and Shallowford Road facilities also in Chattanooga. The expected completion date is December 1998.

5.   ACQUISITIONS OF VICTORY EXPRESS AND PST VANS, INC. AND
     PRO FORMA FINANCIAL INFORMATION

     Effective January 29, 1998, the Company acquired Victory Express, Inc., a non-union truckload carrier based in Medway, Ohio, for $51 million in cash and assumption of approximately $2 million in debt, in a transaction accounted for by the purchase method of accounting.

     Effective August 28, 1998, the Company acquired PST Vans, Inc., a non-union truckload carrier based in Salt Lake City, Utah for $11.9 million in cash, issuance of approximately 1.1 million shares of U.S. Xpress stock, and the assumption of $52.0 million in debt, in a transaction accounted for by the purchase method of accounting.

     The results of operations of Victory Express and PST Vans are included in the accompanying consolidated financial statements from the dates of their respective acquisitions. The pro forma financial information below is based on the historical financial statements of U.S. Xpress Enterprises, PST Vans, and Victory Express and adjusted as if the acquisitions had occurred on January 1, 1997, with certain assumptions made that management believes to be reasonable. This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transactions been completed at the beginning of the respective periods or indicative of the results that may occur in the future.


                                                1998            1997
                                                ----            ----
                                                    (Unaudited)

OPERATING REVENUE                             $521,412         $466,761
INCOME FROM OPERATIONS                          35,505           24,339
INCOME BEFORE INCOME TAX PROVISION              25,508           15,518
NET INCOME                                      15,532            9,251
EARNINGS PER SHARE - BASIC                        0.96             0.68
EARNINGS PER SHARE - DILUTED                      0.95             0.68


WEIGHTED AVERAGE SHARES - BASIC                 16,177           13,589
WEIGHTED AVERAGE SHARES - DILUTED               16,276           13,698

6.   YEAR 2000 COMPLIANCE

     Some computer systems that use two digits to indicate a year will not be able to process data properly for the year 2000. The Company has assessed the ability of its software and operating systems to function in the year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are year 2000 compliant. Testing of U.S. Xpress systems for year 2000 compliance is scheduled for July 1999. Systems in use at CSI/Crown are presently 50% compliant with year 2000 requirements. Programming to make CSI/Crown systems compliant is expected to be completed by December 1998. Testing of CSI/Crown systems is scheduled for March 1999.

      U.S. Xpress is currently obtaining status updates and information concerning the year 2000 compliance from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve year 2000 compliance, the Company's business or operations could be adversely affected. With that in mind U.S. Xpress is putting in place a plan to replace those vendors and/or suppliers that will not be compliant.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

     Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

     The Statement could increase the volatility in earnings and other comprehensive income, however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

8.   STOCK REPURCHASE

     Effective August 28, 1998, the Company was authorized by its board of directors to purchase up to 750,000 shares of the Company's outstanding Class A Common Stock in the open market. Through September 30, 1998, the Company repurchased all of the 750,000 shares authorized in the open market. In addition, the Company announced that it also has repurchased 184,289 shares of the Company's Class A Common Stock in a private transaction with a non-affiliated stockholder prior to September 30, 1998 and 200,000 additional shares subsequent to September 30, 1998. In total, the Company has repurchased 1,134,289 shares in the open market and private transactions at an average price of $11.34 per share.

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

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the components of the consolidated statements of income expressed as a percentage of operating revenue:


                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30,                SEPTEMBER 30,
                                 1998          1997           1998         1997
                                 ----          ----           ----         ----
OPERATING REVENUE               100.0%        100.0%         100.0%       100.0%
                                -----         -----          -----        -----

OPERATING EXPENSES:
  SALARIES, WAGES AND BENEFITS   39.6          40.6           40.7         41.0
  FUEL AND FUEL TAXES            12.4          14.8           13.5         15.8
  VEHICLE RENTS                   5.2           6.5            5.7          6.6
  DEPRECIATION & AMORTIZATION     4.3           2.7            4.3          2.7
  PURCHASED TRANSPORTATION       10.6           8.6            9.6          7.6
  OPERATING EXPENSE & SUPPLIES    6.8           6.7            6.4          6.4
  INSURANCE PREMIUMS & CLAIMS     3.9           3.4            3.5          3.3
  OPERATING TAXES & LICENSES      1.9           1.5            1.7          1.7
  COMMUNICATIONS & UTILITIES      1.7           1.5            1.6          1.5
  GENERAL & OTHER OPERATING       5.4           6.0            5.5          6.5
                                -----         -----          -----        -----
   TOTAL OPERATING EXPENSES      91.8          92.3           92.5         93.1
                                -----         -----          -----        -----

INCOME FROM OPERATIONS            8.2           7.7            7.5          6.9
                                -----         -----          -----        -----

OTHER INCOME AND (EXPENSES):
  INTEREST EXPENSE               (1.8)         (1.3)          (1.6)        (1.4)
                                -----         -----          -----        -----
                                 (1.8)         (1.3)          (1.6)        (1.4)
                                -----         -----          -----        -----

INCOME BEFORE INCOME TAX
  PROVISION                       6.4           6.4            5.9          5.5

INCOME TAX PROVISION              2.6           2.5            2.4          2.2
                                -----         -----          -----        -----

NET INCOME                        3.8%          3.9%           3.5%         3.3%
                                =====         =====          =====        =====

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE
THREE MONTHS ENDED SEPTEMBER 30, 1997


     Operating revenue during the three month period ended September 30, 1998 increased $34.8 million, or 30.2%, to $150.2 million, compared to $115.4 million during the same period in 1997. This increase resulted primarily from the acquisitions of Victory Express in January 1998 and PST Vans in August 1998, which together contributed $25.9 million of the $34.8 million increase. Additionally, U.S. Xpress linehaul operations contributed $8.9 million to the increase from increased revenue miles and $1.2 million increase in logistics revenue.

     Operating expenses represented 91.8% of operating revenue for the three months ended September 30, 1998, compared to 92.3% during the same period in 1997.

     Salaries, wages and employee benefits as a percentage of revenue were 39.6% during the three months ended September 30, 1998, compared to 40.6% during the same period in 1997. The decrease is primarily attributable to an increase in the number of owner-operators to 432 at September 30, 1998, compared to 112 during the same period in 1997. The August 28th acquisition of PST Vans accounted for 277 of the 320-unit increase. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 12.4% during the three months ended September 30, 1998, compared to 14.8% during the same period in 1997. As a percentage of operating revenue, excluding logistics and non-transportation revenue, fuel and fuel taxes were 13.0% during the three months ended September 30, 1998, compared to 15.7% during the same period in fiscal 1997. This decrease was primarily attributable to 13.4% decrease in the average price per gallon of fuel. The decrease in fuel expense was also due in part to the increase in the use of owner-operators, as well as a 1.7% increase in freight rates. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 5.2% during the three months ended September 30, 1998, compared to 6.5% during the same period of 1997. Depreciation and amortization as a percentage of operating revenue was 4.3% for the three months ended September 30, 1998, compared to 2.7% during the same period in 1997. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the three months ended September 30, 1998 were $0.3 million compared to gains of $0.6 million during the same period in 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.5% during the three months ended September 30, 1998, compared to 9.2% during the same period in 1997. The increase in depreciation and the corresponding decrease in vehicle rent are due primarily to the Company exercising its purchase option on tractors previously financed with operating leases. In August 1997, the Company used $47.9 million of the proceeds from the secondary offering to payoff leases.

The savings from these payoffs were offset in part by an increase in depreciation expense. The overall savings was offset in part by replacing some older trailers, which were fully depreciated in 1997, with new leased trailers in 1998.

     Purchased transportation as a percentage of operating revenue was 10.6% during the three months ended September 30, 1998, compared to 8.6% during the same period in 1997. This increase is primarily due to an increase of the Company's owner-operator fleet to 432 as of September 30, 1998 from 112 as of September 30, 1997. The increase in purchased transportation expense was also due in part to a 34.3% increase in logistics revenue, which is serviced by outside agents.

     General and other operating expenses as a percentage of operating revenue were 5.4% during the three months ended September 30, 1998, compared to 6.0% during the same period in 1997. This decrease was primarily due to the 30.2% increase in revenue and that general and other operating expenses are relatively fixed.

     Income from operations for the three months ended September 30, 1998 increased $3.7 million, or 42.0%, to $12.5 million from $8.8 million during the same period in 1997. As a percentage of operating revenue, income from operations was 8.2% for the three months ended September 30, 1998, compared to 7.7% in 1997.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE
NINE MONTHS ENDED SEPTEMBER 30, 1997

     Operating revenue during the nine-month period ended September 30, 1998 increased $97.6 million, or 31.0%, to $412.5 million, compared to $314.9 million during the same period in 1997. This increase was due in part from the acquisitions of Victory Express in January 1998 and PST Vans in August 1998, which together contributed $51.3 million of the $97.6 million increase. Additionally, U.S. Xpress linehaul operations contributed $46.3 million to the increase from increased revenue miles and $5.8 million increase in logistics revenue.

     Operating expenses represented 92.5% of operating revenue for the nine months ended September 30, 1998, compared to 93.1% during the same period in 1997.

     Salaries, wages and employee benefits as a percentage of revenue were 40.7% during the nine months ended September 30, 1998, compared to 41.0% during the same period in 1997. The decrease is primarily attributable to an increase in the number of owner-operators to 432 at September 30, 1998, from 112 during the same period in 1997. The August 28th acquisition of PST Vans accounted for
277 of the 320-unit increase.    All owner-operator expenses and purchased
linehaul services are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 13.5% during the nine months ended September 30, 1998, compared to 15.8% during the same period in 1997. The percentage decrease was mitigated by logistics and non-transportation revenue of $21.6 million during the nine months ended September 30, 1998, compared to $17.8 million during the same period in 1997. As a percentage of operating revenue, excluding logistics and non-transportation revenue, fuel and fuel taxes were 14.6% during the nine months ended September 30, 1998, compared to 16.8% during the same period in 1997. This decrease was primarily attributable to 14.6% decrease in average price per gallon. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 5.7% during the nine months ended September 30, 1998, compared to 6.6% during the same period in 1997. Depreciation and amortization as a percentage of operating revenue was 4.3% for the nine months ended September 30, 1998, compared to 2.7% during the same period in 1997. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the nine months ended September 30, 1998 were $0.1 million compared to gains of $1.6 million during the same period in 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.0% during the nine months ended September 30, 1998, compared to 9.3% during the same period in 1997. In August 1997, the Company used $47.9 million of the proceeds from the secondary offering to payoff leases. The savings from these payoffs were off set in part by an increase in depreciation expense. The overall increase in expense was due in part to replacing older fully depreciated trailers in 1997 with new leased trailers in 1998.

     Purchased transportation as a percentage of operating revenue was 9.6% during the nine months ended September 30, 1998, compared to 7.6% during the same period in 1997. This increase is primarily due to an increase in the use of owner-operators to 432 at September 30, 1998, as compared to 112 at September 30, 1997. Additionally, logistics revenue increased 63.7% to $14.9 million during the nine months ended September 1998 from $9.1 million during the same period 1997. Logistics revenue is serviced primarily by outside agents.

     General and other operating expenses as a percentage of operating revenue were 5.5% during the nine months ended September 30, 1998, compared to 6.5% during the same period in 1997. This decrease was primarily due to the 31.0% increase in revenue and that many costs associated with general and other operating expenses are relatively fixed. Additionally, the Company eliminated some terminals during the second and third quarters in 1997, which reduced building rent and overhead expenses in 1998.

     Income from operations for the nine months ended September 30, 1998 increased $9.5 million, or 43.4%, to $31.4 million from $21.9 million during the same period in 1997. As a percentage of operating revenue, income from operations was 7.5% for the nine months ended September 30, 1998, compared to 6.9% during the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity during the nine month period ended September 30, 1998, were funds provided by operations, lines of credit and proceeds from the sale of used property and equipment. At September 30, 1998, the Company had in place a $225.0 million credit facility with a group of banks with a weighted average interest rate of 6.33%, of which $11.9 million was available for borrowing. In the remainder of fiscal 1998, the Company's primary sources of liquidity are expected to be funds provided by operations and borrowings under lines of credit.

     Cash generated from operations was $25.6 million during the first nine months of fiscal 1998, compared to $8.8 million during the same period last year. Net cash used in investment activities was $104.8 million in the first nine months of fiscal 1998, compared to $37.8 million during the same period in 1997. Of the cash used in investment activities, $86.0 million was used to acquire additional property and equipment for the first nine months of fiscal 1998. The Company used $62.6 million, net of cash acquired, in business acquisitions in the first nine months of fiscal 1998, compared to $8.0 million during the same period in 1997. This increase is primarily due to $50.3 million used to acquire Victory Express and $11.8 million used to acquire PST Vans.

     Net cash provided by financing activities was $77.3 million during the first nine months of fiscal 1998, compared to $32.8 million during the same period of 1997. Net borrowings under lines of credit and long-term debt were $85.4 million during the first nine months of fiscal 1998, compared to net repayments of $19.2 million during the same period of 1997. This increase is primarily due to the borrowings associated with the purchase of Victory Express and PST Vans and refinancing of equipment previously financed through operating leases.

     During 1998, the Company entered into a $225.0 million loan and security agreement maturing January 15, 2001. Interest on outstanding borrowings is based upon the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The note is collateralized by certain property and equipment of the Company.

     Management believes that funds provided by operations and from borrowings under lines of credit will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) A Form 8-K was filed on September 14, 1998 to report the Acquisition of PST Vans, Inc. pursuant to the Agreement and Plan of Merger dated July 7, 1998 by and among U.S. Xpress Enterprises and PST Acquisition Corp.

      (b) A Form 8-K/A was filed on September 18, 1998 to report the financial and pro forma statements in relation to the Acquisition of PST Vans, Inc.

      (c)  Financial Data Schedule (for SEC use only)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. XPRESS ENTERPRISES, INC.
                                                (REGISTRANT)



DATE:  NOVEMBER 16, 1998                 BY:  /S/ PATRICK E. QUINN
                                              ------------------------------
                                              PATRICK E. QUINN
                                              PRESIDENT



DATE:  NOVEMBER 16, 1998                 BY:  /S/ RAY M. HARLIN
                                              ------------------------------
                                              RAY M. HARLIN
                                              PRINCIPAL FINANCIAL OFFICER