Form 10-K
period 1998-12-31
US XPRESS ENTERPRISES INC
filed 1999-03-31
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24806
                                                -------

                         U.S. XPRESS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                        62-1378182
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


            4080 Jenkins Road
          Chattanooga, Tennessee                           37421
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code: (423) 510-3000
                                                    --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $161,845,272.75 as of March 3, 1999 (based upon the $16.625 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the Registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 3, 1999, the Registrant had 13,069,754 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 11, 12, and 13 of this Report is incorporated by reference from the Registrant's definitive proxy statement dated March 30, 1999 for the 1999 annual meeting of stockholders.

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

General

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services in the United States, Canada and Mexico. The Company is one of the five largest publicly-owned truckload carriers in the United States. The Company is a leader in the expedited services segment of the truckload market and in the adoption of proven new technologies to improve service and reduce costs.

The Company has two business segments, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress, accounted for approximately 90% of the Company's 1998 revenues. U.S. Xpress provides three principal services:
i) time-definite and expedited services with medium and long lengths of haul of 800 to 3,000 miles; ii) time-definite and expedited regional services with lengths of haul of 100 to 1,200 miles in the Western, Southeastern, Midwestern and Eastern regions of the United States; and iii) expedited truckload transportation logistics services for the air freight industry.

CSI/Crown provides logistics services to the floorcovering industry, including:
i) consolidation of separate customer orders into truckload quantities; ii) coordination of truckload transportation to Company-owned service centers and third-party agent facilities for local delivery to warehousing services; and iv) retail sales of installation supplies, including the Company's private-label "Installer's Choice" brand of floorcovering installation products.

The Company's mission is to provide high levels of service to customers utilizing proven technologies and skilled employees. The Company's operating and growth strategies are focused on seizing specific market opportunities and capitalizing on evolving trends in the transportation industry. These strategies include:

1) Position the Company as a premier high-quality service provider. The Company focuses on providing time-definite and expedited truckload services to customers that operate supply chain management systems, and particularly those that manage their flow of raw materials, in-process products and finished goods on a "just-in-time" basis. The Company was one of the first in the industry to establish time-definite pickups and deliveries as a standard for service quality. Time-definite service is a critical element in efficient supply chain and distribution systems management. In addition, the Company is one of the few truckload carriers to provide expedited service throughout the continental United States and in parts of Canada and Mexico. This is particularly important to shippers that operate multiple, geographically-separated facilities. In addition, the Company has consistently been a leader in the truckload industry in providing customers with access to operating and service-related technologies that provide value to shippers. The Company's electronic commerce ("E-Commerce") capabilities, in particular, differentiate the Company from most other truckload suppliers. The Company provides its customers with capabilities to use E-Commerce using the Internet, private networks and third-party networks.

2) Expand core carrier relationships with shippers. Many shippers are reducing the number of carriers they use and instead are expanding relationships with their most highly-valued carriers. Those companies selected for the most significant supplier relationships with shippers are called "core carriers". This trend is resulting in opportunities in which the Company's depth and breadth of service capabilities provides it with an advantage over many of its competitors in competing for the reduced number of core carrier positions with major shippers and with third-party providers that manage logistics operations for many shippers. The Company provides longhaul and regional truckload services, expedited and time-definite services and dedicated fleet management services. This range of capabilities, coupled with the Company's capacity of approximately 4,400 tractors at December 31, 1998, have positioned the Company to be qualified to serve as a core carrier for the very largest shippers in the United States. The Company has established dozens of core carrier relationships with major shippers and third-party logistics providers. In seeking core carrier relationships, the Company emphasizes its service capabilities and capacity, as well as its commitment to flexibility, responsiveness and analytical planning. Among the Company's customers that have designated the Company as a core carrier are major shippers Armstrong World Industries, Amana, Carrier Corporation, DuPont, Federal Express, Hewlett-Packard and Kimberly Clark.

3) Position the Company as a driver-friendly employer. The labor market for qualified professional truck drivers is extremely competitive, providing a competitive advantage to driver-friendly employers like the Company. The Company focuses significant resources and attention on the successful recruiting, hiring, training and retention of qualified professional solo and team drivers. At December 31, 1998, the Company operated 4,425 tractors in its fleet, an increase of 56% from December 31, 1997. This increase was achieved through internal growth and the acquisitions of truckload carriers Victory Express and PST Vans. The Company was able to hire sufficient numbers of drivers and to retain most of the drivers employed by the acquired companies to operate the larger fleet. Management believes that its success in hiring and retaining qualified solo and team drivers is due to its high-quality equipment; high utilization of equipment, which translates into high miles and take-home pay for drivers; driver-friendly freight that does not require drivers to load or unload; flexible work schedules that enable some drivers to work schedules that accommodate their personal obligations and lifestyles; and creative recruiting strategies that recognize the changing demographics of the American work force and seek to expand the diversity of the driver force. Management also believes that it is critical that the Company remains in the upper tier of carriers for total driver compensation in order to continue to attract and retain experienced
drivers.   Continuing success in recruiting, hiring, training and retaining sufficient drivers to staff the increasingly larger fleet is critical to the Company achieving its financial growth objectives.

4) Emphasize relationships with logistics providers. Many major manufacturers and distributors are increasingly focusing on their core competencies and outsourcing some or all of their logistics and transportation requirements to logistics firms. Some shippers recognize significant cost savings and improved performance by outsourcing transportation requirements and focusing their resources on their core businesses. Logistics providers typically manage transportation purchasing, coordination and freight allocation for their customers. This trend is providing opportunities for the Company to establish working relationships with important logistics suppliers, and thereby obtain significant new customer accounts. Industry analysts have estimated that about 5% of freight in the U.S. is managed by logistics providers, and this share is expected to grow to 10% by the year 2000. A small number of logistics providers have jumped to the forefront of this young industry and have obtained significant business volumes from large shippers.

The Company has established relationships with three of the leading logistics suppliers -- J.B. Hunt Logistics, Menlo Logistics and Ryder Integrated Logistics. These relationships have resulted in significant business opportunities to serve large shippers whose logistics are managed by these
third-party logistics firms.   For example, the Company now serves four large
shippers represented by J.B. Hunt Logistics. Management believes that as it continues to demonstrate its capabilities and performs to the demanding requirements of logistics providers, it can earn additional business opportunities from quality logistics providers.

5) Pursue acquisition opportunities. Many carriers are experiencing competitive and/or financial pressures that are increasingly making it difficult for them to successfully compete in the truckload industry. This is resulting in
acquisition opportunities for well-capitalized carriers like the Company.   The
Company has grown significantly through eleven strategic acquisitions in the 1990s. U.S. Xpress now includes the operations of seven companies acquired in the 1990s -- Southwest Motor Freight, Hall Systems, National Freight Systems, Michael Lima Transportation, JTI, Inc., Victory Express, Inc and PST Vans, Inc. Victory Express was acquired in January 1998 and PST Vans was acquired in August 1998. CSI/Crown's operations include two companies -- Crown Transport Systems and CSI/Reeves; and assets purchased from Great Southern Xpress and Rosedale Transport. These acquisitions have significantly expanded the Company's capabilities and capacity and have been a significant contributor to the Company's growth. While acquisitions remain an important part of the Company's long-term future direction, the Company is placing its primary emphasis in 1999 on improving its operating results, including those obtained through acquisitions.

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

Expedited Service

The Company's expedited service consists of the pick up and delivery of freight on prescribed schedules at transit times competitive to deferred air freight service. The Company is able to meet these transit times through the use of team drivers or relays at much lower cost than deferred air freight. In 1998, revenue from expedited services to manufacturers, distributors, third-party logistics providers and air freight companies was $193.4 million, an increase of 37.8% from 1997. Shipments from air freight customers in 1998 increased 51.4% from 1997 to $56.0 million and accounted for 29% of expedited services revenue. The remaining 71% was derived from service to manufacturers, distributors, retailers, freight forwarders, consolidators and third-party logistics providers in various industries.

Regional Service

About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity to each other. These factors make regional service capabilities an important aspect in qualifying the Company for core carrier accounts. The Company provides regional service involving shipments of 200-1,000 miles in the Southeast, Midwest and Western regions of the United States. In 1998, revenues from regional service totaled $131.5 million, an increase of 35.5% from 1997.

Dedicated Services

Some shippers use transportation or logistics companies to manage all or part of their logistics and transportation operations. Many of these shippers have historically operated their own fleets to transport their products. The Company's management expertise, capacity and systems have positioned it to provide dedicated services in which specific tractors and drivers are assigned to specific customer accounts. Through dedicated service relationships, customers obtain a high degree of assurance of available capacity to meet their requirements. U.S. Xpress benefits by receiving increased business volume from key customers and by improving planning of equipment requirements. Driver safety is enhanced because the same drivers travel the same lanes repeatedly. Drivers also benefit through enhanced predictability of their schedules, reduced downtime between loads and more predictability of their off-duty time. These dedicated accounts represented $34.8 million in revenues in 1998. In addition, approximately 514 tractors at U.S. Xpress are dedicated to specific customers or geographic lanes.

Logistics Services

U.S. Xpress provides logistics services, principally expedited truckload services, utilizing Company equipment and a network of contract carriers. Most of the customers for these services are airlines, air freight forwarders and customs brokers involved in the air freight industry. Customers are identified and acquired through the Company's own sales efforts and through a network of sales agents. The contract carrier network also provides supplementary capacity to U.S. Xpress when U.S. Xpress equipment is not available.

Floorcovering Logistics

CSI/Crown is a leading independent nationwide provider of logistics services for the floorcovering industry. CSI/Crown picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations; contracts with U.S. Xpress and other truckload carriers to deliver the products to CSI/Crown service centers or to contract agents and delivery services; and delivers the products to floorcovering distributors and retailers in all 50 states, Canada and Mexico. In addition, CSI/Crown provides warehouse facilities and cutting services and sells floorcovering installation supplies. CSI/Crown also provides dedicated services by assigning specific equipment to specific customers and uses the equipment to promote the customers' brands on the equipment. In this way, customers obtain the benefits of assured capacity and brand promotion without incurring the management costs and inherent inefficiencies of operating a private fleet. CSI/Crown benefits by being assured consistent volume for its dedicated equipment and drivers. CSI/Crown's 1998 revenues were $74.5 million, an increase of 3.0% from 1997.

Marketing and Customers

The Company's success in marketing its services is based on its commitment to high levels of service, capabilities, capacity, flexibility, responsiveness, analytical planning and information technology management. The Company's marketing department and field sales personnel identify new business prospects and implement marketing programs to obtain and retain customer accounts.

Mr. Quinn, the Company's Co-Chairman, and Mr. Lusk, the Executive Vice President of Marketing, are directly involved in marketing the Company's services at the national account level and supporting local sales activities. In addition, the Company employs 25 full-time marketing representatives, who are geographically dispersed.

The Company's top 50 customers, most of which have designated the Company as a core carrier, accounted for approximately 51% of revenues in 1998. During 1998, no single customer accounted for more than 6% of the Company's revenue.

Technology

The Company utilizes proven new technologies that yield both competitive service advantages and the ability to more profitably serve its niche markets. The Company has long been a leader in the truckload industry in adopting new operation technologies. Management believes that the Company's information systems are one of its principal competitive advantages.

Qualcomm

The Company is a leader in the innovation of computer information systems that are integrated with the QUALCOMM Omnitracs satellite communications system ("the QUALCOMM system"). These systems integrate operations systems and the principal back-office functions of payroll, billing, fuel and accounting with the QUALCOMM system. The QUALCOMM system was first utilized by the Company in 1990. The QUALCOMM system simplifies the location of equipment and permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, fuel, taxes paid, mileage operated, payroll, safety, traffic and maintenance information. For example, load planners assign loads by entering the required information into the system. Drivers then access the previously-planned load from the system and acquire all the necessary customer, order and routing information through their onboard display unit, thus eliminating waiting time and inefficient dependence on truck stop telephones. The QUALCOMM system permits transmission of load assignments directly to the onboard display unit and will signal a driver when an assignment is available so that he or she may sleep in the tractor pending an assignment. In addition, through the QUALCOMM system, drivers have direct access to the Company's IBM AS/400 computer. This capability enables the driver to access information from operations and payroll systems, such as requesting payroll settlement information and cash advances on the road.

Load Planning/Dispatch

The Company operates the QUALCOMM Decision Support System ("QDSS"), a dispatch optimization software system. This software package provides the capability to efficiently allocate equipment and drivers to available loads. QDSS maximizes utilization of the Company's equipment and contributes to improved customer and driver satisfaction. Load planners convert customer orders into daily pre-planned freight dispatches. Driver managers then send instructions to drivers via the QUALCOMM system. Drivers access the order when they are ready for the next load assignment. Drivers can obtain shipment orders, pickup and delivery instructions, customer location and routing information through the onboard computer. Through QDSS, the Company seeks to identify potential problems of too much or too little freight in a particular geographic region. The Company seeks additional freight in the affected area, or its logistics group seeks alternative carriers to handle overflow loads.

Document Imaging

The Company utilizes an optical character recognition system that scans documents such as bills of lading, driver logs and fuel receipts onto optical disks or other storage media. This system has reduced clerical management time required to enter and retrieve information, while enhancing the availability and increasing the utilization of data by customers.

E-Commerce

The Company's E-Commerce capabilities provide customers with an efficient means of communicating with the Company and performing a myriad of tasks. These capabilities have been developed over the last ten years, as the Company continuously enhanced its electronic communication capabilities with customers. Until 1996, most of the electronic communication with customers was conducted using private computer networks or networks administered by third parties. In 1996, the Company introduced its proprietary Internet-based "Xpress Connect" system that enables customers to perform E-Commerce functions via the Internet.

The Company's automated administrative and operating systems enable customers to obtain freight rates, place orders, obtain real-time information on the status of their shipments, receive invoices, pay bills, obtain optically-imaged proofs of delivery and generate reports. This system provides significant operating advantages to U.S. Xpress and its customers, including real-time information flow, reduction or elimination of paperwork, error-free transcription and reductions in clerical personnel. The Company's broad range of E-Commerce capabilities enables customers to obtain and exchange information with the Company in a variety of computer formats.

Management believes that its E-Commerce capabilities are an important aspect of the total service it provides to customers. Management also believes that it must continue to enhance its E-Commerce capabilities to ensure future competitiveness in its industry. The Company is working toward a goal of providing direct connectivity between its customers and drivers via the Internet. The Company's Internet web site, located at www.usxpress.com, provides
                                                      ----------------
customer-specific information to qualified customers and provides security protection to ensure that only specific customers can access information about their orders.

Approximately 65% of the Company's customers use some form of E-Commerce with the Company, and more than half of the participants in E-Commerce use the specific capabilities to receive and pay invoices through electronic funds transfers.

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

Year 2000 Compliance

Some computer systems that use two digits to indicate a year will not be able to process data properly for the Year 2000. The

Company has assessed the ability of its software and operating systems to function in the Year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are Year 2000 compliant. A complete comprehensive test of the U.S. Xpress systems for Year 2000 compliance is scheduled for July 1999. Systems in use at CSI/Crown are presently 50% compliant with Year 2000 requirements. Programming to make CSI/Crown systems compliant is expected to be completed by June 30, 1999. Testing of CSI/Crown systems is scheduled for July 1999. U.S. Xpress is currently obtaining status updates and information concerning the Year 2000 compliance from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. With that in mind, U.S. Xpress is putting in place a plan to replace those vendors and/or suppliers that will not be compliant. The costs to the Company in achieving Year 2000 compliance have not been material and are not expected to be material in the future.

Equipment

The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty maintenance agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated a substantial portion of its repurchase commitments from its primary equipment vendors for disposal of a substantial portion of its equipment. These agreements reduce the Company's risks related to equipment disposal values.

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

The Company now purchases or leases Century Class tractors or Volvo VIN 770s for substantially all of the additions and replacements to its fleet. Tractors are typically replaced every 36 to 48 months, generally well in advance of the need for major engine overhauls. This schedule can be accelerated or delayed based on resale values in the used truck market and the differential between those
values and new truck prices.   In January 1998, the Company acquired Victory
Express, Inc. and in August 1998, the Company acquired PST Vans, Inc. These two acquisitions resulted in the Company acquiring ownership and assuming leases for tractors of various ages that were generally older than the Company's fleet.

Trailers

The Company's dry van trailers have cubic capacity that is among the largest in the industry. In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that are more durable, have greater cubic capacity and stiffer sidewalls, and do not fracture as easily as conventional aluminum trailers. The Company currently purchases Wabash Duraplate trailers for substantially all of the additions and replacements to its fleet.

Competition

The transportation services business is extremely competitive. The Company competes primarily with other truckload carriers and, particularly in the longer haul markets, with intermodal transportation, railroads and providers of deferred air freight service. Competition from railroads and intermodal transportation likely would increase if state or federal highway fuel taxes were increased without a corresponding increase in taxes imposed on fuel used by railroads.

Generally, competition for the freight transported by the Company is based on service, efficiency and freight rates. Historically, increased competition has created downward pressure on the truckload industry's pricing structure. Prolonged weakness in freight markets or downward pressure on freight rates could adversely affect the Company's results of operations or financial condition. Some competitors have greater financial resources, operate more equipment and transport more freight than the Company.

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

The Company has underground storage tanks for diesel fuel in use at terminals in Birmingham, Alabama; Tunnel Hill, Georgia; Lincoln, Nebraska; Medway, Ohio; Oklahoma City, Oklahoma; and Salt Lake City, Utah. As a result, the Company is subject to regulations promulgated by the Environmental Protection Agency ("EPA") in 1988 governing the design, construction and operation of underground fuel storage tanks from installation to closure. For underground fuel storage tanks in existence at the time the regulations were promulgated in 1988, which includes the tank at the Medway terminal, the regulations require that tanks be upgraded to meet specified standards concerning corrosion protection, spill or overfill protection and release detection on a phased timetable which began in 1989 and ended in 1998. The Company believes all of its tanks are in compliance with EPA regulations.

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

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as equipment weight and dimensions are also subject to federal and state regulations. DOT evaluates carriers and provides safety fitness ratings based on conformance with requirements and accident frequency. U.S. Xpress and CSI/Crown each have satisfactory safety fitness ratings. Victory Express and PST Vans, which were acquired by the Company in 1998, also had satisfactory ratings at the time of their acquisitions.

The Company secures appropriate insurance coverage at cost-effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company currently purchases primary and excess coverage for these types of claims at levels that management believes are sufficient to adequately protect the Company from significant claims. The Company also maintains primary and excess coverage for damage to physical properties and equipment damage resulting from collisions or other losses.

Personnel

The Company considers relations with its employees, all of whom are non-union, to be good. At December 31, 1998, the Company and its subsidiaries employed 7,165 persons. In 1997, the Company entered into an arrangement with a third party in which the Company outsourced payroll and benefits administration, unemployment insurance and workers' compensation. This agreement terminated effective August 1998.

Driver Recruiting, Training and Retention

The Company employed 5,648 drivers at December 31, 1998. Of this total, 5,386 were employed as over-the-road drivers for U.S. Xpress with the remainder involved in local delivery. Employment turnover of over-the-road drivers is a significant industry-wide problem. Recruiting, training and retention of qualified drivers is essential to support the Company's continued growth.

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

Management believes that one of the key elements to recruiting and retaining professional drivers is providing competitive compensation. The Company's compensation and benefits package has been structured to attract and retain quality drivers. Company drivers are compensated primarily on the basis of miles driven, with base pay per mile increasing with a driver's length of employment. Team drivers can earn additional mileage pay through mileage incentive bonuses. Management believes drivers' primary interest in compensation is their take-home pay rather than their base mileage pay. Employee benefits include paid holidays and vacations, health insurance, an employee stock purchase plan and a 401(k) retirement plan in which the Company matches 50% of employee contributions, up to six percent of compensation.

In January 1998, the Company assumed operations of a professional driver training school at its facility in Medway, Ohio that was formerly operated by Victory Express before its acquisition by U.S. Xpress. The school was certified in 1998 by the Professional Truck Driving Institute of America. In 1998, the Company trained 573 students, who then became driver trainees with U.S. Xpress. The training program provides drivers with information about the Company, its equipment and expectations, and comprehensive operational safety instruction in which students learn prescribed techniques of operating the Company's tractors and trailers. Upon graduation from the training program, the trainees are placed with experienced driver trainers to gain additional over-the-road experience. Graduates of other accredited professional driver training schools are selected based on their driving and safety records and receive additional instruction prior to being assigned to the driver training program. Management believes that continued effective operation of its driver training school and training program provides the Company with an additional source of new drivers.

To maintain high equipment utilization, particularly during periods of rapid additions of equipment to its fleet and periods of soft freight demand, the Company has implemented a number of ongoing initiatives to retain existing drivers and recruit new ones, such as handling driver-friendly freight, adopting an attractive compensation and benefits package, providing equipment with desirable driver amenities and providing a Company-wide culture of support for drivers' needs.

The Company's late-model, conventional tractors are designed for driver comfort and safety. The Company's over-the-road tractor fleet is almost entirely comprised of Century Class tractors. Standard equipment includes double sleeper bunks, extra large cabs, air-ride suspensions and additional storage for personal items. The Company also has developed specific satellite communications applications that enable drivers to remain in touch with their families, receive information about pay and expense advances, directions to customer locations, weather updates and load assignments. The Company also provides pre-paid telephone calling cards that contain 30 minutes of free calling time per month to drivers. Drivers have the ability to add time to the cards by charging a personal credit card or through payroll deduction. The Company also participates in an electronic mail system in which drivers can exchange personal electronic mail via the Internet using the onboard QUALCOMM system. Drivers pay for the cost of e-mail messaging through their telephone calling card.

Independent Contractors

In addition to its driver workforce, the Company has contractual relationships with independent contractors who own and operate their own equipment and provide professional driving services to the Company. At December 31, 1998, 450 independent contractors provided professional driving services to the Company.

Fuel

Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. However, many of the Company's customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. However, there is no assurance that such fuel surcharges could be used to offset future increases in fuel prices. Additionally, at times fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel. During 1998, fuel prices steadily declined. The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in compliance with all laws and regulations.

ITEM 2.   PROPERTIES

In late 1998, the Company entered into a five-year lease of a newly constructed corporate office and operations facility in Chattanooga, Tennessee. By early January 1999, the Company had completed the move of approximately 500 employees from previously leased facilities to the new headquarters. The new facility encompasses nearly 100,000 square feet of office space and includes state-of-the-art information management and communications systems.

Most of the Company's operating facilities and terminals are leased. Through its acquisition of Victory Express in 1998, the Company acquired a leased facility in Medway, Ohio. In the August 1998 acquisition of PST Vans, the Company acquired ownership of the facility based in Salt Lake City, Utah. At year-end 1998, U.S. Xpress operated terminal facilities in these locations:
Birmingham, Alabama; Fontana and Sacramento, California; Tunnel Hill, Georgia; Boise, Idaho; Bowling Green, Kentucky; Lincoln, Nebraska; Medway, Ohio; Oklahoma City, Oklahoma; North Sioux City, South Dakota; Houston, Texas and Salt Lake City, Utah. Eight of these terminals include maintenance facilities. Several terminals include driver lounges and customer service functions for local pickups and deliveries.

CSI/Crown is based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to Company-owned and agent-operated distribution service centers. At year-end 1998, CSI/Crown operated 21 distribution service centers, all of which were leased properties.

ITEM 3.   LEGAL PROCEEDINGS

Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization (PEO) in which the PEO is a co-employer with the Company for substantially all of the Company's personnel. The PEO was responsible for processing and the administration of the Company's payroll, including tax reporting, and provided group health benefits and workers' compensation coverage. On July 22, 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga. The complaint alleged that ESI agreed to perform certain employer organization services for the Company, including administration of programs related to wages, payroll taxes, workers' compensation, employee benefit programs and other insurance and related administration services. The Company has alleged that ESI breached its contract to provide such services and wrongfully attempted to terminate the contract. The Company seeks reimbursement of approximately $2,500 wrongfully withheld by ESI, and other contractual and punitive damages. Effective August 20, 1998, the contract with ESI terminated and U.S. Xpress assumed total control of all payroll functions. On December 2, 1998, an agreed order was entered submitting all matters in dispute between the parties to binding arbitration, which is presently set for May 4, 1999. The Company presently believes that the contract termination and litigation will not have a material adverse impact on the Company.

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of security holders.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock and Stockholder Data

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. At March 3, 1999, there were 184 registered stockholders and an estimated 2,700 beneficial owners. At March 3, 1999 there were 13,069,754 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. On March 3, 1999, the closing price for the Common Stock was $16.625. Listed below is the trading activity for each quarter in the last two fiscal years:

                                        Average
Quarter Ending         High     Low   Daily Volume
--------------         ----     ---   ------------
March 31, 1997        $17.75  $12.25     22,081
June 30, 1997          20.50   17.13     34,115
September 30, 1997     20.75   19.00     77,765
December 31, 1997      24.62   21.00     63,526
March 31, 1998         24.88   18.38     57,270
June 30, 1998          21.12   15.50     92,357
September 30, 1998     18.38   10.38     87,053
December 31, 1998      16.75    9.38     66,876

Dividends

The Company does not pay cash dividends and intends to continue to retain earnings to finance the growth of the Company for the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA
          (In thousands, except per share and operating data)

                                       Year Ended              Nine Months Ended               Year Ended
                                      December 31,                December 31,                  March 31,
                                 ---------------------       ---------------------   -------------------------------
                                     1998      1997(5)        1997(4)      1996(5)     1997        1996       1995
                                 --------     --------       --------     --------   --------    --------   --------
Income Statement Data(1)
Operating revenue:
 U.S. Xpress                     $513,154     $370,674       $290,800     $228,484   $307,928    $261,533   $236,552
 CSI/Crown                         74,533       72,330         57,645       51,158     65,845      47,817     23,915
 Intercompany                      (6,286)      (9,169)        (6,173)      (8,386)   (10,954)    (9,653)     (6,136)
                                 --------     --------       --------     --------   --------   --------    --------
 Consolidated                    $581,401     $433,835       $342,272     $271,256   $362,819    $299,697   $254,331
                                 ========     ========       ========     ========   ========    ========   ========

Income from operations           $ 44,341     $ 31,109       $ 26,126     $ 14,736   $ 19,716    $  5,251   $ 18,159
Income before taxes              $ 34,497     $ 25,592       $ 21,983     $ 10,627     14,236    $     75   $ 13,557
Net income                       $ 20,717     $ 15,362       $ 13,191     $  5,708   $  7,878    $     94   $  8,263
Earnings per share - basic       $   1.38     $   1.17       $    .98     $    .47   $    .65    $    .01   $    .77
Weighted average number
 of shares outstanding -
  basic                            15,038       13,126         13,467       12,081     12,082      12,003     10,705
Earnings per share - diluted     $   1.37     $   1.16       $    .97     $    .47   $    .65    $    .01   $    .76
Weighted average number
  of shares outstanding -
   diluted                         15,162       13,236         13,582       12,151     12,168      12,076     10,806

Truckload Operating Data(2)
Total revenue miles (in
 thousands)                       418,665      308,813        241,541      194,324    261,596     222,496    204,804
Average revenue per mile         $   1.18     $   1.15       $   1.16     $   1.16   $   1.15    $   1.14   $   1.14
Tractors at end of period           4,425        2,839          2,839        2,214      2,246       1,975      1,721
Trailers at end of period          10,413        5,875          5,875        5,331      5,520       4,396      3,643
Average revenue per tractor,
 per week                        $  2,661     $  2,656       $  2,734     $  2,794   $  2,761    $  2,646   $  2,807
Total loads                       464,586      308,063        239,730      187,986    254,214     185,565    142,742
Average tractors during
 period                             3,572        2,537          2,615        2,091      2,111       1,848      1,613
Tractor miles                     459,643      333,411        265,102      209,935    282,985     239,599    216,581

Balance Sheet Data
Working capital                  $ 98,306     $ 44,813       $ 44,813     $ 23,097   $ 33,829    $ 19,606   $ 10,786
Total assets                      426,539      233,777        233,777      183,479    178,084     177,821    146,070
Long-term debt,
 net of current maturities        202,450       52,120         52,120       65,509     59,318      61,789     46,157
Stockholders' equity(3)           153,667      128,493        128,493       60,990     63,162      55,086     54,082

(1) Data for U.S. Xpress includes data for all truckload operations, including the following from their date of acquisition: Hall Systems, Inc. in October 1995; JTI, Inc. in April 1997; Victory Express, Inc. in January 1998; and PST Vans, Inc. in August 1998. Data for CSI/Crown includes from their date of acquisition CSI/Reeves, Inc. in August 1995 and the floorcovering assets of Rosedale Transport, Inc. in April 1997.
(2) Average revenue per mile is net of fuel surcharges. Tractor and trailer data includes owned and leased equipment.
(3) Reflects the sale by the Company of 2,500,000 and 2,885,000 shares of Class A Common Stock in fiscal 1995 and the 1997 transition period, respectively. Reflects in fiscal 1998, the issuance of 994,447 shares in connection with the purchase of PST and repurchase of 1,134,289 shares of Class A Common Stock.
(4) Effective December 31, 1997, the Company changed its fiscal year-end to December 31 from March 31. As a result, the transition period ended December 31, 1997 is a nine-month period.
(5) The twelve months ended December 31, 1997 and nine months ended December 31, 1996 unaudited information is supplementally provided for purposes of comparison to the year ended December 31, 1998 and the nine months ended December 31, 1997.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          (dollars in thousands, except per share data)

Effective December 31, 1997, the Company changed its fiscal year-end from March 31 to December 31. Therefore, for purposes of the Management's Discussion and Analysis of Financial Condition and Results of Operations, "fiscal 1998" refers to the fiscal year ended December 31, 1998, "1997 transition period" relates to the nine-month period ended December 31, 1997 and "fiscal 1997" refers to the fiscal year ended March 31, 1997.

Results of Operations

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                         Year Ended         Nine Months Ended
                                         December 31,          December 31,
                                     -----------------       ---------------
                                      1998      1997          1997    1996
                                     -----------------       ---------------
Operating Revenue                    100.0%     100.0%       100.0%   100.0%
                                     ----------------        --------------
Operating Expenses:
 Salaries, wages and benefits         40.2       40.8         40.5     40.7
 Fuel and fuel taxes                  13.3       15.9         15.3     16.6
 Vehicle rents                         5.6        6.5          6.4      5.7
 Depreciation and amortization,
  net of gain/loss                     4.5        2.7          2.6      3.8
 Purchased transportation             10.5        7.9          8.5      6.5
 Operating expenses and supplies       6.4        6.4          6.6      6.3
 Insurance premiums and claims         3.6        3.3          3.3      4.5
 Operating taxes and licenses          1.7        1.6          1.5      1.7
 Communications and utilities          1.5        1.7          1.7      1.8
 General and other operating
  expenses                             5.1        6.0          6.0      7.0
                                     ----------------        --------------
   Total operating expenses           92.4       92.8         92.4     94.6
                                     ----------------        --------------

Income from operations                 7.6        7.2          7.6      5.4

Other expense, net                    (1.6)      (1.3)        (1.2)    (1.5)
                                     ----------------        --------------

Income before income tax provision     6.0        5.9          6.4      3.9

Income tax provision                   2.4        2.4          2.5      1.8
                                     ----------------        --------------

Net income                             3.6%       3.5%         3.9%     2.1%
                                     ================        ==============

Comparison of the Twelve Months Ended December 31, 1998 to the
Twelve Months Ended December 31, 1997 (Unaudited)

Operating revenue during the fiscal year ended December 31, 1998 increased $147.6 million, or 34.0%, to $581.4 million, compared to $433.8 million during the same period in 1997. The revenue increase was primarily generated by a 44.2% increase in weighted average tractors to 3,572 in 1998, compared to 2,537 in 1997, due in part to the acquisitions of Victory Express in January 1998 and PST Vans in August 1998. The Company's average revenue per loaded mile increased 2.1% to $1.177 in 1998, versus $1.153 in 1999, due principally to per mile rate increases negotiated by the Company.

Operating expenses represented 92.4% of operating revenue for the year ended December 31, 1998, compared to 92.8% during the same period in 1997.

Salaries, wages and employee benefits as a percentage of revenue were 40.2% during the year ended December 31, 1998, compared to 40.8% during the same period in 1997. The decrease was primarily attributable to the significant increase in the number of owner-operators to 450 at December 31, 1998 from 130 at December 31, 1997. The acquisition of PST Vans on August 28, 1998 added 277 owner-operators at the time of acquisition. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

Fuel and fuel taxes as a percentage of operating revenue were 13.3% during the year ended December 31, 1998, compared to 15.9% during the same period in 1997. This decrease was primarily attributable to 16.0% decrease in average price per gallon, as well as the increased use of owner-operators who pay for their fuel purchases. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by fuel purchase contracts.

Vehicle rents as a percentage of operating revenue were 5.6% during the year ended December 31, 1998, compared to 6.5% during the same period in 1997. Depreciation and amortization as a percentage of operating revenue was 4.5% for the year ended December 31, 1998, compared to 2.7% during the same period in 1997. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the year ended December 31, 1998 were $0.2 million compared to gains of $2.0 million during the same period in 1997. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 10.1% during the year ended December 31, 1998, compared to 9.2% during the same period of 1997. The overall increase in expense was due primarily to the reduction in gains experienced in 1998 as compared to 1997, as stated above.

Purchased transportation as a percentage of operating revenue was 10.5% during the year ended December 31, 1998, compared to 7.9% during the same period in 1997. This increase is primarily due to the significant increase in the use of owner-operators in 1998. Owner-operators provide a tractor and driver and cover substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Additionally, logistics revenue increased 57.0% to $21.5 million during the year ended December, 1998 from $13.7 million during the same period 1997. Logistics revenue is serviced primarily by purchasing transportation from outside agents.

General and other operating expenses as a percentage of operating revenue were 5.1% during the year ended December 31, 1998, compared to 6.0% during the same period in 1997. This decrease was primarily due to the 34.0% increase in revenue and that most items associated with general and other operating expenses are relatively fixed. Additionally, the Company eliminated some terminals during the second and third quarters in 1997, which reduced building rent and overhead expenses in 1998.

Income from operations for the year ended December 31, 1998 increased $13.2 million, or 42.0%, to $44.3 million from $31.1 million during the same period in 1997. As a percentage of operating revenue, income from operations was 7.6% for the twelve months ended December 31, 1998, compared to 7.2% during the same period in 1997.

Interest expense increased $4.3 million, or 78.5%, to $9.9 million, compared to $5.6 million in 1997. The increase results principally from the increase in long term debt to finance the 1998 acquisitions of Victory Express and PST Vans.

The Company's effective tax rate remained constant at 40% in 1998 and 1997.

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

Salaries, wages and employee benefits as a percentage of operating revenue was 40.5% for the 1997 transition period, compared to 40.7% during the same period in 1996. This decrease was due primarily to the growth of the Company's owner-operator fleet and to revenues growing faster than non-driver wages. These improvements were offset in part by an increase in driver pay of approximately two cents per mile or approximately 6% implemented in July 1997.

Fuel and fuel taxes as a percentage of operating revenue was 15.3% for the 1997 transition period, compared to 16.6% during the same period in 1996. This decrease was primarily attributable to a 3.73% decrease in the average price per gallon, as well as a 1.48% increase in average miles per gallon. The Company uses purchase commitments to mitigate the effects of changes in fuel prices.

Vehicle rents as a percentage of operating revenue was 6.4% for the 1997 transition period, compared to 5.7% for the same period in 1996. Depreciation and amortization, net of gain on disposition on equipment, as a percentage of operating revenue was 2.6% for the 1997 transition period versus 3.8% in 1996. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 9.0% for the 1997 transition period, compared to 9.5% in 1996. This decrease was due to the growth of the owner-operator fleet and an increase of $0.8 million of gains on sale of revenue equipment. Owner-operators do not require company expenditures for revenue equipment. The Company recorded gains on the sale of revenue equipment of $1,700 for the 1997 transition period, compared to $900 for the same period in 1996. The gains on these sales are recorded as a reduction of depreciation expense.

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

Purchased transportation as a percentage of operating revenue was 8.5% for the 1997 transition period, compared to 6.5% for the same period in 1996. This increase was due in part to the $11,100 increase in non-truckload revenue from CSI/Crown and U.S. Xpress' logistics operations, which is serviced by outside agents. This increase was also the result of the growth of the owner-operator fleet to 130 at December 31, 1997 from 33 at December 31, 1996.

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

The trucking industry is extremely capital intensive. The Company depends on operating leases, lines of credit, secured equipment financing and cash flows from operations to finance the expansion and maintenance of its modern and cost efficient revenue equipment and facilities. At present, the Company is more highly leveraged than some of its competitors. If the Company were unable in the future to obtain financing at acceptable levels, it could be forced to limit the growth or replacement of its equipment and facilities. If interest rates increased significantly, it could have a material adverse effect on the Company's results.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources during the twelve month period ended December 31, 1998 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions. On December 31, 1998, the Company had in place a $225.0 million credit facility with a group of banks with a weighted average interest rate of 6.09%, of which $23.0 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based upon the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The note is collateralized by certain property and equipment of the Company. The Company also had a $10.0 million credit facility at December 31, 1998, all of which was available for borrowing. In 1999, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

Cash generated from operations increased to $29.9 million in fiscal 1998 from $17.3 million for the 1997 transition period. Net cash used in investment activities was $99.0 million in fiscal 1998 and $47.3 million for the 1997 transition period. Of the cash used in investment activities in fiscal 1998, $96.8 million was used to acquire additional property and equipment, compared to $58.7 million for the 1997 transition period. Additionally, the use of cash in investment activities in 1998 included $62.6 million related principally to the acquisition of Victory Express and PST Vans.

In 1998, the Company financed the acquisitions of Victory Express and PST Vans and repaid a substantial portion of its long-term debt with proceeds from the $225.0 million revolving line of credit established in 1998. In 1998, the Company used cash to purchase 1,134,289 shares of Class A Common Stock. In 1997, cash flows from financing activities included $51.7 million from the sale of 2,885,000 shares of Class A Common Stock.

Management believes that funds provided by operations, borrowings under lines of credit and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

Inflation

Inflation has not had a material effect on the Company's results of operations or financial condition during the past three years. However, inflation higher than experienced during the past three years could have an adverse effect on the Company's future results.

Seasonality

In the trucking industry, revenue generally shows a seasonal pattern as customers reduce shipments during and after the winter holiday season and its inherent weather variations. The Company's operating expenses also have historically been higher in the winter weather.

Year 2000 Compliance

Some computer systems that use two digits to indicate a year will not be able to process data properly for the Year 2000. The Company has assessed the ability of its software and operating systems to function in the Year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are Year 2000 compliant. A complete comprehensive test of the U.S. Xpress systems for Year 2000 compliance is scheduled for July 1999. Systems in use at CSI/Crown are presently 50% compliant with Year 2000 requirements. Programming to make CSI/Crown systems compliant is expected to be completed by June 30, 1999. Testing of CSI/Crown systems is scheduled for July 1999. U.S. Xpress is currently obtaining status updates and information concerning the Year 2000 compliance from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. With that in mind, U.S. Xpress is putting in place a plan to replace those vendors and/or suppliers that will not be compliant. The costs to the Company in achieving Year 2000 compliance have not been material and are not expected to be material in the future.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Statement 133 could increase the volatility in earnings and other comprehensive income, however, based on the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To U.S. Xpress Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended December 31, 1998, December 31, 1997 and March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the periods ended December 31, 1998, December 31, 1997 and March 31, 1997 in conformity with generally accepted accounting principles.

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 19, 1999

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except per share amounts)

                                                       Nine
                                     Year Ended    Months Ended    Year Ended
                                     December 31,   December 31,    March 31,
                                        1998            1997          1997
                                     ------------  -------------   ----------

Operating Revenue                     $581,401       $342,272       $362,819
                                      --------       --------       --------
Operating Expenses:
 Salaries, wages and benefits          233,580        138,582        148,850
 Fuel and fuel taxes                    77,046         52,438         61,268
 Vehicle rents                          32,399         21,912         21,603
 Depreciation and amortization,
   net of gain/loss on
   disposition of equipment             26,007          8,806         13,203
 Purchased transportation               60,773         29,205         22,682
 Operating expenses and supplies        37,035         22,459         22,503
 Insurance premiums and claims          21,069         11,425         15,265
 Operating taxes and licenses            9,830          5,228          5,984
 Communications and utilities            9,002          5,683          6,301
 General and other operating expenses   30,319         20,408         25,444
                                      --------       --------       --------

   Total operating expenses            537,060        316,146        343,103
                                      --------       --------       --------

Income from Operations                  44,341         26,126         19,716
                                      --------       --------       --------

Other income (expense):

 Interest expense, net                  (9,908)        (4,168)        (5,542)

 Other income, net                          64             25             62
                                      --------       --------       --------
                                        (9,844)        (4,143)        (5,480)
                                      --------       --------       --------
Income before income tax provision      34,497         21,983         14,236

Income tax provision                   (13,780)        (8,792)        (6,358)
                                      --------       --------       --------

Net Income                            $ 20,717       $ 13,191       $  7,878
                                      ========       ========       ========

Earnings Per Share - basic            $   1.38       $    .98       $    .65
                                      ========       ========       ========
Weighted average shares - basic         15,038         13,467         12,082
                                      ========       ========       ========

Earnings Per Share - diluted          $   1.37       $    .97       $    .65
                                      ========       ========       ========

Weighted average shares - diluted       15,162         13,582         12,168
                                      ========       ========       ========

The accompanying notes are an integral part of these consolidated statements.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                        December 31,
                                                                                    --------------------
                                                                                      1998       1997
                                                                                    --------   --------
Assets
 Current Assets
  Cash and cash equivalents                                                         $  6,613   $  2,734
  Customer receivables, net of allowance of $3,751 and $2,900                         94,814     58,496
  Other receivables                                                                   22,327      9,085
  Prepaid insurance and licenses                                                       3,411      1,488
  Operating and installation supplies                                                  5,214      4,213
  Deferred income taxes                                                                4,223      3,092
  Other current assets                                                                 1,312        508
                                                                                    --------   --------
    Total current assets                                                             137,914     79,616
                                                                                    --------   --------
 Property and Equipment, at cost
  Land and buildings                                                                   9,771      6,845
  Revenue and service equipment                                                      229,377    151,081
  Furniture and equipment                                                             14,864     13,062
  Leasehold improvements                                                              15,136      9,411
                                                                                    --------   --------
                                                                                     269,148    180,399
  Less accumulated depreciation and amortization                                     (52,221)   (44,344)
                                                                                    --------   --------
    Net property and equipment                                                       216,927    136,055
                                                                                    --------   --------
 Other Assets
  Goodwill, net                                                                       64,806     12,593
  Other                                                                                6,892      5,513
                                                                                    --------   --------
    Total other assets                                                                71,698     18,106
                                                                                    --------   --------
     Total Assets                                                                   $426,539   $233,777
                                                                                    ========   ========
Liabilities and Stockholders' Equity
 Current Liabilities
  Accounts payable                                                                  $ 17,090   $  8,634
  Accrued wages and benefits                                                           6,573      4,325
  Claims and insurance accruals                                                        8,382      5,750
  Other accrued liabilities                                                            6,694      5,200
  Current maturities of long-term debt                                                   869     10,894
                                                                                    --------   --------
    Total current liabilities                                                         39,608     34,803
                                                                                    --------   --------
 Long-Term Debt, net of current maturities                                           202,450     52,120
                                                                                    --------   --------
 Deferred Income Taxes                                                                28,820     17,352
                                                                                    --------   --------
 Other Long-Term Liabilities                                                           1,994      1,009
                                                                                    --------   --------
 Commitments and Contingencies (Notes 3, 7 and 9)
 Stockholders' Equity
  Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued          --         --
  Common Stock Class A, $.01 par value, 30,000,000 shares authorized,
   13,017,867 and 11,979,584 shares issued and outstanding at December 31,
   1998 and 1997, respectively                                                           130        120
  Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
   shares issued and outstanding at December 31, 1998 and 1997                            30         30
  Additional paid-in capital                                                         103,255     85,942
  Retained earnings                                                                   63,351     42,634
  Treasury Stock, Class A, 1,134,289 shares at December 31, 1998, at cost            (12,866)        --
  Notes receivable from stockholders                                                    (233)      (233)
                                                                                    --------   --------
    Total stockholders' equity                                                       153,667    128,493
                                                                                    --------   --------
     Total Liabilities and Stockholders' Equity                                     $426,539   $233,777
                                                                                    ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                Nine
                                                                           Year Ended       Months Ended      Year Ended
                                                                           December 31,       December 31,     March 31,
                                                                               1998              1997            1997
                                                                             --------         --------         --------
Cash Flows from Operating Activities:
 Net income                                                                  $ 20,717         $ 13,191         $  7,878
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Deferred income tax provision                                                 8,882            4,160            3,103
  Depreciation and amortization                                                25,770           10,522           14,492
  (Gain)/loss on sales of equipment                                               237           (1,716)          (1,289)
  Changes in operating assets and liabilities, net of acquisitions:
   Receivables                                                                 (8,889)          (5,590)          (7,309)
   Prepaid insurance and licenses                                              (1,313)           2,828              984
   Operating and installation supplies                                           (260)             729             (575)
   Other assets                                                                (6,823)          (1,138)          (1,141)
   Accounts payable and other accrued liabilities                              (7,550)          (4,867)          (7,722)
   Accrued wages and benefits                                                    (906)            (804)            (457)
   Other                                                                           47               22               18
                                                                             --------         --------         --------
    Net cash provided by operating activities                                  29,912           17,337            7,982
                                                                             --------         --------         --------
Cash Flows from Investing Activities:
 Payments for purchases of property and equipment                             (96,822)         (58,653)         (24,868)
 Proceeds from sales of property and equipment                                 60,461           16,359           24,618
 Repayment of notes receivable from stockholders                                   --               --               94
 Acquisition of businesses, net of cash acquired                              (62,626)          (4,990)          (3,048)
                                                                             --------         --------         --------
    Net cash used in investing activities                                     (98,987)         (47,284)          (3,204)
                                                                             --------         --------         --------
Cash Flows from Financing Activities:
 Net borrowings (payments) under lines of credit                              169,500           (3,000)           1,000
 Payment of long-term debt                                                    (84,174)         (44,159)         (26,450)
 Borrowings under long-term debt                                                   --           22,819           21,300
 Proceeds from exercise of stock options                                           91              213              128
 Proceeds from issuance of common stock, net                                      403           51,716               --
 Repurchase of restricted common stock                                             --               --              (42)
 Purchase of Class A Common Stock                                             (12,866)              --               --
                                                                             --------         --------         --------
    Net cash provided by (used in) financing activities                        72,954           27,589           (4,064)
                                                                             --------         --------         --------
Net Increase (Decrease) in Cash and Cash Equivalents                            3,879           (2,358)             714
Cash and Cash Equivalents, beginning of period                                  2,734            5,092            4,378
                                                                             --------         --------         --------
Cash and Cash Equivalents, end of period                                     $  6,613         $  2,734         $  5,092
                                                                             ========         ========         ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest                                    $ 10,062         $  4,842         $  5,643
                                                                             ========         ========         ========
 Cash paid during the period for income taxes, net                           $  2,600         $  2,100         $  2,766
                                                                             ========         ========         ========
Supplemental Disclosure of Significant Non-Cash
 Investing and Financing Activities:
 Issuance of long-term debt in connection with
   purchase of business                                                      $     --         $     --         $    792
                                                                             ========         ========         ========

The accompanying notes are an integral part of these consolidated statements.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                             Notes
                                    Common Stock            Additional                                      Receivable
                                   ----------------          Paid-In       Retained        Treasury           From
                                   Class A  Class B          Capital       Earnings         Stock         Stockholders     Total
                                   -------  -------         --------       --------        --------       ------------   --------
Balance, March 31, 1996             $ 89      $30           $ 33,774        $21,565        $     --           $(372)     $ 55,086
 Net income                           --       --                 --          7,878              --              --         7,878
 Repurchase of 18,390 shares
  of restricted stock                 --       --                (87)            --              --              45           (42)
 Repayment of notes receivable
  from stockholders                   --       --                 --             --              --              94            94
 Issuance of 2,542 shares of
  Class A Common Stock for
  non-employee director
  compensation                        --       --                 18             --              --              --            18
 Proceeds from exercise of
  27,008 stock options                 1       --                127             --              --              --           128
                                    ----      ---           --------        -------        --------           -----      --------
Balance, March 31, 1997               90       30             33,832         29,443              --            (233)       63,162
 Net income                           --       --                 --         13,191              --              --        13,191
 Issuance of 1,210 shares of
  Class A Common
  Stock for non-employee director
   compensation                       --       --                 22             --              --              --            22
 Proceeds from exercise of
  36,832 stock options                --       --                213             --              --              --           213
 Issuance of 10,000 shares of
  Class A Common Stock to officer      1       --                188             --              --              --           189
 Issuance of 2,885,000 shares of
  Class A Common Stock                29       --             51,687             --              --              --        51,716
                                    ----      ---           --------        -------        --------           -----      --------
Balance, December 31, 1997           120       30             85,942         42,634              --            (233)      128,493
 Net income                           --       --                 --         20,717              --              --        20,717
 Issuance of 2,661 shares of
  Class A Common Stock for
  non-employee director
  compensation                        --       --                 47             --              --              --            47
 Proceeds from exercise of 15,167
  stock options                       --       --                 91             --              --              --            91
 Issuance of 26,008 shares of
  Class A Common Stock for employee
   stock purchase                     --       --                403             --              --              --           403
 Issuance of 994,447 shares of
  Class A Common Stock for PST
   acquisition                        10       --             16,772             --              --              --        16,782
 Repurchase of 1,134,289 shares
  of Class A Common Stock             --       --                 --             --         (12,866)             --       (12,866)
                                    ----      ---           --------        -------        --------           -----      --------
Balance, December 31, 1998          $130      $30           $103,255        $63,351        $(12,866)          $(233)     $153,667
                                    ====      ===           ========        =======        ========           =====      ========

The accompanying notes are an integral part of these consolidated statements.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

Effective December 31, 1997, the Company changed its fiscal year-end from March 31 to December 31. Therefore, for purposes of these financial statements and notes, "fiscal 1998" refers to the fiscal year ended December 31, 1998, "1997 transition period" relates to the nine-month period ended December 31, 1997 and "fiscal 1997" refers to the fiscal year ended March 31, 1997.

1.  Organization and Operations

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation and logistics services to the floorcovering industry.

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

Recognition of Revenue

For financial reporting purposes, the Company generally recognizes revenue and direct costs when shipments are completed.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value) as follows:

                Buildings                            10-30 years
                ------------------------------------------------
                Revenue and service equipment          3-7 years
                ------------------------------------------------
                Furniture and equipment                3-7 years
                ------------------------------------------------
                Leasehold improvements                 5-6 years
                ------------------------------------------------

The Company recognized $24,097, $9,895 and $13,837 in depreciation expense in fiscal 1998, the 1997 transition period and fiscal 1997, respectively. Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company's statement of operations with the exception of gains on trade-ins, which are included in the basis of the new asset. Gains (losses) on sales of equipment of $(237), $1,716 and $1,289 for fiscal 1998, the 1997 transition period and fiscal 1997, respectively, are included in depreciation expense.

Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill

The excess of the consideration paid by the Company over the estimated fair value of net assets acquired has been recorded as goodwill and is being amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $1,244, $323 and $272 of goodwill amortization expense in fiscal 1998, the 1997 transition period and fiscal 1997, respectively. Accumulated amortization was $2,595 and $1,351 at December 31, 1998 and 1997, respectively.

Claims and Insurance Accruals

The primary claims in the Company's business are cargo loss and damage, physical damage and automobile liability. Prior to January 1, 1997, most of the Company's insurance provided for large self-insurance levels with excess coverage sufficient to protect the Company from catastrophic claims. Beginning January 1997, the Company began purchasing policies with low deductibles, which essentially fully insure cargo and auto liability, while physical damage has an annual aggregate deductible. In connection with the Company's acquisitions in 1998, the Company assumed certain claims and insurance liabilities covered by policies with larger self-insurance levels, primarily for claims before June 30, 1997. For open claims with larger self-insurance levels, estimated costs are accrued based upon information provided by insurance adjusters for reported claims and adjusted for expected loss development factors and the estimated liability for claims incurred but not reported.

Other Long-Term Liabilities

Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At December 31, 1998 and 1997, other long-term liabilities include deferred rents of $1,752 and $1,009, respectively.

Derivative Financial Instruments

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements, which are used by the Company to manage its interest rate exposure, are accounted for on the accrual basis. Amounts to be paid or received under interest rate swap agreements are recorded in interest expense in the period in which they accrue.

Earnings Per Share

Effective for the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"), which changes the criteria for reporting earnings per share ("EPS") by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. All prior EPS data has been restated. The difference in basic and diluted EPS is due to the assumed conversion of dilutive outstanding options resulting in approximately 124,000, 115,000 and 86,000 equivalent shares in fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective fiscal 1997, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation."

3.  Acquisitions

All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the financial statements from the dates of acquisition.

In June 1996, the Company acquired certain equipment and the right to fulfill a contract to provide expedited truckload services in the Western United States to a major air freight company from Michael Lima Transportation for $3,048 cash and a $792 note payable. In addition, under the terms of the purchase agreement, $1,000 was paid to the seller in January 1999 upon extension of the contract.

Effective April 1, 1997 the Company acquired certain assets involved in providing transportation services to the floorcovering industry from Rosedale Transport Inc. for $2,300 cash. Effective April 30, 1997, the Company acquired revenue equipment and other assets from JTI, Inc. ("JTI"), a truckload carrier, for $2,690 cash and the assumption of $17,500 in debt. In addition to these amounts, the Company agreed to pay the former owners of JTI a percentage of the net income from the JTI division for each of the following 10 years. In February 1999, such future payments were eliminated under the terms of an amended agreement requiring payment of $800 annually for three years beginning February 1999.

In January 1998, the Company acquired all of the outstanding shares of Victory Express, Inc., ("Victory") a truckload carrier, for $51,000 and the assumption of approximately $2,000 in debt. In August 1998, the Company acquired all of the outstanding shares of PST Vans, Inc. ("PST"), a truckload carrier for approximately $12,281 in cash, 994,447 shares of U.S. Xpress Common Stock, and assumption of approximately $52,000 in debt. Subsequent to year-end, an additional 41,901 shares of U.S. Xpress Common Stock were issued in connection with previously issued PST options. The excess of the purchase price for Victory and PST over the fair values of the net assets acquired was approximately $52,300 and has been recorded as goodwill.

The following unaudited pro forma consolidated results of operations are presented as if the JTI, Victory and PST acquisitions had been made at the beginning of the periods presented.

                               Fiscal         1997
                                1998    Transition Period
                              --------  -----------------
                                      (Unaudited)
Operating Revenue             $679,596           $504,511
Net Income                      17,568              7,850
Basic Earnings Per Share          1.17               0.58
Diluted Earnings Per Share        1.16               0.58

The unaudited pro forma information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the acquisitions been made at the beginning of the periods presented or indicative of the results that may occur in the future.

4. Income Taxes

The income tax provision for fiscal 1998, the 1997 transition period and fiscal 1997 consisted of the following:

                                       Fiscal         1997          Fiscal
                                        1998    Transition Period    1997
                                      --------  -----------------   ------
Current
 Federal                              $ 4,171         $3,854        $2,726
 State                                    727            778           529
                                      -------         ------        ------
                                        4,898          4,632         3,255
Deferred                                8,882          4,160         3,103
                                      -------         ------        ------
                                      $13,780         $8,792        $6,358
                                      =======         ======        ======

A reconciliation of the income tax provision as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

                                       Fiscal         1997          Fiscal
                                        1998    Transition Period    1997
                                      --------  -----------------   ------
Federal income tax at statutory rate   $12,074        $7,694        $4,840
State income taxes, net of federal
  income tax benefit                     1,366           513           349
Goodwill amortization                      349            58            75
Nondeductible driver per diems              --           193           650
Other, net                                  (9)          334           444
                                       -------        ------        ------
  Income tax provision                 $13,780        $8,792        $6,358
                                       =======        ======        ======

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1998 and 1997 consisted of the following:

                                        1998     1997
                                       -------  -------
Deferred tax assets
   Allowance for doubtful accounts     $ 1,303  $ 1,067
 Insurance reserves                      3,269    2,243
 Alternative minimum tax credit
  carryforwards                          1,115      189
 Claims and other reserves                 673      219
 Net operating loss carryforwards        5,100       --
 Other                                     684      130
                                       -------  -------
  Total deferred tax assets            $12,144  $ 3,848
                                       =======  =======

Deferred tax liabilities
 Book over tax basis of property
  and equipment                        $35,233  $17,557
 Prepaid license fees                    1,005      509
 Other                                     503       42
                                       -------  -------
  Total deferred tax liabilities       $36,741  $18,108
                                       =======  =======

At December 31, 1998, the Company has approximately $15,000 of net operating loss ("NOL") carryforwards from the PST acquisition, which expire in 2010 and 2011. The utilization of the NOL carryforwards is limited to future net income generated from PST. Management believes it will be able to utilize the NOL carryforwards prior to their expiration. The Company also has approximately $1,115 of alternative minimum tax ("AMT") credit carryforwards. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years.

5. Long-Term Debt

Long-term debt at December 31, 1998 and 1997 consisted of the following:

                                                     1998      1997
                                                   --------  --------
 Obligation under line of credit
   with a group of banks, weighted average
   interest rate of 6.09% at December 31, 1998,
   maturing January 2002                           $199,000  $ 29,500

 Installment note with bank, interest rate
   of 8.05% at December 31, 1998, maturing
   December 2003                                      1,060    28,384

 Capital lease obligations, maturing September
   1999 through January 2008                          2,284        --

 Installment notes with finance companies, paid
  in 1998                                                --     3,744

 Other                                                  975     1,386
                                                   --------  --------
                                                   $203,319  $ 63,014

Less:  current maturities of long-term debt            (869)  (10,894)
                                                   --------  --------
                                                   $202,450  $ 52,120
                                                   ========  ========

In January 1998, the Company obtained a new line of credit through a syndicate of banks with aggregate capacity up to $200,000. During the year, the aggregate capacity was increased to $225,000. The new facility has among its financial covenants, limitations on the amount of financial leverage and total debt, and thresholds for the capital adequacy of the Company. A portion of the availability under this new line was immediately used to payoff certain existing long-term indebtedness bearing higher interest rates. Letters of credit outstanding against the line of credit were $3,036, and $22,964 was available under the facility at December 31, 1998. This facility is scheduled to mature January 15, 2002.

Borrowings (including letters of credit) under the line of credit are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable or (b) $225,000. Borrowings under the line of credit bear interest, at the option of the Company, equal to either: (i) the greater of the bank's prime rate or the federal funds rate plus 1/2%, (ii) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined by several financial covenants, or (iii) the rate offered to the Company for a loan of a specific amount and maturity by any of the participating banks under a competitive bid process. At December 31, 1998, the margin applicable to the Eurodollar interest rate was equal to 0.875%.

The Company also obtained in fiscal 1998 a $10,000 revolving line of credit that bears interest at the Federal Funds rate plus 1.00%, and has the same financial covenants as the Company's $225,000 facility. No amounts were outstanding under this line of credit at December 31, 1998.

The aggregate annual maturities of long-term debt for each of the next five years are:

                       1999    $    869
                       ----------------
                       2000         387
                       ----------------
                       2001         379
                       ----------------
                       2002     199,430
                       ----------------
                       2003         491
                       ----------------

6. Derivative Financial Instruments

Interest rate swap agreements are used to manage well-defined interest rate risks. Under interest rate swap agreements, the Company agrees with other parties to exchange, at specified intervals, the difference between fixed rate and variable rate interest amounts calculated by reference to an agreed-upon notional amount. Under these agreements, the Company receives interest payments at rates equal to LIBOR reset quarterly, and pays interest at fixed rates shown below:

       Notional  Fixed Rate  Variable Rate      Effective         Expiration
       Amounts   Component    Component            Date               Date
       -------   ---------    ---------     -----------------  -----------------
       $20,000     5.730%       5.625%      February 6, 1998   February 6, 2003
        15,000     5.705        5.625       February 6, 1998   February 6, 2003
        10,000     5.570        5.594       September 8, 1998  September 8, 2003
        10,000     5.565        5.594       September 8, 1998  September 8, 2003

The Company is exposed to credit losses in the event of non-performance by the counterparties to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk, but monitors the credit-standing of counterparties.

The fair value of the interest rate swap agreements at December 31, 1998, defined as the amount the Company would be required to pay to relinquish itself from further obligations under the agreements, approximates $1,095. There were no interest rate swap agreements outstanding at December 31, 1997.

7. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2003. Rental expense under non-cancelable operating leases was approximately $37,213, $21,912 and $26,388 for fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

During 1998, the Company entered into a five-year lease of a new corporate office and operations facility. Payments under the lease are based on LIBOR rates applied to the cost of the facility funded by the lessor. The Company has an option to renew the lease for up to three three-year extensions, subject to certain conditions. If the Company does not purchase the property at the end of the lease term, whether caused by expiration, default or otherwise, the Company would guarantee a residual value to the lessor of up to the lessor's net investment in the property. Under the lease, the Company is required to maintain compliance with certain financial covenants.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are:

                          1999    $51,013
                          ---------------
                          2000     36,931
                          ---------------
                          2001     25,158
                          ---------------
                          2002      9,584
                          ---------------
                          2003      4,064
                          ---------------

8. Related Party Transactions

The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $1,480, $1,145 and $1,639 was recognized in connection with these leases during fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

The two principal stockholders of the Company own 100% of the outstanding common stock of Paragon Leasing LLC ("Paragon"). Paragon leases certain revenue and service equipment to the Company on a temporary basis. Rent expense of approximately $1,162, $1,276 and $869 was recognized in connection with these leases during fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 45% of the outstanding common stock of Transcommunications, Inc. ("Transcom"). Transcom makes a debit card system available to the Company's drivers through which phone calls and Internet e-mail can be credited while the driver is on the road. Total payments by the Company to Transcom were approximately $209, $112 and $143 in fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

9. Commitments and Contingencies

Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization (PEO) in which the PEO was a co-employer with the Company for substantially all of the Company's personnel. The PEO was responsible for the processing and administration of the Company's payroll, including tax reporting, and provided group health benefits and workers' compensation coverage. In July 1998, ESI notified the Company it was terminating its agreement with the Company. On July 22, 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga. The complaint alleged that ESI agreed to perform certain employer organization services for the Company, including administration of programs related to wages, payroll taxes, workers' compensation, employee benefit programs and other insurance and related administration services. The Company has alleged that ESI breached its contract to provide such services and wrongfully attempted to terminate the contract. Effective August 20, 1998, the contract with ESI terminated and U.S. Xpress assumed total control of all payroll functions. The Company seeks reimbursement of amounts wrongfully withheld by ESI, and other contractual and punitive damages. On December 2, 1998, an agreed order was entered submitting all matters in dispute between the parties to binding arbitration which is presently set for May 4, 1999. At December 31, 1998, the Company has approximately $2,300 included in other receivables related to amounts wrongfully withheld by ESI. The Company presently believes that the contract termination and arbitration will not have a material adverse impact on the Company.

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

Letters of credit of $13,092 were outstanding at December 31, 1998. The letters of credit are maintained primarily to support the Company's insurance program (see Note 2). The Company pays commitment fees of .75% on the outstanding portion of the letters of credit.

At December 31, 1998, the Company had commitments to purchase fuel amounts ranging from 3,250,000 gallons in January 1999 to 750,000 gallons in December 1999 at varying price levels. Management estimates that the aggregate commitment at December 31, 1998 will represent approximately 18% of the total fuel to be purchased by the Company in 1999.

10. Employee Benefit Plans

The Company has in place an employee profit-sharing plan covering substantially all non-driver employees. The plan provides for additional compensation to employees, the amount of which is based on results of operations exceeding certain goals.

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of four years. The Company recognized $1,463, $1,152 and $400 in expense under these employee benefit plans for fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

11. Stockholders' Equity

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

Stock Buyback

During fiscal 1998, as authorized by its Board of Directors, the Company purchased 950,000 shares of the Company's outstanding Class A Common Stock in the open market. In addition, the Company repurchased 184,289 shares of the Company's Class A Common Stock in a private transaction with a non-affiliated stockholder. In total, the Company repurchased 1,134,289 shares in the open market and private transactions at an aggregate cost of $12,866.

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

Incentive Stock Plan

The Company maintains the U.S. Xpress Enterprises, Inc. Incentive Stock Plan (the "Plan"). The Plan provides for the issuance of shares of restricted common stock of the Company, as well as both incentive and nonstatutory stock options. There may be issued under the Plan (as restricted stock, in payment of performance grants, or pursuant to the exercise of stock options) an aggregate of not more than the greater of (a) 1,038,138 shares of Class A Common Stock, or
(b) 8% of the total number of common shares of the Company outstanding at any given time. Participants of the Plan may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plan, the Company may issue restricted shares of common stock, grant options, or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability, or retirement of the employee.

On November 30, 1993, 289,195 shares of restricted stock were sold to employees at $4.72 per share, which approximated the fair market value of the shares at the date of sale. Employees issued recourse notes payable to the Company as proceeds for the issuance of the restricted shares. The notes bear interest at 6% and are due in three equal annual installments beginning November 30, 1999. During fiscal 1997, 18,390 shares of restricted stock were forfeited, and related notes receivable of $45 were canceled. There were no forfeitures or note receivable cancellations in fiscal 1998 or the 1997 transition period.
The restrictions on the remaining initial shares issued on November 30, 1993 expired in 1998. On July 3, 1997, 10,000 restricted shares were issued. The restrictions on these 10,000 shares expire over a five-year period beginning July 3, 1998.

expire in the event of a change in control of the Company or upon the death, disability or retirement of the employee.

Non-Employee Directors Stock Plan

In August 1995, the Company adopted the 1995 Non-Employee Directors Stock Award and Option Plan (the "Directors Stock Plan") providing for the issuance of stock options to non-employee directors upon their election to the Company's Board of Directors. The Directors Stock Plan also provides non-employee directors the option to receive certain board-related compensation in the form of the Company's Class A Common Stock in lieu of cash. The number of shares of Class A Common Stock available for option or issue under the Directors Stock Plan may not exceed 50,000 shares.

The Directors Stock Plan provides for the grant of 1,200 options to purchase the Company's Class A Common Stock to each non-employee director upon the election or re-election of each such director to the board. The exercise price of options issued under the Directors Stock Plan is set at the fair market value of the Company's stock on the date granted. Options vest ratably on each of the first, second and third anniversaries of the date of grant.

If a board member elects to receive board-related compensation in the form of stock, the number of shares issued to each director in lieu of cash is determined based on the amount of earned compensation divided by the fair market value of the Company's stock on the date compensation is earned.

Employee Stock Purchase Plan

In August 1997, the Company adopted an Employee Stock Purchase Plan (the "ESPP") through which employees meeting certain eligibility criteria may purchase shares of the Company's common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at a 15% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25,000 per calendar year. The Company has reserved 300,000 shares for issuance under the ESPP. In January and July 1998, employees purchased 17,001 and 9,007 shares of the Company's Class A Common Stock at $16.15 and $14.24 per share, respectively. At December 31, 1998, 273,992 shares were available for purchase under the ESPP. In January 1999 employees purchased 9,752 shares of the Company's Class A Common Stock at $12.75 per share.

Stock Options

Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. A summary of the Company's stock option activity for 1998, the 1997 transition period and fiscal 1997 follows:

                                                                Weighted-Average
                                      Shares     Option Price    Exercise Price
                                      ------     ------------    --------------
 Outstanding at March 31, 1996       167,464   $ 4.72 - $ 9.50       $ 4.79
   Granted at market price            99,400     6.63 -   6.88         6.87
   Exercised                         (27,008)             4.72         4.72
   Canceled or expired               (40,514)    4.72 -   6.88         5.12
                                     -------
 Outstanding at March 31, 1997       199,342     4.72 -   9.50         5.77
   Granted at market price           109,900    18.00 -  19.13        18.93
   Exercised                         (37,332)    4.72 -   6.88         5.72
   Canceled or expired                  (667)             6.88         6.88
                                     -------
 Outstanding at December 31, 1997    271,243     4.72 -  19.13        11.10
   Granted at market price           108,550    12.25 -  20.88        12.63
   Exercised                         (15,167)    4.72 -   6.88         6.02
   Canceled or expired                (7,500)    6.88 -  19.12        15.04
                                     -------
 Outstanding at December 31, 1998    357,126     4.72 -  20.88        11.70
                                     =======

Accounting for Stock-Based Compensation

For SFAS No. 123 purposes, the fair value of each option grant and each stock purchase right under the ESPP has been estimated as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for fiscal 1998, the 1997 transition period and fiscal 1997, respectively: risk-free interest rate of 4.52%, 6.06% and 6.56%, expected life of five years, expected dividend yield of 0% and expected volatility of 61%, 51% and 58%.
Using these assumptions, the fair value of the awards granted in fiscal 1998, the 1997 transition period and fiscal 1997 is $756, $737 and $294, respectively, which would be amortized as compensation expense over the vesting period. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income would have been $20,500, $13,054 and $7,816 for fiscal 1998, the 1997 transition period and fiscal 1997, respectively. Pro forma basic earnings per share would have been $1.36, $.97 and $.65 for fiscal 1998, the 1997 transition period and fiscal 1997, respectively. Pro forma diluted earnings per share would have been $1.35, $.96 and $.64 for the same periods.

The pro forma effect on net income in this pro forma disclosure may not be representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to March 31, 1996.

The weighted-average fair value of options granted during fiscal 1998, the 1997 transition period and fiscal 1997 was $6.45, $9.00, and $3.89, respectively. Of the options outstanding at December 31, 1998, 141,276 have exercise prices between $4.72 and $6.88, with a weighted average exercise price of $5.67 and a weighted average contractual life of 6.1 years. Of these options, 104,723 were exercisable at a weighted average exercise price of $5.57. Options to exercise 106,150 shares have exercise prices between $9.50 and $12.25, with a weighted average exercise price of $12.19 and a weighted average remaining contractual life of 9.7 years. Of these options, 2,400 were exercisable at a weighted average exercise price of $9.50. Options to exercise the remaining 109,700 shares have exercise prices between $18.00 and $20.88, with a weighted average exercise price of $19.01 and a weighted average remaining contractual life of
8.6 years. Of these options, 21,300 were exercisable at a weighted average exercise price of $18.91. As of December 31, 1997, 77,259 of the options outstanding were exercisable with a weighted average exercise price of $5.50 per share. As of March 31, 1997, 73,050 of the options outstanding were exercisable with a weighted average exercise price of $5.66 per share.

12. Fair Value of Financial Instruments

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

13. Operating Segments

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued effective for fiscal years beginning after December 15, 1997. The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations and related logistics services throughout the Continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation and logistics services to the floorcovering industry.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                  U.S. Xpress  CSI/Crown  Consolidated
                                  -----------  ---------  ------------
Fiscal 1997
-----------
 Revenues - external customers       $296,974    $65,845      $362,819
 Intersegment revenues                 10,954          0        10,954
 Operating income                      18,016      1,700        19,716
 Depreciation and amortization         13,743        749        14,492
 Total assets                         163,477     14,607       178,084
 Capital Expenditures                  24,345        523        24,868


1997 Transition Period
----------------------
 Revenues - external customers       $284,627    $57,645      $342,272
 Intersegment revenues                  6,173          0         6,173
 Operating income                      23,725      2,401        26,126
 Depreciation and amortization          9,919        603        10,522
 Total assets                         215,402     18,375       233,777
 Capital Expenditures                  57,743        910        58,653

Fiscal 1998
-----------
 Revenues - external customers       $506,867    $74,534      $581,401
 Intersegment revenues                  6,286          0         6,286
 Operating income                      41,776      2,565        44,341
 Depreciation and amortization         24,874        896        25,770
 Total assets                         406,386     20,153       426,539
 Capital Expenditures                  95,653      1,169        96,822

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statement of operations is interest expense, net of $9,908, $4,168 and $5,542 and other income, net of $64, $25 and $62 in fiscal 1998, the 1997 transition period and fiscal 1997, respectively.

14.  Change in Fiscal Year

Effective December 31, 1997, the Company changed its fiscal year end from March 31 to December 31. As a result, the December 31, 1997 results of operations are for a nine-month period. Following are selected financial data for the twelve-month periods ended December 31, 1998 and 1997 and the nine-month periods ended December 31, 1997 and 1996.

                                        Twelve-Month            Nine-Month
                                       Periods Ended           Periods Ended
                                        December 31,            December 31,
                                     ------------------    --------------------
                                       1998       1997        1997       1996
                                               (Unaudited)           (Unaudited)
Operating Revenue                    $581,401   $433,835   $342,272    $271,256
Income from operations                 44,341     31,109     26,126      14,736
Income before income tax provision     34,497     25,592     21,983      10,627
Net income                             20,717     15,362     13,191       5,708
Earnings per share - basic               1.38       1.17       0.98        0.47
Earnings per share - diluted             1.37       1.16       0.97        0.47

15.  Quarterly Financial Data (Unaudited)

                                                                  Quarter Ended
                                         ---------------------------------------------------------------
                                         March 31 (2) June 30      September 30  December  31   Total
                                         -----------  --------    -------------  -------------  --------
Year Ended December 31, 1998
  Operating revenue                        $123,909   $138,434       $150,165       $168,893    $581,401
  Income from operations                      7,229     11,625         12,491         12,996      44,341
  Income before income tax provision          5,475      9,467          9,800          9,755      34,497
  Net income                                  3,284      5,683          5,879          5,871      20,717
  Earnings per share--basic                    0.22       0.38           0.39           0.39        1.38
  Earnings per share--diluted (1)              0.22       0.38           0.39           0.39        1.37

Nine Months Ended December 31, 1997
  Operating revenue                        $     --   $107,933       $115,378       $118,961    $342,272
  Income from operations                         --      8,034          8,838          9,254      26,126
  Income before income tax provision             --      6,463          7,300          8,220      21,983
  Net income                                     --      3,879          4,378          4,934      13,191
  Earnings per share - basic                     --       0.32           0.33           0.33        0.98
  Earnings per share - diluted (1)               --       0.32           0.33           0.33        0.97

(1) The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.
(2) Due to the change in fiscal year end to December 31, 1997, there were only three quarters for the 1997 transition period.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

No items have occurred within the 24 months prior to December 31, 1998 involving a change of accountants or disagreements on accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name                       Age  Position
----                       ---  --------

James B. Baker              53  Director
Steven J. Cleary            41  President, CSI/Crown, Inc.
Robert P. Corker, Jr.       46  Director
William K. Farris           46  Director, Executive Vice President -
                                 Operations and President, U.S. Xpress, Inc.
Max L. Fuller               46  Co-Chairman of the Board of Directors, Vice
                                 President and Secretary
Ray M. Harlin               49  Director, Executive Vice President - Finance
                                 and Chief Financial Officer
E. William Lusk, Jr.        42  Director and Executive Vice President -
                                 Marketing
Ronald E. Pate              56  President, U.S. Xpress Leasing, Inc.
Patrick E. Quinn            52  Co-Chairman of the Board of Directors,
                                 President and Treasurer
Robert J. Sudderth, Jr.     56  Director
A. Alexander Taylor, II     45  Director

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

Robert P. Corker, Jr. has served as a director of the Company since 1998. Mr. Corker has served as President of Corker Group, Inc., a commercial real estate developer, since 1982. From 1995 to 1996, Mr. Corker served as Commissioner of Finance and Administration for the State of Tennessee. Mr. Corker also is a director of JDN Realty, Inc., a real estate investment trust.

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

Robert J. Sudderth, Jr. has served as a Director of the Company since 1998. Mr. Sudderth has served as Chairman and Chief Executive Officer of SunTrust Bank, Chattanooga, N.A. since 1989. Mr. Sudderth also is a director of SunTrust Service Corporation and Dixie Group, Inc., a textile company.

A. Alexander Taylor, II has served as a director of the Company since 1994. Mr. Taylor was named President and Chief Operating Officer of Chattem, Inc., a consumer products company, in January 1998. Prior to that, Mr. Taylor had served as a partner with the law firm of Miller & Martin LLP since 1983. Mr. Taylor is also a director of Chattem, Inc. and The Krystal Company, a quick-service restaurant company.

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

           2.  Financial Statement Schedules:

               Report of Independent Public Accountants
               Schedule II - - Valuation and Qualifying Accounts

           3.  Exhibits:
               See the Exhibit Index on page 41 of this Form 10-K.

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Xpress Enterprises, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of U.S. XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES in this Form 10-K and have issued our report thereon dated February 19, 1999. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
February 19, 1999

SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
   FOR THE YEAR ENDED MARCH 31, 1997, THE NINE MONTHS ENDED DECEMBER 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1998
                                 (In Thousands)


                                        Balance at
                                        Beginning    Charged to    Charged to                   Balance at End
Description                             of Period   Cost/Expenses   Other (1)    Deductions(2)    of  Period
--------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED 3/31/97
  Reserve for doubtful accounts           $3,033         $1,259       $113          $1,672           $2,733

FOR THE NINE MONTHS ENDED 12/31/97
  Reserve for doubtful accounts           $2,733           $774       $490          $1,097           $2,900

FOR THE YEAR ENDED 12/31/98
  Reserve for doubtful accounts           $2,900           $641     $2,219          $2,009           $3,751

(1)   For the year ended 3/31/97
        Recoveries on accounts written off               $  113
                                                         ======
      For the nine months ended 12/31/97
        Recoveries on accounts written off               $  268
        Balance acquired through purchase of JTI            222
                                                         ------
                                                         $  490
                                                         ======
      For the year ended 12/31/98
        Recoveries on accounts written off               $  168
        Balance acquired through purchase of Victory        252
        Balance acquired through purchase of PST Vans     1,799
                                                         ------
                                                         $2,219
                                                         ======

(2)   Accounts written off

(c)  Exhibits

Exhibit No.  Description
-----------  -----------

(1)     3.1  Restated Articles of Incorporation of the Company.

(1)     3.2  By-Laws of the Company.

(1)     4.1  Restated Articles of Incorporation of the Company filed as Exhibit
             3.1 and incorporated herein by reference.

(1)     4.2  By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)     4.3  Stock Purchase Agreement dated June 10, 1993 by and among Max L.
             Fuller, Patrick E. Quinn and the Company.

(1)     4.4  Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994 by and between Max L. Fuller and Patrick E. Quinn.

(1)    10.1  Accounts Financing Agreement (Security Agreement) dated February 2,
             1988, as amended, between Congress Financial Corp. (Southern) and Southwest Motor Freight, Inc.

(1)    10.2  Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress, Inc.

(1)    10.3  Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown Transport Systems, Inc.

(1)    10.4  1993 Incentive Stock Plan of the Company.

(1)    10.5  Stock Option Agreement Under 1993 Incentive Stock Plan.

(1)    10.6  Stock Rights and Restrictions Agreement for Restricted Stock Award
             Under 1993 Incentive Stock Plan.

(1)    10.7  Self-Funded Employee Benefits Plan Document of the Company.

(1)    10.8  Service Agreement dated May 2, 1994 by and between TTC, Illinois,
             Inc. and the Company for the provision of leased personnel to the Company.

(1)    10.9  Salary Continuation Agreement dated June 10, 1993 by and between the Company and Max L. Fuller.

(1)   10.10  Salary Continuation Agreement dated June 10, 1993 by and between the Company and Patrick E. Quinn.

(1)   10.11  Stock Purchase Agreement dated November 28, 1990 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Southwest Motor Freight, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Southwest Motor Freight, Inc.

(1)   10.12  Stock Purchase Agreement dated September 30, 1992 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Chattanooga Leasing, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Chattanooga Leasing, Inc.

(1)   10.13  Articles of Merger and Plan of Merger filed February 24, 1993, pursuant to which Chattanooga Leasing, Inc. was merged with and into Southwest Motor Freight, Inc.

Exhibit No.  Description
-----------  -----------

(1)   10.14  Stock Purchase Agreement dated January 1, 1993 by and among Max L.
             Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress, Inc.

(1)   10.15  Stock Purchase Agreement dated January 1, 1993 by and among Max L.
             Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress Leasing, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress Leasing, Inc.

(1)   10.16  Stock Purchase Agreement dated March 10, 1994 by and between the
             Company and L.D. Miller, III for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Mr. Miller, such stock constituting 40% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

(1)   10.17  Stock Purchase Agreement dated March 17, 1994 by and between the
             Company, Patrick E. Quinn and Max L. Fuller for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Messrs. Quinn and Fuller, such stock constituting 60% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

(1)   10.18  Stock Purchase Agreement dated March 18, 1994 by and between the
             Company and Ken Adams for the acquisition by the Company of 50% of the capital stock of Hall Systems, Inc. held by Mr. Adams and the grant of an option to the Company to purchase the remaining 50% of the capital stock of Hall Systems, Inc. from Mr. Adams, exercisable beginning April 1, 1997.

(2)   10.19  Software Acquisition Agreement dated September 15, 1994 by and among Qualcomm Incorporated, Xpress Data Services, Inc., U.S. Xpress Enterprises, Inc., Patrick E. Quinn, Max L. Fuller, Information Management Solutions, Inc. and James Coppinger.

(3)   10.20  Stock Purchase Agreement dated October 31, 1994 by and between the
             Company and Ken Frohlich for the acquisition by the Company of the capital stock of National Freight Systems, Inc. held by Mr. Frohlich, such stock constituting all of the issued and outstanding capital stock of National Freight Systems, Inc.

(4)   10.21  Asset Purchase Agreement with respect to acquisition of
             CSI/Reeves, Inc.

(5)   10.22  Stock Purchase Agreement with respect to Hall Systems, Inc.

(5)   10.23  Credit Agreement with NationsBank.

(6)   10.24  Amendment No. 1 to Credit Agreement with NationsBank.

(7)   10.25  Asset Purchase Agreement dated June 18, 1996 with respect to acquisition of Michael Lima Transportation, Inc.

(7)   10.26  Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from Rosedale Transport, Inc. and Rosedale Transport, Ltd.

(7)   10.27  Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

(8)   10.28  Loan and Security Agreement dated June 24, 1997 by and between
             Wachovia Bank, N.A. and U.S. Xpress Leasing.

Exhibit No.  Description
-----------  -----------

(9)   10.29  Stock Purchase Agreement dated as of December 24, 1997 by and between U.S. Xpress Enterprises, Inc. and Richard H. Schaffer, Richard H. Schaffer Irrevocable Trust dated December 24, 1991 and Richard H. Schaffer Irrevocable Non-Withdrawal Trust dated December 24, 1991.

(9)   10.30  Credit Agreement dated as of January 15, 1998 among U.S. Xpress
             Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

         21  List of the current subsidiaries of the Company.

         23  Consent of Arthur Andersen LLP, Independent Public Accountants.

         27  Financial Data Schedule

--------------------
         (1) Filed in Registration Statement on Form S-1 dated May 20, 1994. (SEC File No. 33-79208)
         (2) Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4, 1994. (SEC File No. 33-79208)
         (3) Filed in Form 10-Q dated November 17, 1994
         (4) Filed in Form 10-Q dated November 10, 1995
         (5) Filed in Form 10-Q dated February 13, 1996
         (6) Filed in Form 10-Q dated November 14, 1996
         (7) Filed in Form 10-K dated March 31, 1997
         (8) Filed in Registration Statement Form S-1 dated August 19, 1997.
         (9) Filed in Form 8-K dated January 29, 1998

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the thirtieth day of March, 1999.

                                                 U.S. XPRESS ENTERPRISES, INC.

Date:  March 30, 1999                            By:   /s/ Ray M. Harlin
     -------------------                            --------------------------
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

     Signature                Title                         Date
     ---------                -----                         ----

/s/ Patrick E. Quinn         Co-Chairman of the Board          March 30, 1999
---------------------------  of Directors, President and
  Patrick E. Quinn           Treasurer

/s/ Max L. Fuller            Co-Chairman of the Board          March 30, 1999
---------------------------  of Directors, Vice President
  Max L. Fuller              and Secretary

/s/ Ray M. Harlin            Executive Vice President          March 30, 1999
---------------------------  of Finance and Chief Financial
  Ray M. Harlin              Officer (principal financial
                             and accounting officer)

/s/ E. William Lusk, Jr.     Director and Executive Vice       March 30, 1999
---------------------------  President of Marketing
  E. William Lusk, Jr.

/s/ William K. Farris        Director and Executive Vice       March 30, 1999
---------------------------  President of Operations
  William K. Farris

/s/ James B. Baker           Director                          March 30, 1999
---------------------------
  James B. Baker

/s/ Robert P. Corker, Jr.    Director                          March 30, 1999
---------------------------
  Robert P. Corker, Jr.

/s/ Robert J. Sudderth, Jr.  Director                          March 30, 1999
---------------------------
  Robert J. Sudderth, Jr.

/s/ A. Alexander Taylor, II  Director                          March 30, 1999
---------------------------
  A. Alexander Taylor, II