Form 10-Q
period 1999-03-31
US XPRESS ENTERPRISES INC
filed 1999-05-17
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                             Commission file number
March 31, 1999                                            0-24806



                         U.S. XPRESS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)



NEVADA                                                    62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)



4080 Jenkins Road                                          (423) 510-3000
CHATTANOOGA, TENNESSEE  37421                       (Registrant's telephone no.)
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

          As of March 31, 1999, 11,935,471 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX


                                                            Page No.
                                                            --------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements..................   3
------

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 1999 and 1998...............   4

           Consolidated Balance Sheets as of March 31,
           1999 and December 31, 1998.........................   5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998.........   7

           Notes to Consolidated Financial Statements.........   8

Item 2.    Management's Discussion and Analysis of
------     Financial Condition and Results of Operations......  12


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...................  16
------


           SIGNATURES.........................................  17

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

          Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

          These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 1998 Annual Report to Stockholders in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999).

                                    U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (In Thousands, Except Per Share Data)
                                                     (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     --------------------------------
                                                                                          1999               1998
                                                                                     -------------      -------------
OPERATING REVENUE                                                                    $     161,266      $     123,909
                                                                                     -------------      -------------

OPERATING EXPENSES:
  Salaries, wages and benefits                                                              63,216             51,783
  Fuel and fuel taxes                                                                       21,379             18,463
  Vehicle rents                                                                             11,900              7,886
  Depreciation & amortization                                                                6,902              5,466
  Purchased transportation                                                                  19,294             10,629
  Operating expense & supplies                                                               9,707              7,621
  Insurance premiums & claims                                                                5,739              4,162
  Operating taxes & licenses                                                                 3,048              2,155
  Communications & utilities                                                                 2,970              2,014
  General & other operating expenses                                                         7,796              6,501
                                                                                     -------------      -------------
  Total operating expenses                                                                 151,951            116,680
                                                                                     -------------      -------------

INCOME FROM OPERATIONS                                                                       9,315              7,229
                                                                                     -------------      -------------

OTHER INCOME AND (EXPENSE):
  Interest expense, net                                                                     (3,165)            (1,771)
  Other income, net                                                                             44                 17
                                                                                     -------------      -------------
                                                                                            (3,121)            (1,754)
                                                                                     -------------      -------------

INCOME BEFORE INCOME TAX PROVISION                                                           6,194              5,475
INCOME TAX PROVISION                                                                         2,477              2,193
                                                                                     -------------      -------------
NET INCOME                                                                           $       3,717      $       3,282
                                                                                     =============      =============

EARNINGS PER SHARE - BASIC                                                           $        0.25      $        0.22
                                                                                     =============      =============
WEIGHTED AVERAGE SHARES - BASIC                                                             14,963             15,037
                                                                                     =============      =============
EARNINGS PER SHARE - DILUTED                                                         $        0.25      $        0.22
                                                                                     =============      =============
WEIGHTED AVERAGE SHARES - DILUTED                                                           15,068             15,159
                                                                                     =============      =============

                                   (See accompanying Notes to Consolidated Financial Statements)


                                          U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                                          (In Thousands)
                                                            (Unaudited)

ASSETS                                                                          March 31, 1999                 December 31, 1998
----------------------------------------------------------------------    ------------------------        ------------------------

CURRENT ASSETS:
  Cash and cash equivalents                                               $                  4,122        $                  6,613
  Customer receivables, net of allowance                                                    93,233                          94,814
  Other receivables                                                                         19,905                          22,327
  Prepaid insurance and licenses                                                             9,694                           3,411
  Operating and installation supplies                                                        4,878                           5,214
  Deferred income taxes                                                                      4,084                           4,223
  Other current assets                                                                       2,536                           1,312
                                                                          ------------------------        ------------------------
      Total current assets                                                                 138,452                         137,914
                                                                          ------------------------        ------------------------

PROPERTY AND EQUIPMENT, at cost:
  Land and buildings                                                                        10,413                           9,771
  Revenue and service equipment                                                            216,528                         229,377
  Furniture and equipment                                                                   17,855                          14,864
  Leasehold improvements                                                                    15,412                          15,136
                                                                          ------------------------        ------------------------
                                                                                           260,208                         269,148
  Less accumulated depreciation and amortization                                           (53,380)                        (52,221)
                                                                          ------------------------        ------------------------
      Net property and equipment                                                           206,828                         216,927
                                                                          ------------------------        ------------------------

OTHER ASSETS:
  Goodwill, net                                                                             69,246                          64,806
  Other                                                                                      7,155                           6,892
                                                                          ------------------------        ------------------------
      Total other assets                                                                    76,401                          71,698
                                                                          ------------------------        ------------------------

TOTAL ASSETS                                                              $                421,681        $                426,539
                                                                          ========================        ========================


                                   (See accompanying Notes to Consolidated Financial Statements)
                                                                                                                                   5


                                     U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                            (In Thousands Except Share Data)
                                                      (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                                              March 31, 1999      December 31, 1998
-----------------------------------------------------------------------------   ----------------    -------------------

CURRENT LIABILITIES:
  Accounts payable                                                              $         14,547    $            17,090
  Accrued wages and benefits                                                               8,921                  6,573
  Claims and insurance accruals                                                            5,254                  8,382
  Other accrued liabilities                                                                2,197                  6,694
  Current maturities of long-term debt                                                       921                    869
                                                                                ----------------    -------------------
      Total current liabilities                                                           31,840                 39,608
                                                                                ----------------    -------------------

LONG-TERM DEBT, net of current maturities                                                199,784                202,450
                                                                                ----------------    -------------------

DEFERRED INCOME TAXES                                                                     30,059                 28,820
                                                                                ----------------    -------------------

OTHER LONG-TERM LIABILITIES                                                                1,778                  1,994
                                                                                ----------------    -------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                       --                     --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,069,760 and 13,017,867
    shares issued and outstanding at March 31,
    1999 and December 31, 1998, respectively                                                 131                    130
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at March 31, 1999 and December 31, 1998, respectively                         30                     30
  Additional paid-in capital                                                             104,090                103,255
  Retained earnings                                                                       67,068                 63,351
  Treasury stock, Class A (1,134,289 shares), at cost                                    (12,866)               (12,866)
  Notes receivable from stockholders                                                        (233)                  (233)
                                                                                ----------------    -------------------
      Total stockholders' equity                                                         158,220                153,667
                                                                                ----------------    -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $        421,681    $           426,539
                                                                                ================    ===================


                                   (See accompanying Notes to Consolidated Financial Statements)




                                      U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (In Thousands)
                                                       (Unaudited)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                     ------------------------------------
                                                                                           1999                 1998
                                                                                     ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                         $         3,717      $         3,282
  Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
    Deferred income tax provision                                                              1,239                1,100
    Depreciation & amortization                                                                7,387                5,220
    (Gain) loss on sale of equipment                                                            (485)                 246
    Change in receivables                                                                      3,388                4,668
    Change in prepaid insurance                                                               (6,947)              (4,595)
    Change in operating supplies                                                                 336                 (182)
    Change in other assets                                                                    (3,613)              (1,350)
    Change in accounts payable and other accrued liabilities                                 (10,629)              (5,926)
    Change in accrued wages and benefits                                                       2,348                2,453
    Other                                                                                          4                    4
                                                                                     ---------------      ---------------
        Net cash provided by (used in) operating activities                                   (3,255)               4,920
                                                                                     ---------------      ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for purchases of property and equipment                                         (13,342)             (26,102)
    Proceeds from sales of property and equipment                                             18,196               11,526
    Acquisition of business, net of cash acquired                                                 --              (50,785)
                                                                                     ---------------      ---------------
        Net cash provided by (used in) investing activities                                    4,854              (65,361)
                                                                                     ---------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowing (payments) under lines of credit                                            (4,000)              87,500
    Payments of long-term debt                                                                  (214)             (24,096)
    Proceeds from exercise of stock options                                                       --                   60
    Proceed from issuance of common stock, net                                                   124                  275
                                                                                     ---------------      ---------------
        Net cash provided by (used in) financing activities                                   (4,090)              63,739
                                                                                     ---------------      ---------------
NET INCREASE (DECREASE) IN CASH                                                               (2,491)               3,298
Cash and cash equivalents, beginning of period                                                 6,613                2,734
                                                                                     ---------------      ---------------
Cash and cash equivalents, end of period                                             $         4,122      $         6,032
                                                                                     ---------------      ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid during the period for interest                                       $         2,826      $         1,749
                                                                                     ===============      ===============
      Cash paid during the period for income taxes                                   $         3,613      $         1,474
                                                                                     ===============      ===============

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

          Buildings                            10-30 years
          Revenue and service equipment          3-7 years
          Furniture and equipment                3-7 years
          Leasehold improvements                 5-6 years

     Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.


Earnings Per Share

     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 105,000 and 122,000 equivalent shares in the three month period ended March 31, 1999 and 1998, respectively.


Reclassifications

     Certain reclassifications have been made in the fiscal 1998 financial statements to conform to the 1999 presentation.

3.   Commitments and Contingencies

     Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization ("PEO") in which the PEO was a co-employer with the Company for substantially all of the Company's personnel. The PEO was responsible for the processing and administration of the Company's payroll, including tax reporting, and provided group health benefits and workers' compensation coverage. On July 20, 1998, ESI notified the Company it was terminating its agreement with the Company. In July 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga. The complaint alleged that ESI agreed to perform certain employer organization services for the Company, including administration of programs related to wages, payroll taxes, workers' compensation, employee benefit programs and other insurance and related administration services. The Company has alleged that ESI breached its contract to provide such services and wrongfully attempted to terminate the contract. Effective August 20, 1998, the contract with ESI terminated and the Company assumed total control of all payroll functions. The Company seeks reimbursement of amounts wrongfully withheld by ESI, and other contractual and punitive damages. On December 2, 1998, an agreed order was entered submitting all matters in dispute between the parties to binding arbitration which is presently set to be completed in the second quarter of 1999. At March 31, 1999, the Company has approximately $2.4 million included in other receivables related to amounts wrongfully withheld by ESI. The Company presently believes that the contract termination and arbitration will not have a material adverse impact on the Company.

     The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $13,092,000 outstanding at March 31, 1999. The letters of credit are maintained primarily to support the Company's insurance program.


4.   Acquisitions of Victory Express, Inc. and PST Vans, Inc. and
     Pro Forma Financial Information

     Effective January 29, 1998, the Company acquired Victory Express, Inc., a non-union truckload carrier based in Medway, Ohio, for $51 million in cash and assumption of approximately $2 million in debt, in a transaction accounted for by the purchase method of accounting.

     Effective August 28, 1998, the Company acquired PST Vans, Inc., a non-union truckload carrier based in Salt Lake City, Utah for $12.3 million in cash, issuance of approximately 1,036,348 shares of U.S. Xpress stock, and the assumption of $52.0 million in debt, in a transaction accounted for by the purchase method of accounting.

     The results of operations of Victory Express and PST Vans are included in the accompanying consolidated financial statements from the dates of their respective acquisitions. The pro forma financial information below is based on the historical financial statements of U.S. Xpress Enterprises, PST Vans, and Victory Express and adjusted as if the acquisitions had occurred on January 1, 1998, with certain assumptions made that management believes to be reasonable. This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transactions been completed at the beginning of the respective periods or indicative of the results that may occur in the future (in thousands, except share data).

                                    Three Months Ended
                                         March 31,
                                    ------------------
                                      1999      1998
                                    --------  --------

Operating revenue                   $161,266  $164,678
Net income                             3,717     3,479
Earnings per share - basic              0.25      0.22
Earnings per share - diluted            0.25      0.22

Weighted average shares - basic       14,963    16,039
Weighted average shares - diluted     15,068    16,161


5.   Recent Accounting Pronouncements

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


6.   Operating Segments

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



                                 U.S. Xpress  CSI/Crown  Consolidated
                                 -----------  ---------  ------------
Quarter Ended March 31, 1999
----------------------------
 Revenues--external customers       $147,132    $14,134      $161,266
 Intersegment revenues                 1,240          -         1,240
 Operating income                      9,047        268         9,315
 Total assets                        402,439     19,242       421,681

Quarter Ended March 31, 1998
----------------------------
 Revenues--external customers       $108,149    $15,760      $123,909
 Intersegment revenues                 1,414          -         1,414
 Operating income                      6,996        233         7,229
 Total assets                        295,836     19,844       315,680


The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is interest expense, net of $3,165 and $1,771 and other income, net of $44 and $17 for the quarter ended March 31, 1999 and 1998, respectively.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


General

     U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services through two business segments. U.S. Xpress, Inc. (U.S. Xpress) is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation and logistics services to the floorcovering industry.

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                   -----------------------------------------------
                                                                            1999                       1998
                                                                   --------------------      ---------------------
OPERATING REVENUE                                                                 100.0%                     100.0%
                                                                   --------------------      ---------------------

OPERATING EXPENSES:
  Salaries, wages and benefits                                                     39.2                       41.8
  Fuel and fuel taxes                                                              13.3                       14.9
  Vehicle rents                                                                     7.4                        6.4
  Depreciation & amortization                                                       4.3                        4.4
  Purchased transportation                                                         12.0                        8.6
  Operating expense & supplies                                                      6.0                        6.2
  Insurance premiums & claims                                                       3.6                        3.4
  Operating taxes & licenses                                                        1.9                        1.7
  Communications & utilities                                                        1.8                        1.6
  General & other operating                                                         4.7                        5.2
                                                                   --------------------      ---------------------
   Total operating expenses                                                        94.2                       94.2
                                                                   --------------------      ---------------------

INCOME FROM OPERATIONS                                                              5.8                        5.8
                                                                   --------------------      ---------------------
OTHER INCOME AND (EXPENSE):
  Interest expense, net                                                            (2.0)                      (1.4)
  Other income, net                                                                   -                          -
                                                                   --------------------      ---------------------
                                                                                   (2.0)                      (1.4)
                                                                   --------------------      ---------------------

INCOME BEFORE INCOME TAX PROVISION                                                  3.8                        4.4

INCOME TAX PROVISION                                                                1.5                        1.8
                                                                   --------------------      ---------------------

NET INCOME                                                                          2.3%                       2.6%
                                                                   ====================      =====================



Comparison of the Three Months Ended March 31, 1999 to the
Three Months Ended March 31, 1998

     Operating revenue during the three month period ended March 31, 1999 increased $37.4 million, or 30.1%, to $161.3 million, compared to $123.9 million during the same period in 1998. The revenue increase was primarily attributable to a 44.2% increase in weighted average tractors to 4,723 in 1999, compared to 3,275 in 1998, due in part to the acquisitions of Victory Express in January 1998 and PST Vans in August 1998. The Company's average revenue per loaded mile increased 1.5% to $1.186, versus $1.168 in 1998, due principally to per mile rate increases.

     Operating expenses represented 94.2% of operating revenue for the three months ended March 31, 1999 and 1998.

     Salaries, wages and employee benefits as a percentage of revenue were 39.2% during the three months ended March 31, 1999, compared to 41.8% during the same period in 1998. The decrease is primarily attributable to an increase in the number of owner-operators to 480 at March 31, 1999, compared to 131 at March 31, 1998. The August 1998 acquisition of PST Vans accounted for 277 of the increase. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 13.3% during the three months ended March 31, 1999, compared to 14.9% during the same period in 1998. The decrease in fuel expense was due primarily to the increase in the use of owner-operators, who pay for their fuel purchases, and a decrease in the average price per gallon of fuel. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 7.4% during the three months ended March 31, 1999, compared to 6.4% during the same period of 1998. Depreciation and amortization as a percentage of operating revenue was 4.3% for the three months ended March 31, 1999, compared to 4.4% during the same period in 1998. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the three months ended March 31, 1999 were $0.4 million compared to a loss of $0.2 million during the same period in 1998. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.7% during the three months ended March 31, 1999, compared to 10.8% during the same period in 1998. This increase was due primarily to a reduction in equipment utilization (revenue per tractor per week) in the three month period ended March 31, 1999, compared to the same period during 1998.

     Purchased transportation as a percentage of operating revenue was 12.0% during the three months ended March 31, 1999, compared to 8.6% during the same period in 1998. This increase is primarily due to an increase of the Company's owner-operator fleet to 480 as of March 31, 1999 from 131 as of March 31, 1998.

     General and other operating expenses as a percentage of operating revenue were 4.7% during the three months ended March 31, 1999, compared to 5.2% during the same period in 1998. This decrease was primarily due to the 30.1% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     Income from operations for the three months ended March 31, 1999 increased $2.1 million, or 28.9%, to $9.3 million from $7.2 million during the same period in 1998. As a percentage of operating revenue, income from operations was 5.8% for the three months ended March 31, 1999 and 1998.

     Interest expense during the three month period ended increased $1.4 million, or 78.7%, to $3.2 million, compared to $1.8 million during the same period in 1998. This increase is due primarily to the increase in outstanding debt incurred to finance the 1998 acquisitions of Victory Express and PST Vans.

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the three-month period ended March 31, 1999 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions.
At March 31, 1999, the Company had in place a $225.0 million credit facility with a group of banks with a weighted average interest rate of 5.7%, of which $26.9 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based on the London Interbank Offered Rate plus applicable margins as defined in the credit agreement. The Company also had a $10.0 million credit facility at March 31, 1999, all of which was available for borrowing. In 1999, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

     Cash used in operations was $3.3 million during the first three months of fiscal 1999, compared to cash provided by operations of $4.9 million during the same period last year. Net cash provided by investment activities was $4.9 million in the first three months of fiscal 1999, compared to cash used in investing activities of $65.4 million during the same period in 1998. Of the cash used in investment activities, $13.3 million was used to acquire additional property and equipment for the first three months of 1999, compared to $26.1 million during the same period of 1998. The Company used $50.8 million, net of cash acquired, in business acquisitions in the first three months of 1998, related to the acquisition of Victory Express in January 1998.

     Net cash used in financing activities was $4.1 million during the first three months of fiscal 1999, compared to cash provided by financing activities of $63.7 million during the same period of 1998. In the first three months of 1998, the Company financed the acquisition of Victory Express and repaid a substantial portion of its long-term debt with proceeds from the $225.0 million revolving line of credit established in January 1998.

     Management believes that funds provided by operations, available borrowings under the Company's existing line of credit and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months.

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

Year 2000 Compliance

     Some computer systems that use two digits to indicate a year will not be able to process data properly for the Year 2000. The Company has assessed the ability of its software and operating systems to function in the Year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are Year 2000 compliant. A complete comprehensive test of the U.S. Xpress systems for Year 2000 compliance is scheduled for July 1999. Systems in use at CSI/Crown are presently 50% compliant with Year 2000 requirements. Programming to make CSI/Crown's systems compliant is expected to be completed by June 30, 1999. Testing of CSI/Crown systems is scheduled for July 1999. U.S. Xpress is currently obtaining status updates and information concerning the Year 2000 compliance from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. With that in mind, U.S. Xpress is putting in place a plan to replace those vendors and/or suppliers that will not be compliant. The costs to the Company in achieving Year 2000 compliance have not been material and are not expected to be material in the future.

     This report may contain forward-looking statements relating to future events or the future financial performance of the Company. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.
Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

        (a) No reports were filed on Form 8-K during the three months ended March 31, 1999.

        (b)  Financial Data Schedule (for SEC use only)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   U.S. XPRESS ENTERPRISES, INC.
                                                   -----------------------------
                                                           (Registrant)



Date:  May 14, 1999                      By:  /s/ Patrick E. Quinn
                                              ---------------------
                                              Patrick E. Quinn
                                              President



Date:  May 14, 1999                      By:  /s/ Ray M. Harlin
                                              ------------------
                                              Ray M. Harlin
                                              Principal Financial Officer