Form 10-Q
period 1999-06-30
US XPRESS ENTERPRISES INC
filed 1999-08-16
CIK 923571

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                              Commission file number
June 30, 1999                                             0-24806


                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


NEVADA                                                   62-1378182
(State or other jurisdiction of            (I.R.S. employer identification no.)
 Incorporation or organization)


4080 Jenkins Road                                      (423) 510-3000
CHATTANOOGA, TENNESSEE  37421                    (Registrant's telephone no.)
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

                             Yes     X    No ____
                                   -------

          As of June 30, 1999, 11,718,875 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements..........................       3
------

          Consolidated Statements of Operations for the Three and Six
          Months Ended June 30, 1999 and 1998........................       4

          Consolidated Balance Sheets as of June 30,
          1999 and December 31, 1998.................................       5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 and 1998....................       7

          Notes to Consolidated Financial Statements.................       8

Item 2.   Management's Discussion and Analysis of
------
          Financial Condition and Results of Operations..............      12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K  19
------

          SIGNATURES.................................................      20

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

     Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                        Three Months Ended           Six Months Ended
                                                                              June 30,                    June 30,
                                                                          1999          1998           1999          1998
                                                                    --------------   ---------   --------------   ---------
Operating Revenue                                                   $      176,439   $ 138,433   $      337,704   $ 262,343
                                                                    --------------   ---------   --------------   ---------

Operating Expenses:
  Salaries, wages and benefits                                              68,710      56,510          131,925     108,293
  Fuel and fuel taxes                                                       23,248      18,668           44,627      37,131
  Vehicle rents                                                             13,572       7,947           25,471      15,833
  Depreciation and amortization, net of gain on sale                         7,206       5,718           14,107      11,184
  Purchased transportation                                                  20,210      13,033           39,504      23,662
  Operating expense and supplies                                            10,969       8,697           20,676      16,318
  Insurance premiums and claims                                              7,070       4,556           12,809       8,717
  Operating taxes and licenses                                               3,770       2,156            6,819       4,312
  Communications and utilities                                               2,812       2,155            5,782       4,169
  General and other operating                                                8,306       7,338           16,059      13,820
  Non-recurring charge - litigation settlement                               1,250           -            1,250           -
                                                                    --------------   ---------   --------------   ---------
   Total operating expenses                                                167,123     126,778          319,029     243,439
                                                                    --------------   ---------   --------------   ---------

Income from Operations                                                       9,316      11,655           18,675      18,904

Interest Expense, net                                                        3,104       2,190            6,269       3,962
                                                                    --------------   ---------   --------------   ---------

Income Before Income Taxes                                                   6,212       9,465           12,406      14,942

Income Taxes                                                                 2,485       3,783            4,962       5,976
                                                                    --------------   ---------   --------------   ---------

Net Income                                                          $        3,727   $   5,682   $        7,444   $   8,966
                                                                    ==============   =========   ==============   =========

Earnings Per Share - Basic                                          $         0.25   $    0.38   $         0.50   $    0.60
                                                                    ==============   =========   ==============   =========

Weighted Average Shares - Basic                                             14,917      15,049           14,940      15,043
                                                                    ==============   =========   ==============   =========

Earnings Per Share - Diluted                                        $         0.25   $    0.38   $         0.50   $    0.59
                                                                    ==============   =========   ==============   =========

Weighted Average Shares - Diluted                                           14,989      15,152           15,027      15,155
                                                                    ==============   =========   ==============   =========

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                        June 30, 1999                 December 31, 1998
                                                                  --------------------------     --------------------------
                                                                             (Unaudited)
Assets
-----------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                       $                    1,838     $                    6,613
  Customer receivables, net of allowance                                              96,467                         94,814
  Other receivables                                                                   19,684                         22,327
  Prepaid insurance and licenses                                                       7,272                          3,411
  Operating and installation supplies                                                  5,863                          5,214
  Deferred income taxes                                                                4,631                          4,223
  Other current assets                                                                 3,449                          1,312
                                                                  --------------------------     --------------------------
      Total current assets                                                           139,204                        137,914
                                                                  --------------------------     --------------------------

Property and Equipment, at cost:
  Land and buildings                                                                   9,643                          9,771
  Revenue and service equipment                                                      209,071                        229,377
  Furniture and equipment                                                             17,492                         14,864
  Leasehold improvements                                                              16,752                         15,136
                                                                  --------------------------     --------------------------
                                                                                     252,958                        269,148
  Less accumulated depreciation and amortization                                     (57,974)                       (52,221)
                                                                  --------------------------     --------------------------
      Net property and equipment                                                     194,984                        216,927
                                                                  --------------------------     --------------------------

Other Assets:
  Goodwill, net                                                                       70,340                         64,806
  Other                                                                                7,615                          6,892
                                                                  --------------------------     --------------------------
      Total other assets                                                              77,955                         71,698
                                                                  --------------------------     --------------------------


Total Assets                                                      $                  412,143     $                  426,539
                                                                  ==========================     ==========================

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Data)

                                                                             June 30, 1999                December 31, 1998
                                                                      -------------------------     --------------------------
                                                                             (Unaudited)
Liabilities and Stockholders' Equity
-----------------------------------------------------------------

Current Liabilities:
  Accounts payable                                                    $                  12,958     $                   17,090
  Accrued wages and benefits                                                              8,650                          6,573
  Claims and insurance accruals                                                           3,857                          8,382
  Other accrued liabilities                                                               9,158                          6,694
  Current maturities of long-term debt                                                      561                            869
                                                                      -------------------------     --------------------------
      Total current liabilities                                                          35,184                         39,608
                                                                      -------------------------     --------------------------

Long-Term Debt, net of current maturities                                               183,317                        202,450
                                                                      -------------------------     --------------------------

Deferred Income Taxes                                                                    31,301                         28,820
                                                                      -------------------------     --------------------------

Other Long-Term Liabilities                                                               2,388                          1,994
                                                                      -------------------------     --------------------------

Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                      --                             --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,073,164 and 13,017,867
    shares issued and outstanding at June 30,
    1999 and December 31, 1998, respectively                                                131                            130
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at June 30, 1999 and December 31, 1998                                       30                             30
  Additional paid-in capital                                                            104,130                        103,255
  Retained earnings                                                                      70,795                         63,351
  Treasury Stock Class A (1,354,289 shares), at cost                                    (14,900)                       (12,866)
  Notes receivable from stockholders                                                       (233)                          (233)
                                                                      -------------------------     --------------------------
      Total stockholders' equity                                                        159,953                        153,667
                                                                      -------------------------     --------------------------

Total Liabilities and Stockholders' Equity                            $                 412,143     $                  426,539
                                                                      =========================     ==========================

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                        1999                      1998
                                                                                 ------------------      ----------------------
Cash Flows from Operating Activities:
  Net Income                                                                     $            7,444      $                8,966
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Deferred income tax provision                                                             2,481                       4,883
    Depreciation & amortization                                                              14,860                      11,415
    Gain on sale of equipment                                                                  (753)                       (231)
    Change in receivables                                                                       903                      (1,265)
    Change in prepaid insurance                                                              (4,526)                     (2,729)
    Change in operating supplies                                                               (441)                        (46)
    Change in other assets                                                                   (4,223)                     (3,304)
    Change in accounts payable and other accrued liabilities                                 (7,336)                     (5,785)
    Change in accrued wages and benefits                                                      2,078                       1,813
    Other                                                                                        44                          31
                                                                                 ------------------      ----------------------
        Net cash provided by operating activities                                            10,531                      13,748
                                                                                 ------------------      ----------------------

Cash Flows from Investing Activities:
    Payments for purchases of property and equipment                                        (35,304)                    (59,975)
    Proceeds from sales of property and equipment                                            44,116                      32,630
    Acquisition of businesses, net of cash acquired                                          (1,798)                    (50,785)
                                                                                 ------------------      ----------------------
        Net cash provided by (used in) investing activities                                   7,014                     (78,130)
                                                                                 ------------------      ----------------------

Cash Flows from Financing Activities:
    Net borrowing (payments) under lines of credit                                          (20,000)                     96,500
    Payments of long-term debt                                                                 (411)                    (33,597)
    Proceeds from exercise of stock options                                                       -                          77
    Proceeds from issuance of common stock, net                                                 124                         275
    Purchase of 220,000 shares of Class A Common Stock                                       (2,033)                          -
                                                                                 ------------------      ----------------------
        Net cash provided by (used in) financing activities                                 (22,320)                     63,255
                                                                                 ------------------      ----------------------
Net Decrease in Cash and Cash Equivalents                                                    (4,775)                     (1,127)
Cash and Cash Equivalents, beginning of period                                                6,613                       2,734
                                                                                 ------------------      ----------------------
Cash and Cash Equivalents, end of period                                         $            1,838      $                1,607
                                                                                 ------------------      ----------------------

Supplemental Disclosure of Cash Flow Information:
    Cash paid during the period for interest                                     $            6,183      $                2,005
                                                                                 ==================      ======================
    Cash paid during the period for income taxes                                 $            4,965      $                1,677
                                                                                 ==================      ======================

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


Earnings Per Share
     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 72,000 and 103,000 equivalent shares in the three month period ended June 30, 1999 and 1998, respectively, and 87,000 and 112,000 equivalent shares in the six month period ended June 30, 1999 and 1998, respectively.

Reclassifications
     Certain reclassifications have been made in the fiscal 1998 financial statements to conform to the 1999 presentation.

3.   Commitments and Contingencies
     Effective January 1, 1997, the Company entered into an agreement with Employee Solutions, Inc. ("ESI"), a Professional Employer Organization ("PEO") in which the PEO was a co-employer with the Company for substantially all of the Company's personnel. The PEO was responsible for processing and administration of the Company's payroll, including tax reporting, and provided group health benefits and workers' compensation coverage. On July 20, 1998, ESI notified the Company it was terminating its agreement with the Company. On July 22, 1998, the Company filed suit against ESI in the United States District Court for the Eastern District of Tennessee, at Chattanooga. The complaint alleged that ESI agreed to perform certain employer organization services for the Company, including administration of programs related to wages, payroll taxes, workers' compensation, employee benefit programs and other insurance and related administration services. The Company alleged that ESI breached its contract to provide such services and wrongfully attempted to terminate the contract. Effective August 20, 1998, the contract with ESI terminated and the Company assumed total control of all payroll functions. The Company requested reimbursement of amounts wrongfully withheld by ESI, and other contractual and punitive damages. On December 2, 1998, an agreed order was entered submitting all matters in dispute between the parties to binding arbitration. On May 27, 1999, prior to arbitration, a settlement agreement and release was completed. As a result of the settlement, the Company recorded a non-recurring charge of $1.3 million to operating expense in the quarter ending June 30, 1999.

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $10,662,000 outstanding at June 30, 1999. The letters of credit are maintained primarily to support the Company's insurance program.


4.   Acquisitions
     During 1999, the Company paid approximately $1.8 million of additional consideration for acquisitions prior to 1999, according to the terms of the purchase agreements.

     Effective January 29, 1998, the Company acquired Victory Express, Inc., a non-union truckload carrier based in Medway, Ohio, for $51 million in cash and assumption of approximately $2 million in debt, in a transaction accounted for by the purchase method of accounting.

     Effective August 28, 1998, the Company acquired PST Vans, Inc., a non-union truckload carrier based in Salt Lake City, Utah, for $12.3 million in cash, the issuance of 1,036,348 shares of U.S. Xpress stock, and the assumption of $52.0 million in debt, in a transaction accounted for by the purchase method of accounting.

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


                                               Six Months Ended
                                                   June 30,
                                          --------------------------
                                            1999          1998
                                          --------  ----------------
     Operating revenue                    $337,704          $338,285
     Net income                              7,444             9,524
     Earnings per share - basic               0.50              0.59
     Earnings per share - diluted             0.50              0.59
     Weighted average shares - basic        14,940            16,079
     Weighted average shares - diluted      15,027            16,191

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

     Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

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


                                   U.S. Xpress    CSI/Crown      Consolidated
                                   -----------    ---------      ------------
Three Months Ended June 30, 1999
--------------------------------
 Revenues - external customers     $   161,446    $  14,993      $    176,439
 Intersegment revenues                   1,020            -             1,020
 Operating income                        8,457          859             9,316
 Total assets                          393,259       18,884           412,143


Three months Ended June 30, 1998
--------------------------------
 Revenues - external customers     $   118,067    $  20,366      $    138,433
 Intersegment revenues                   1,513            -             1,513
 Operating income                       10,663          992            11,655
 Total assets                          303,509       21,054           324,563

Six Months Ended June 30, 1999
--------------------------------
 Revenues - external customers     $   308,577    $  29,127      $    337,704
 Intersegment revenues                   2,260            -             2,260
 Operating income                       17,485        1,190            18,675
 Total assets                          393,259       18,884           412,143

Six Months Ended June 30, 1998
--------------------------------
 Revenues - external customers     $   226,217    $  36,126      $    262,343
 Intersegment revenues                   2,926            -             2,926
 Operating income                       17,594        1,310            18,904
 Total assets                          303,509       21,054           324,563

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,104 and $2,190 for the three months ended June 30, 1999 and 1998, respectively, and $6,269 and $3,962 for the six months ended June 30, 1999 and 1998, respectively.

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

Results of Operations
     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30,                                June 30,
                                                               1999                1998                1999               1998
                                                          --------------      --------------      --------------     --------------
Operating Revenue                                                  100.0%              100.0%              100.0%            100.0%
                                                          --------------      --------------      --------------     --------------

Operating Expenses:
 Salaries, wages and benefits                                        38.9               40.8                39.1              41.3
 Fuel and fuel taxes                                                 13.2               13.5                13.2              14.2
 Vehicle rents                                                        7.7                5.7                 7.5               6.0
 Depreciation & amortization, net of gain on sale                     4.1                4.1                 4.2               4.3
 Purchased transportation                                            11.5                9.4                11.7               9.0
 Operating expense & supplies                                         6.2                6.3                 6.1               6.2
 Insurance premiums & claims                                          4.0                3.3                 3.8               3.3
 Operating taxes & licenses                                           2.1                1.6                 2.0               1.6
 Communications & utilities                                           1.6                1.6                 1.7               1.6
 General & other operating                                            4.7                5.3                 4.8               5.3
 Non-recurring charge - litigation settlement                         0.7                  -                 0.4                 -
                                                           --------------     --------------      --------------     --------------
  Total operating expenses                                           94.7               91.6                94.5              92.8
                                                           --------------     --------------      --------------     --------------

Income from Operations                                                5.3                8.4                 5.5               7.2

Interest Expense, net                                                 1.8                1.6                 1.8               1.5
                                                           --------------     --------------      --------------     --------------

Income Before Income Taxes                                            3.5                6.8                 3.7               5.7

Income Taxes                                                          1.4                2.7                 1.5               2.3
                                                           --------------     --------------      --------------     --------------

Net Income                                                            2.1%               4.1%                2.2%              3.4%
                                                           ==============     ==============      ==============     ==============

Comparison of the Three Months Ended June 30, 1999 to the Three Months Ended June 30, 1998

     Operating revenue during the three-month period ended June 30, 1999 increased $38.0 million, or 27.5%, to $176.4 million, compared to $138.4 million during the same period in 1998. U.S. Xpress revenue increased $43.4 million due primarily to a 34.7% increase in revenue miles and increase in average revenue per loaded mile to $1.196, versus $1.178 in 1998, due principally to per mile rate increases. Weighted average tractors increased to 4,640 during the three month period ended June 30, 1999, compared to 3,193 during the same period in 1998, due largely to the acquisitions of Victory Express in January 1998 and PST Vans in August 1998. CSI/Crown revenues decreased $5.4 million resulting from a program to eliminate unprofitable revenues, including the closure of certain non-performing facilities.

     Operating expenses represented 94.7% of operating revenue for the three months ended June 30, 1999, compared to 91.6% during the same period in 1998.

     Salaries, wages and benefits as a percentage of revenue were 38.9% during the three months ended June 30, 1999, compared to 40.8% during the same period in 1998. The decrease was primarily attributable to an increase in the number of owner-operators to 451 at June 30, 1999, compared to 145 at June 30, 1998. All owner-operator expenses are reflected as purchased transportation. CSI/Crown salaries, wages and benefits decreased 27.9% during the three months ended June 30, 1999, compared to the same period in 1998 due to the facility closures described above and efficiencies gained through a new bar-coding process.

     Fuel and fuel taxes as a percentage of operating revenue were 13.2% during the three months ended June 30, 1999, compared to 13.5% during the same period in 1998. The decrease was primarily due to the increase in the use of owner-operators, who pay for their fuel purchases. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 7.7% during the three months ended June 30, 1999, compared to 5.7% during the same period of 1998. The increase resulted from increased operating leases for tractors to 2,902 and trailers to 4,019 at June 30, 1999, compared to 1,828 leased tractors and 1,845 leased trailers at June 30, 1998. Depreciation and amortization as a percentage of operating revenue was 4.1% for the three months ended June 30, 1999, compared to 4.1% during the same period of 1998. The Company includes gains and losses from the sale of revenue equipment in depreciation expense.
Net gains from the sale of revenue equipment for the three months ended June 30, 1999 were $.3 million compared to a gain of $.5 million for the same period in 1998. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.8% during the three months ended June 30, 1999, compared to 9.8% during the same period in 1998. This increase was primarily due to a reduction in equipment utilization (revenue per tractor per week) in the three month period ended June 30, 1999, compared to the same period during 1998.

     Purchased transportation as a percentage of operating revenue was 11.5% during the three months ended June 30, 1999, compared to 9.4% during the same period in 1998. The increase was primarily due to an increase of the Company's owner-operator fleet to 451 as of June 30, 1999 from 145 as of June 30, 1998.

     Insurance premiums & claims as percentage of operating revenue was 4.0% during the three months ended June 30, 1999, compared to 3.3% during the same period in 1998. The increase is due primarily to increase in cargo insurance premiums and the reduction in equipment utilization.

     General and other operating expenses as a percentage of operating revenue were 4.7% during the three months ended June 30, 1999, compared to 5.3% during the same period in 1998. This decrease was primarily due to the 27.5% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     Non-recurring charge - litigation settlement was $1.3 million as a result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

     Income from operations for the three months ended June 30, 1999 decreased $2.3 million, or 20.1%, to $9.3 million from $11.7 million during the same period in 1998. As a percentage of operating revenue, income from operations was 5.3% for the three months ended June 30, 1999 and 8.4% for the same period in 1998.

     Interest expense during the three month period ended June 30, 1999 increased $.9 million, or 41.7%, to $3.1 million, compared to $2.2 million during the same period in 1998. This increase was primarily due to the increase in outstanding debt incurred to finance the 1998 acquisitions of Victory Express and PST Vans.

Comparison of the Six Months Ended June 30, 1999 to the Six Months Ended June 30, 1998

     Operating revenue during the six month period ended June 30, 1999 increased $75.4 million, or 28.7%, to $337.7 million, compared to $262.3 million during the same period in 1998. U.S. Xpress revenue increased $82.4 million due primarily to a 33.9% increase in revenue miles and increase in average revenue per loaded mile to $1.192, versus $1.173 in 1998, due principally to per mile rate increases. Weighted average tractors increased to 4,603 during the six month period ended June 30, 1999, compared to 3,190 during the same period in 1998, due largely to the acquisitions of Victory Express in January 1998 and PST Vans in August 1998. CSI/Crown revenues decreased $7.0 million resulting from a program to eliminate unprofitable revenues, including the closure of certain non-performing facilities.

     Operating expenses represented 94.5% of operating revenue for the six months ended June 30, 1999, compared to 92.8% during the same period in 1998.

     Salaries, wages and benefits as a percentage of revenue were 39.1% during the six months ended June 30, 1999, compared to 41.3% during the same period in 1998. The decrease was primarily attributable to an increase in the number of owner-operators to 451 at June 30, 1999, compared to 145 at June 30, 1998. All owner-operator expenses are reflected as purchased transportation. CSI/Crown salaries, wages and benefits decreased 21.7% during the six months ended June 30, 1999, compared to the same period in 1998 due to the facility closures described above and efficiencies gained through a new bar-coding process.

     Fuel and fuel taxes as a percentage of operating revenue were 13.2% during the six months ended June 30, 1999, compared to 14.2% during the same period in 1998. The decrease was primarily due to the increase in the use of owner-operators, who pay for their fuel purchases. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 7.5% during the six months ended June 30, 1999, compared to 6.0% during the same period of 1998. The increase resulted from increased operating leases for tractors to 2,902 and trailers to 4,019 at June 30, 1999, compared to 1,828 leased tractors and 1,845 leased trailers at June 30, 1998. Depreciation and amortization as a percentage of operating revenue was 4.2% for the six months ended June 30, 1999, compared to 4.3% during the same period of 1998. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the six months ended June 30, 1999 were $.8 million compared to a gain of $.2 million for the same period in 1998. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.7% during the six months ended June 30, 1999, compared to 10.3% during the same period in 1998. This increase was primarily due to a reduction in equipment utilization (revenue per tractor per week) in the six month period ended June 30, 1999, compared to the same period during 1998.

     Purchased transportation as a percentage of operating revenue was 11.7% during the six months ended June 30, 1999, compared to 9.0% during the same period in 1998. This increase was primarily due to an increase of the Company's owner-operator fleet to 451 as of June 30, 1999 from 145 as of June 30, 1998.

     Insurance premiums & claims as percentage of operating revenue was 3.8% during the six months ended June 30, 1999, compared to 3.3% during the same period in 1998. The increase is due primarily to increase in cargo insurance premiums and the reduction in equipment utilization.

     General and other operating expenses as a percentage of operating revenue were 4.8% during the six months ended June 30, 1999, compared to 5.3% during the same period in 1998. This decrease was primarily due to the 28.7% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     Non-recurring charge - litigation settlement was $1.3 million as a result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

     Income from operations for the six months ended June 30, 1999 decreased $.2 million, or 1.2%, to $18.7 million from $18.9 million during the same period in 1998. As a percentage of operating revenue, income from operations was 5.5% for the six months ended June 30, 1999 and 7.2% for the same period in 1998.

     Interest expense during the six month period ended June 30, 1999 increased $2.3 million, or 58.2%, to $6.3 million, compared to $4.0 million during the same period in 1998. The increase was primarily due to the increase in outstanding debt incurred to finance the 1998 acquisitions of Victory Express and PST Vans.


Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the six-month period ended June 30, 1999 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions.
At June 30, 1999, the Company had in place a $225.0 million credit facility with a group of banks with a weighted-average interest rate of 6.1%, of which $42.9 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based on the London Interbank Offered rate plus applicable margins as defined in the credit agreement. The Company also had a $10.0 million credit facility at June 30, 1999, all of which was available
for borrowing.   In 1999, the Company's primary sources of liquidity are
expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

     Cash provided by operations was $10.5 million during the six months ended June 30, 1999, compared to cash provided by operations of $13.7 million during the same period last year. Net cash provided by investment activities was $7.0 million in the six months ended June 30, 1999, compared to cash used in investing activities of $78.1 million during the same period in 1998. Of the cash used in investment activities, $35.3 million was used to acquire additional property and equipment for the six months ended June 30, 1999, compared to $60.0 million during the same period of 1998. The Company used $50.8 million, net of cash acquired, in business acquisitions in the first six months of 1998, related to the acquisition of Victory Express in January 1998. Net cash used in financing activities was $22.3 million during the six months ended June 30, 1999, compared to cash provided by financing activities of $63.3 million during the same period of 1998. In the first six months of 1998, the Company financed the acquisition of Victory Express and repaid a substantial portion of its long-term debt with proceeds from the $225.0 million revolving line of credit established in January 1998.

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

Year 2000 Compliance
     Some computer systems that use two digits to indicate a year will not be able to process data properly for the Year 2000. The Company has assessed the ability of its software and operating systems to function in the Year 2000 and beyond. Systems in use by the Company in operations, accounting and purchasing are Year 2000 compliant. A complete comprehensive test of the U.S. Xpress systems for Year 2000 compliance was scheduled and started in July 1999, with subsequent follow-up to be completed in August and September 1999. Systems in use at CSI/Crown are approximately 50% compliant with Year 2000 requirements. Replacement of the non-compliant systems started in May 1999 and has an expected completion date of September 30, 1999. Testing of CSI/Crown systems was scheduled and started in July 1999, with follow-up testing scheduled in September 1999. The Company is currently obtaining status updates and information concerning the Year 2000 compliance from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. With that in mind, the Comapany is putting in place a plan to replace those vendors and/or suppliers that will not be compliant. The costs to the Company in achieving Year 2000 compliance have not been material and are not expected to be material in the future.

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

     (a) No reports were filed on Form 8-K during the three months ended June 30, 1999.

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

                                            U.S. XPRESS ENTERPRISES, INC.
                                            -----------------------------
                                                 (Registrant)



Date:  August 16, 1999                   By:    /s/ Patrick E. Quinn
                                              ------------------------------
                                              Patrick E. Quinn
                                              President



Date:  August 16, 1999                   By:    /s/ Ray M. Harlin
                                              -----------------------------
                                              Ray M. Harlin
                                              Principal Financial Officer


20