Form 10-Q
period 1999-09-30
US XPRESS ENTERPRISES INC
filed 1999-11-15
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended            Commission file number
       September 30, 1999                     0-24806

                          U.S. XPRESS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                       62-1378182
 (State or other jurisdiction of            (I.R.S. employer identification no.)
  Incorporation or organization)

4080 Jenkins Road                                         (423) 510-3000
CHATTANOOGA, TENNESSEE                     37421   (Registrant's telephone no.)
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

     As of September 30, 1999, 11,497,448 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                          U.S. XPRESS ENTERPRISES, INC.

                                      INDEX

                                                                       Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements............................    3
------
         Consolidated Statements of Operations for the Three and Nine
         Months Ended September 30, 1999 and 1998.....................    4

         Consolidated Balance Sheets as of September 30,
         1999 and December 31, 1998...................................    5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998................    7

         Notes to Consolidated Financial Statements...................    8

Item 2.  Management's Discussion and Analysis of
------   Financial Condition and Results of Operations................   12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.............................   19
------

         SIGNATURES...................................................   20

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

     Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                                     Three Months Ended    Nine Months Ended
                                                                        September 30,          September 30,
                                                                            1999                   1998
                                                                     ------------------    -------------------
Operating Revenue                                                    $180,702   $150,165   $518,406   $412,507
                                                                     --------   --------   --------   --------

Operating Expenses:
  Salaries, wages and benefits                                        69,863     59,553    202,143    167,976
  Fuel and fuel taxes                                                 26,517     18,818     71,143     55,948
  Vehicle rents                                                       14,665      7,772     40,137     23,605
  Depreciation & amortization, net of gain on sale                     7,389      6,421     21,496     17,606
  Purchased transportation                                            20,916     15,865     60,421     39,527
  Operating expense & supplies                                        11,980     10,346     33,020     26,959
  Insurance premiums & claims                                          7,769      5,613     19,859     13,903
  Operating taxes & licenses                                           3,705      2,608     10,524      6,919
  Communications & utilities                                           3,287      2,576      9,069      6,745
  General & other operating                                            8,073      8,096     24,132     21,918
  Non-recurring charge -- litigation settlement                          --         --       1,250        --
                                                                    --------   --------   --------   --------
   Total operating expenses                                          174,164    137,668    493,194    381,106
                                                                    ========   ========   ========   ========

Income from Operations                                                 6,538     12,497     25,212     31,401

Interest Expense, net                                                  3,105      2,698      9,374      6,659
                                                                    --------   --------   --------   --------

Income before income taxes                                             3,433      9,799     15,838     24,742

Income Taxes                                                           1,375      3,920      6,337      9,897
                                                                    ========   ========   ========   ========

Net Income                                                          $  2,058   $  5,879   $  9,501   $ 14,845
                                                                    ========   ========   ========   ========

Earnings Per Share -- basic                                         $   0.14   $   0.39   $   0.64   $   0.98
                                                                    ========   ========   ========   ========

Weighted average shares -- basic                                      14,733     15,143     14,870     15,077
                                                                    ========   ========   ========   ========

Earnings Per Share -- diluted                                       $   0.14   $   0.39   $   0.64   $   0.98
                                                                    ========   ========   ========   ========

Weighted average shares -- diluted                                    14,783     15,226     14,945     15,176
                                                                    ========   ========   ========   ========


                (See accompanying Notes to Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30, 1999           December 31, 1998
                                                      ------------------           -----------------
                                                         (Unaudited)
Assets
------

Current Assets:
  Cash and cash equivalents                               $   2,723                     $   6,613
  Customer receivables, net of allowance                    102,498                        94,814
  Other receivables                                          14,699                        22,327
  Prepaid insurance and licenses                              6,695                         3,411
  Operating and installation supplies                         5,635                         5,214
  Deferred income taxes                                       5,662                         4,223
  Other current assets                                        2,460                         1,312
                                                          ---------                     ---------
      Total current assets                                  140,372                       137,914
                                                          ---------                     ---------

Property and Equipment, at cost:
  Land and buildings                                          9,977                         9,771
  Revenue and service equipment                             216,673                       229,377
  Furniture and equipment                                    18,648                        14,864
  Leasehold improvements                                     16,351                        15,136
                                                          ---------                     ---------
                                                            261,649                       269,148
  Less accumulated depreciation and amortization            (63,384)                      (52,221)
                                                          ---------                     ---------
      Net property and equipment                            198,265                       216,927
                                                          ---------                     ---------

Other Assets:
  Goodwill, net                                              70,664                        64,806
  Other                                                       7,673                         6,892
                                                          ---------                     ---------
      Total other assets                                     78,337                        71,698
                                                          ---------                     ---------

Total Assets                                              $ 416,974                     $ 426,539
                                                          =========                     =========

                (See accompanying Notes to Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands Except Per Share Data)

                                                                       September 30, 1999           December 31, 1998
                                                                       ------------------           -----------------
                                                                           (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current Liabilities:
  Accounts payable                                                          $  18,643                  $  17,090
  Accrued wages and benefits                                                   10,173                      6,573
  Claims and insurance accruals                                                 5,644                      8,382
  Other accrued liabilities                                                     2,641                      6,694
  Current maturities of long-term debt                                            410                        869
                                                                            ---------                  ---------
      Total current liabilities                                                37,511                     39,608
                                                                            ---------                  ---------

Long-Term Debt, net of current maturities                                     185,215                    202,450
                                                                            ---------                  ---------

Deferred Income Taxes                                                          31,989                     28,820
                                                                            ---------                  ---------

Other Long-Term Liabilities                                                     2,412                      1,994
                                                                            ---------                  ---------

Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                            --                         --
  Common stock Class A, $.01 par value,
    30,000,000  shares  authorized,  13,086,737 and 13,017,867 shares issued and outstanding at September 30,
    1999 and December 31, 1998, respectively                                      131                        130
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    Outstanding at September 30, 1999 and December 31, 1998                        30                         30
  Additional paid-in capital                                                  104,253                    103,255
  Retained earnings                                                            72,853                     63,351
  Treasury stock Class A (1,589,289 and 1,134,289 shares,
    at September 30, 1999 and December 31, 1998) at cost                      (17,187)                   (12,866)
  Notes receivable from stockholders                                             (233)                      (233)
                                                                            ---------                  ---------
      Total stockholders' equity                                              159,847                    153,667
                                                                            ---------                  ---------

Total Liabilities and Stockholders' Equity                                  $ 416,974                  $ 426,539
                                                                            =========                  =========

                (See accompanying Notes to Financial Statements)

                          U.S. XPRESS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                 1999         1998
                                                               ---------    ---------
Cash Flows from Operating Activities:

  Net Income                                                   $   9,501    $  14,845
  Adjustments to reconcile net income to
        net cash provided by operating activities:

    Deferred income tax provision                                  3,169        4,883
    Depreciation & amortization                                   22,332       17,498
    Gain/loss on sale of equipment                                  (836)         108
    Change in receivables                                         (1,007)      (5,514)
    Change in prepaid insurance                                   (4,563)      (2,473)
    Change in operating supplies                                    (172)           3
    Change in other assets                                        (3,391)      (3,733)
    Change in accounts payable and other accrued liabilities      (8,799)      (3,336)
    Change in accrued wages and benefits                           3,512        3,234
    Other                                                             50           43
                                                               ---------    ---------
        Net cash provided by  operating activities                19,796       25,558
                                                               ---------    ---------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment              (55,996)     (86,044)
    Proceeds from sales of property and equipment                 56,850       43,879
    Acquisition of businesses, net of cash acquired               (1,798)     (62,628)
                                                               ---------    ---------
        Net cash used in investing activities                       (944)    (104,793)
                                                               ---------    ---------

Cash Flows from Financing Activities:
    Net borrowing (payments) under lines of credit               (18,000)     169,500
    Payment of long-term debt                                       (664)     (84,073)
    Proceeds from exercise of stock options                         --             77
    Proceed from issuance of common stock, net                       242          403
    Purchase of Class A Common Stock                              (4,320)      (8,656)
                                                               ---------    ---------
        Net cash provided by (used in) financing activities      (22,742)      77,251
                                                               ---------    ---------
Net Decrease in Cash and Cash Equivalents                         (3,890)      (1,984)
Cash and Cash Equivalents, beginning of period                     6,613        2,734
                                                               ---------    ---------
Cash and Cash Equivalents, end of period                       $   2,723    $     750
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                       $   9,632    $   6,645
                                                               =========    =========
Cash paid during the period for income taxes                   $   6,079    $   1,779
                                                               =========    =========

               (See accompanying Notes to Financial Statements)

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

Earnings Per Share
     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 50,000 and 83,000 equivalent shares in the three month period ended September 30, 1999 and 1998, respectively, and 75,000 and 99,000 equivalent shares in the nine month period ended September 30, 1999 and 1998, respectively.

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

     The Company has letters of credit of $8,126,000 outstanding at September 30, 1999. The letters of credit are maintained primarily to support the Company's insurance program.


4.   Acquisitions

     Under the terms of the purchase agreements for acquisitions prior to 1999 and in settlement of certain contingent purchase price arrangements, the Company incurred approximately $4.0 million of additional consideration in 1999, of which $1.8 million was paid in cash.

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

                                                      Nine Months Ended
                                                        September 30,
                                                  ------------------------
                                                    1999            1998
                                                  --------        --------
    Operating revenue                             $518,406        $521,412
    Net income                                       9,501          15,532
    Earnings per share - basic                         .64             .96
    Earnings per share - diluted                       .64             .95
    Weighted average shares - basic                 14,870          16,177
    Weighted average shares - diluted               14,945          16,276

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

     As amended by SFAS No. 137, statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

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

                                            U.S. Xpress  CSI/Crown  Consolidated
                                            -----------  ---------  ------------
Three Months Ended September 30, 1999
-------------------------------------
   Revenues -- external customers            $165,831    $ 14,871    $180,702
   Intersegment revenues                        1,661           0       1,661
   Operating income                             5,565         973       6,538
   Total assets                               398,092      18,882     416,974

Three Months Ended September 30, 1998
-------------------------------------
   Revenues -- external customers            $129,776    $ 20,389    $150,165
   Intersegment revenues                        1,528           0       1,528
   Operating income                            11,733         764      12,497
   Total assets                               413,131      21,448     434,579

Nine Months Ended September 30, 1999
------------------------------------
   Revenues -- external customers            $474,408    $ 43,988    $518,406
   Intersegment revenues                        3,921           0       3,921
   Operating income                            23,048       2,164      25,212
   Total assets                               398,092      18,882     416,974

Nine Months Ended September 30, 1998
------------------------------------
   Revenues -- external customers            $355,992    $ 56,515    $412,507
   Intersegment revenues                        4,454           0       4,454
   Operating income                            29,325       2,076      31,401
   Total assets                               413,131      21,448     434,579


The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,105 and $2,698 for the three months ended September 30, 1999 and 1998, respectively, and $9,374 and $6,659 for the nine months ended September 30, 1999 and 1998, respectively.

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

Results of Operations
     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                Three Months Ended             Nine Months Ended
                                                                   September 30,                 September 30,
                                                               1999           1998           1999           1998
                                                               -----          -----          -----          -----
Operating Revenue                                              100.0 %        100.0 %        100.0 %        100.0 %
                                                               -----          -----          -----          -----
Operating Expenses:
  Salaries, wages and benefits                                  38.7           39.7           39.0           40.7
  Fuel and fuel taxes                                           14.7           12.4           13.7           13.5
  Vehicle rents                                                  8.1            5.2            7.7            5.7
  Depreciation & amortization, net of gain on sale               4.1            4.3            4.1            4.3
  Purchased transportation                                      11.6           10.6           11.7            9.6
  Operating expense & supplies                                   6.6            6.9            6.4            6.5
  Insurance premiums & claims                                    4.3            3.7            3.8            3.4
  Operating taxes & licenses                                     2.1            1.9            2.0            1.7
  Communications & utilities                                     1.8            1.7            1.7            1.6
  General & other operating                                      4.4            5.4            4.8            5.5
  Non-recurring charge -- litigation settlement                   --             --            0.2             --
                                                                ----           ----           ----           ----
   Total operating expenses                                     96.4           91.8           95.1           92.5
                                                                ----           ----           ----           ----

Income from Operations                                           3.6            8.2            4.9            7.5

Interest Expense, net                                            1.7            1.8            1.8            1.6
                                                                ----           ----           ----           ----

Income before income taxes                                       1.9            6.4            3.1            5.9

Income Taxes                                                     0.8            2.6            1.3            2.4
                                                                ----           ----           ----           ----

Net Income                                                       1.1 %          3.8 %          1.8 %          3.5 %
                                                                ====           ====           ====           ====

Comparison of the Three Months Ended September 30, 1999 to the Three Months Ended September 30, 1998

     Operating revenue during the three-month period ended September 30, 1999 increased $30.5 million, or 20.3%, to $180.7 million, compared to $150.2 million during the same period in 1998. U.S. Xpress revenue increased $36.1 million, or 27.8%, due primarily to a 26.0% increase in revenue miles and increase in average revenue per loaded mile to $1.195, versus $1.177 in 1998, due principally to per mile rate increases. Weighted average tractors increased to 4,693 during the three-month period ended September 30, 1999, compared to 3,582 during the same period in 1998, due in part to the acquisition of PST Vans in August 1998. CSI/Crown revenues decreased $5.5 million or 27.1% resulting from a program to eliminate unprofitable revenues, including the closure of certain non-performing facilities.

     Operating expenses represented 96.4% of operating revenue for the three months ended September 30, 1999, compared to 91.8% during the same period in 1998.

     Salaries, wages and benefits as a percentage of revenue were 38.7% during the three months ended September 30, 1999, compared to 39.7% during the same period in 1998. The decrease was primarily attributable to an increase in the number of owner-operators to 501 at September 30, 1999, compared to 432 at September 30, 1998. All owner-operator expenses are reflected as purchased transportation. CSI/Crown salaries, wages and benefits decreased 29.9% during the three months ended September 30, 1999, compared to the same period in 1998 due to facility closures described above and efficiencies gained through a new bar-coding process.

     Fuel and fuel taxes as a percentage of operating revenue were 14.7% during the three months ended September 30, 1999, compared to 12.4% during the same period in 1998. The increase was primarily due to an approximate 13% increase in the average cost per gallon of fuel, the effect of which was partially offset by the increased use of owner operators who are responsible for their fuel expense. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 8.1% during the three months ended September 30, 1999, compared to 5.2% during the same period of 1998. The increase resulted from increased operating leases for tractors to 3,385 and trailers to 4,667 at September 30, 1999, compared to 1,920 leased tractors and 2,190 leased trailers at September 30, 1998. Depreciation and amortization as a percentage of operating revenue was 4.1% for the three months ended September 30, 1999, compared to 4.3% during the same period of 1998. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the three months ended September 30, 1999 were $.1 million, compared to a loss of $.4 million for the same period in 1998. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.2% during the three months ended September 30, 1999, compared to 9.5% during the same period in 1998. This increase was primarily due to a reduction in equipment utilization (revenue per tractor per week) in the three month period ended September 30, 1999, compared to the same period during 1998 and an increase in the ratio of leased revenue equipment versus owned equipment. Increasing the ratio of leased to owned revenue equipment effectively shifts financing expenses from interest to "above the line" operating expenses.

     Purchased transportation as a percentage of operating revenue was 11.6% during the three months ended September 30, 1999, compared to 10.6% during the same period in 1998. The increase was primarily due to an increase in the average of the Company's owner-operator fleet to 475 for the three month period ended September 30, 1999 compared to 149 for the same period in 1998. Owner operator miles increased from 7.7 million during the three-month period ended September 30, 1998 to 17.4 million miles for the same period in 1999. The effect of the increase in owner operators was offset by a $2.3 million decrease in purchased transportation related to the decrease in revenue and related purchased transportation by CSI/Crown.

     Insurance premiums & claims as percentage of operating revenue was 4.3% during the three months ended September 30, 1999, compared to 3.7% during the same period in 1998. The increase results from an increase effective January 1, 1999 in cargo insurance cost and increases experienced in physical damage and liability insurance cost related principally to the average cost and frequency of claims below the deductible amounts for liability and physical damage per occurrence.

     General and other operating expenses as a percentage of operating revenue were 4.4% during the three months ended September 30, 1999, compared to 5.4% during the same period in 1998. This decrease was primarily due to the 20.3% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     Income from operations for the three months ended September 30, 1999 decreased $6.0 million, or 47.7%, to $6.5 million from $12.5 million during the same period in 1998. As a percentage of operating revenue, income from operations was 3.6% for the three months ended September 30, 1999 and 8.2% for the same period in 1998.

     Interest expense during the three-month period ended September 30, 1999 increased $.4 million, or 15.1%, to $3.1 million, compared to $2.7 million during the same period in 1998. This increase was primarily due to the increase in outstanding debt incurred to finance the acquisition of PST Vans in August, 1998.

Comparison of the Nine Months Ended September 30, 1999 to the Nine Months Ended September 30, 1998

     Operating revenue during the nine-month period ended September 30, 1999 increased $105.9 million, or 25.7%, to $518.4 million, compared to $412.5 million during the same period in 1998. U.S. Xpress revenue increased $118.4 million, or 33.3%, due primarily to a 31.0% increase in revenue miles and an increase in average revenue per loaded mile to $1.193, versus $1.174 in 1998 due principally to per mile rate increases. Weighted average tractors increased to 4,633 during the nine month period ended September 30, 1999, compared to 3,386 during the same period in 1998, due largely to the acquisitions of Victory Express in January 1998 and PST Vans in August 1998. CSI/Crown revenues decreased $12.5 million or 22.2% resulting from a program to eliminate unprofitable revenues, including the closure of certain non-performing facilities.

     Operating expenses represented 95.1% of operating revenue for the nine months ended September 30, 1999, compared to 92.5% during the same period in 1998.

     Salaries, wages and benefits as a percentage of revenue were 39.0% during the nine months ended September 30, 1999, compared to 40.7% during the same period in 1998. The decrease was primarily attributable to an increase in the number of owner-operators to 501 at September 30, 1999, compared to 432 at September 30, 1998. All owner-operator expenses are reflected as purchased transportation. CSI/Crown salaries, wages and benefits decreased 24.6% during the nine months ended September 30, 1999, compared to the same period in 1998 due to facility closures described above and efficiencies gained through a new bar-coding process.

     Fuel and fuel taxes as a percentage of operating revenue were 13.7% during the nine months ended September 30, 1999, compared to 13.5% during the same period in 1998. The increase was primarily due to an increase in the average cost per gallon of fuel, the effect of which was partially offset by the increase use of owner operators who are responsible for their fuel expense. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 7.7% during the nine months ended September 30, 1999, compared to 5.7% during the same period of 1998. The increase resulted from increased operating leases for tractors to 3,385 and trailers to 4,667 at September 30, 1999, compared to 1,920 leased tractors and 2,190 leased trailers at September 30, 1998. Depreciation and amortization as a percentage of operating revenue was 4.1% for the nine months ended September 30, 1999, compared to 4.3% during the same period of 1998. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the nine months ended September 30, 1999 were $.8 million compared to a loss of $.1 million for the same period in 1998. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.8% during the nine months ended September 30, 1999, compared to 10.0% during the same period in 1998. This increase was primarily due to a reduction in equipment utilization (revenue per tractor per week) in the nine month period ended September 30, 1999, compared to the same period during 1998 and an increase in the ratio of leased revenue equipment versus owned equipment. Increasing the ratio of leased to owned revenue equipment effectively shifts financing expenses from interest to "above the line" operating expenses.

     Purchased transportation as a percentage of operating revenue was 11.7% during the nine months ended September 30, 1999, compared to 9.6% during the same period in 1998. This increase was primarily due to an increase in the average of the Company's owner-operator fleet to 474 for the nine months ended September 30, 1999 compared to 134 for the comparable period in 1998. Owner operator miles increased from 13.0 million in 1998 to 47.7 million miles in 1999. The effect of the increase in owner operators was offset by a $6.1 million decrease in purchased transportation related to the decrease in revenue and related purchased transportation by CSI/Crown.

     Insurance premiums & claims as percentage of operating revenue was 3.8% during the nine months ended September 30, 1999, compared to 3.4% during the same period in 1998. The increase results from an increase effective January 1, 1999 in cargo insurance cost and increases experienced in physical damage and liability insurance cost related principally to the average cost and frequency of claims below the deductible amounts for liability and for physical damage per each occurrence.

     General and other operating expenses as a percentage of operating revenue were 4.8% during the nine months ended September 30, 1999, compared to 5.5% during the same period in 1998. This decrease was primarily due to the 25.7% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     Non-recurring charge -- litigation settlement was $1.3 million as a result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

     Income from operations for the nine months ended September 30, 1999 decreased $6.2 million, or 19.7%, to $25.2 million from $31.4 million during the same period in 1998. As a percentage of operating revenue, income from operations was 4.9% for the nine months ended September 30, 1999 and 7.5% for the same period in 1998.

     Interest expense during the nine-month period ended September 30, 1999 increased $2.7 million, or 40.8%, to $9.4 million, compared to $6.7 million during the same period in 1998. The increase was primarily due to the increase in outstanding debt incurred to finance the 1998 acquisitions of Victory Express and PST Vans.

Liquidity and Capital Resources
     The Company's primary sources of liquidity and capital resources during the nine month period ended September 30, 1999 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions. At September 30, 1999, the Company had in place a $225.0 million credit facility with a group of banks with a weighted average interest rate of 6.5%, of which $36.1 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based on the London Interbank Offered rate plus applicable margins as defined in the credit agreement. The Company also had a $10.0 million short-term credit facility at September 30, 1999, all of which was available for borrowing. In 1999, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

     Cash provided by operations was $19.8 million during the nine months ended September 30, 1999, compared to cash provided by operations of $25.6 million during the same period last year. Net cash used in investment activities was $.9 million in the nine months ended September 30, 1999, compared to cash used in investing activities of $104.8 million during the same period in 1998. Of the cash used in investment activities, $56.0 million was used to acquire additional property and equipment for the nine months ended
September 30, 1999, compared to $86.0 million during the same period of 1998. The Company used $62.6 million, net of cash acquired, in business acquisitions in the first nine months of 1998, related to the acquisition of Victory Express in January 1998 and PST in August, 1998. Net cash used in financing activities was $22.7 million during the nine months ended September 30, 1999, compared to cash provided by financing activities of $77.3 million during the same period of 1998. In the first nine months of 1998, the Company financed the acquisition of Victory Express and PST Vans and repaid a substantial portion of its long-term debt with proceeds from the $225.0 million revolving line of credit established in January 1998.

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

Year 2000 Compliance
     Some computer systems that use two digits to indicate a year will not be able to process data properly for the Year 2000. The Company has assessed the ability of its software and operating systems to function in the Year 2000 and beyond. A complete comprehensive test of the U.S. Xpress systems for Year 2000 has been completed and such systems are now Year 2000 compliant. Systems in use at CSI/Crown that were 50% compliant have been remediated, tested, and verified Year 2000 compliant. Replacement of a non-mission critical system at CSI/Crown started in the 2nd quarter of 1999 and has a revised implementation date of November 30, 1999. U.S. Xpress is finalizing Year 2000 compliance status updates and information from its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. With that in mind, U.S. Xpress is putting in place a plan to replace those vendors and/or suppliers that will not be compliant. The costs to the Company in achieving Year 2000 compliance have not been material and are not expected to be material in the future.

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

         (a) No reports were filed on Form 8-K during the three months ended September 30, 1999.

         (b)     Financial Data Schedule (for SEC use only)

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. XPRESS ENTERPRISES, INC.
                                         -------------------------------------
                                            (Registrant)



Date: November 15, 1999                  By: /s/ Patrick E. Quinn
                                             ---------------------------------
                                             Patrick E. Quinn
                                             President

Date: November 15, 1999                  By: /s/ Ray M. Harlin
                                             ---------------------------------
                                             Ray M. Harlin
                                             Principal Financial Officer