Form 10-K
period 1999-12-31
US XPRESS ENTERPRISES INC
filed 2000-03-30
CIK 923571

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1999

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: CLASS A COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [____]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $69,524,398.50 as of March 15, 2000 (based upon the $8.50 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the Registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 15, 2000, the Registrant had 13,119,130 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 11, 12, and 13 of this Report is incorporated by reference from the Registrant's definitive proxy statement dated March 30, 2000 for the 2000 annual meeting of stockholders.

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


GENERAL

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services in the continental United States, Canada and Mexico. The Company is one of the five largest publicly owned truckload carriers in the United States. The Company is a leader in the time definite and expedited services segment of the truckload market and in the adoption of proven new technologies to improve service and reduce costs.

The Company has two operating units, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress accounted for approximately 92% of the Company's 1999 revenues.

U.S. Xpress provides four principal services: i) time-definite and expedited services with lengths of haul of 400 to 3,000 miles; ii) regional services with lengths of haul of 400 to 1,200 miles in the Western, Midwestern, and Southeastern regions of the United States; iii) logistics services to the airfreight industry; and iv) dedicated services.

CSI/Crown is a leading provider of logistics services to the floorcovering industry. Services include: i) consolidation and distribution of less-than-truckload shipments; ii) coordination of line-haul transportation to Company operated service centers and third-party agent facilities for local delivery; iii) warehousing and distribution services; and iv) retail sales of installation supplies, including the Company's private-label "Installer's Choice" brand of floorcovering installation products.

The Company's mission is to provide high levels of service to customers utilizing proven technologies and skilled employees. The Company's operating and growth strategies are focused on its target markets, while capitalizing on evolving trends and growth markets in the transportation industry. These strategies include:

1) POSITION THE COMPANY AS THE PREMIER HIGH SERVICE PROVIDER. The Company specializes in providing time-definite and expedited truckload services to customers that operate supply chain management systems, and particularly those that manage their flow of raw materials, in-process products and finished goods on a "just-in-time" basis. The Company was one of the first in the industry to establish time-definite pickups and deliveries as a standard for service quality. Time-definite service is a critical element in efficient supply chain and distribution systems management. In addition, the Company is one of the few truckload carriers to provide expedited service throughout the continental United States and in parts of Canada and Mexico. This is particularly important to shippers that operate multiple, geographically diverse facilities. In addition, the Company has consistently been a leader in the truckload industry in providing customers with easy access to operating and service-related technologies that provide value to shippers. The Company's electronic commerce ("E-Commerce") capabilities, in particular, differentiate the Company from most other truckload suppliers. The Company provides its customers with the ability to use E-Commerce through the Internet, private networks and third-party networks.

2) EXPAND CORE CARRIER RELATIONSHIPS WITH SHIPPERS. Most larger shippers are reducing the number of carriers they use and are expanding relationships with their most capable carriers. Those companies selected for the most significant supplier relationships with shippers are called "core carriers". This trend is resulting in opportunities due to the Company's broad range of service capabilities which create an advantage over many of its competitors for the reduced number of core carrier positions with major shippers and with third-party logistics providers. The Company offers long-haul, mid-range and regional truckload services, time-definite and expedited services and dedicated fleet services. This range of capabilities, coupled with capacity of 4,734 U.S. Xpress owned, leased, and owner-operator tractors at December 31, 1999, has positioned the Company as a core carrier for many of the largest shippers in North America. In seeking these relationships, the Company emphasizes its service capabilities and capacity, as well as its commitment to flexibility, responsiveness and analytical planning. Customers that have designated the Company as a core carrier include: E.I. DuPont, Federal Express, Proctor and Gamble, Hewlett-Packard, Burlington Air Express, and Kimberly Clark.

3) POSITION THE COMPANY AS A DRIVER-FRIENDLY EMPLOYER. The labor market for qualified professional truck drivers is extremely competitive, providing an advantage to driver-friendly employers like the Company. The Company focuses significant resources and attention on the successful recruiting, hiring, training and retention of qualified solo and team drivers. At December 31, 1999, the Company operated 4,734 tractors in its fleet, an increase of 7.2% from December 31, 1998. This increase was achieved through internal growth and an aggressive owner-operator recruiting program. Management believes that its success in hiring and retaining qualified drivers is due to its high-quality equipment; high utilization, which translates into better take-home pay for drivers; "driver-friendly freight" that does not require labor or lengthy delays; flexible work schedules that enable drivers to better meet their personal obligations and lifestyles; and creative recruiting strategies that recognize the changing demographics of the American work force and that seek to expand the diversity of the driver fleet. Management also believes that it is critical for the Company to remain in the upper tier of carriers for total driver compensation in order to continue to attract and retain experienced drivers. Ongoing success in recruiting, training and retaining sufficient drivers is critical to the Company in achieving its growth objectives.

4) EMPHASIZE RELATIONSHIPS WITH LOGISTICS PROVIDERS. Many major manufacturers and distributors are increasingly focusing on their core competencies and outsourcing some or all of their logistics and transportation requirements to third parties. Some shippers recognize significant cost savings and improved performance by outsourcing transportation management requirements and focusing their resources on their core businesses. Logistics providers typically manage transportation analysis and purchasing, and supply chain coordination for their customers. This trend is providing opportunities for the Company to establish working relationships with important logistics suppliers, and thereby obtain significant new customer accounts with virtually no sales cost. Industry analysts have estimated that logistics providers manage about 5% of freight in the U.S., and this share is expected to grow significantly during the next decade. A small number of logistics providers have moved to the forefront of this industry and have awarded many opportunities to the Company as their business volumes have increased.

The Company has established relationships with many of the leading logistics suppliers, including: J.B. Hunt Logistics, Menlo Logistics and Ryder Integrated Logistics. These relationships have resulted in significant opportunities to serve major shippers that use these third-party logistics firms. Management believes that as the Company continues to demonstrate its capabilities and performs to the demanding requirements of logistics services providers, it can earn additional business opportunities from other quality logistics providers. On March 14, 2000 the Company signed a Letter of Intent with five other large nationwide transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc. and Werner Enterprises, Inc. - pursuant to which the parties agreed to merge their logistics business units into a commonly-owned Internet based transportation logistics company, to be named Transplace.com.

5) PURSUE ACQUISITION OPPORTUNITIES. The Company has grown significantly through eleven strategic acquisitions in the 1990's. U.S. Xpress now includes the operations of Southwest Motor Freight, Hall Systems, National Freight Systems, Michael Lima Transportation, JTI, Inc., Victory Express, Inc and PST Vans, Inc. CSI/Crown's operations include several acquired companies, including: Crown Transport Systems and CSI/Reeves; and assets purchased from Great Southern Xpress and Rosedale Transport. These acquisitions have significantly expanded the Company's capabilities and capacity and have been a significant contributor to the Company's growth. While acquisitions remain an important part of the Company's long-term strategy, the Company is placing its primary emphasis in 2000 on improving its operating results.

SERVICES

TIME DEFINITE SERVICE
The Company's principal service specialty is time-definite service, which is the pickup and delivery of freight to specific schedules over distances ranging from 400 to 3,000 miles. Time-definite transportation requires pickups and deliveries be performed to exact appointment times or within a specified number of minutes. This service is an essential point of differentiation from many other transportation companies, which typically provide service only within time "windows" ranging from a few hours to a few days. Time-definite service is particularly important to the Company's customers that operate in a just-in-time environment, distribution and retail inventory systems and to customers in the air freight and logistics industries.

EXPEDITED SERVICE
The Company's expedited service consists of the pick up and delivery of freight on prescribed schedules at transit times comparable to deferred airfreight service. The Company is able to meet these transit times using team drivers or relays at much lower cost than deferred airfreight. In 1999, revenue from expedited services to manufacturers, distributors and airfreight companies was $205.3 million. Shipments from airfreight customers in 1999 increased to $64.1 million and accounted for 31% of expedited service revenue. The remaining 69% was derived from service to manufacturers, distributors, retailers, freight forwarders, and consolidators.

REGIONAL SERVICE
About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity. These factors make regional service capabilities an important aspect in qualifying the Company for core carrier relationships. The Company provides regional service involving shipments of 400-1,200 miles in the Western, Midwestern and Southeastern regions of the United States. In 1999, revenues from regional service totaled $163.0 million.

DEDICATED SERVICES
Some shippers use transportation or logistics companies to manage or operate their private trucking operations. Many of these shippers have historically operated their own fleets to transport their products. The Company's management expertise, capacity and systems have positioned it to provide dedicated services in which specific tractors and drivers are assigned to a specific customer account. Through dedicated service relationships, customers obtain assurance of capacity to meet their requirements. U.S. Xpress benefits by generating better equipment utilization, increased business volume from important customers and by improving planning of resources. Driver safety is enhanced because the same drivers travel the same lanes repeatedly. Drivers also benefit through enhanced scheduling, reduced downtime between loads and more predictability of their off-duty time. These dedicated accounts represented $64.1 million in revenues in 1999. In addition, approximately 600 tractors at U.S. Xpress are dedicated to specific customers or geographic lanes.

LOGISTICS SERVICES
U.S. Xpress provides logistics services utilizing Company equipment and a network of contract carriers. Most of the customers for these services are airlines, airfreight forwarders and customs brokers involved in the airfreight industry. However, the Company anticipates significant growth from non-traditional customers in the future as it further develops its capabilities. The contract carrier network also provides supplementary capacity to U.S. Xpress when U.S. Xpress equipment is not available. On March 14, 2000 the Company signed a Letter of Intent with five other large nationwide transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc. and Werner Enterprises, Inc. - pursuant to which the parties agreed to merge their logistics business units into a commonly-owned Internet based transportation logistics company, to be named Transplace.com.

FLOORCOVERING LOGISTICS
CSI/Crown is a leading provider of logistics services to the floorcovering industry. CSI/Crown picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations; contracts with U.S. Xpress and other truckload carriers to deliver the products to CSI/Crown service centers or to contract agents and delivery services; and delivers the products to floorcovering distributors, retailers, and large-scale end users in all 50 states, Canada and Mexico. In addition, CSI/Crown provides warehouse facilities and other specialized services such as custom carpet cutting and selling floorcovering installation supplies. CSI/Crown also provides dedicated services by assigning specific equipment to specific customers and uses the equipment to promote the customers' brands on the equipment. In this way, customers obtain the benefits of assured capacity and brand promotion without incurring the management costs and inherent inefficiencies of operating a private fleet. CSI/Crown benefits by being assured consistent volume for its dedicated equipment and drivers.

MARKETING AND CUSTOMERS
The Company's success in marketing its services is a result of commitment to service, capabilities, capacity, and flexibility, responsiveness, analytical planning and information technology management. The Company's marketing department and sales personnel identify new business prospects and implement programs to obtain and retain customer accounts.

Mr. Quinn, the Company's Co-Chairman, and Mr. Lusk, the Executive Vice President of Marketing, are directly involved in marketing the Company's services at the national account level while supporting local sales activities. In addition, the Company employs 26 full-time marketing and national account representatives, who have responsibility for specific geographic areas.

The Company's top 50 customers, most of which have designated the Company as a core carrier, accounted for approximately 63% of revenues in 1999. During 1999, no single customer accounted for more than 5% of the Company's revenue.


TECHNOLOGY
The Company utilizes proven new technologies that yield both competitive service advantages and the ability to more profitably serve its customers. The Company has long been a leader in the truckload industry in adopting new technology and successfully integrating technology with operational systems and processes. Management believes that the Company's information systems are one of its principal competitive advantages.

QUALCOMM
The Company is a leader in the innovation of computer information systems that are integrated with the QUALCOMM OmniTRACS(R) satellite based mobile communications system. The OmniTRACS(R) system was first utilized by the Company in 1990 and is tightly integrated with operational systems and the principal office functions of payroll, billing, fuel, and accounting. The OmniTRACS(R) system simplifies the location of equipment and permits timely and efficient communication of critical operating data, such as shipment orders, loading instructions, routing, fuel, payroll, safety, traffic and maintenance information. For example, load planners assign loads by entering the required information into the system. Drivers then access the previously-planned load from the system and acquire all the necessary customer, order and routing information through their onboard display unit, thus eliminating waiting time and inefficient dependence on truck stop telephones. The OmniTRACS(R) system permits transmission of load assignments directly to the onboard display unit and will signal a driver when an assignment is available so that he or she may sleep in the tractor pending an assignment. In addition, through the OmniTRACS(R) system, drivers have direct access to the Company's IBM AS/400 computer. This capability enables the driver to access information from operations and payroll systems, such as requesting payroll settlement information and cash advances while on the road.

LOAD PLANNING/DISPATCH
The Company operates the SABRE Decision Support System ("QDSS"), a dispatch optimization software system. This software package provides the capability to efficiently "match" equipment and drivers to available loads. QDSS maximizes utilization of the Company's equipment and contributes to improved customer and driver satisfaction. Through QDSS, the Company seeks to identify potential problems of too much or too little freight in a particular geographic area. The Company then seeks additional freight in the impacted area, or its logistics group seeks alternative carriers to handle overflow loads.

FUEL OPTIMIZATION
The Company uses the EXPERT FUEL(R) decision support software from Integrated Decision Support Corporation to optimize tractor fuel purchases by considering all relevant fuel issues and identifying the best fuel purchase locations and quantities at the time of dispatch. EXPERT FUEL(R) minimizes total fuel costs with detailed route and fuel purchase instructions, optimization options, and evaluation of terminal out-of-route purchases.

DOCUMENT IMAGING
The Company utilizes state of the art imaging systems for the scanning, storage, and retrieval of a variety of business documents. These systems include the use of barcodes and optical character recognition (OCR) when scanning trip packets and driver logs. Other documents supporting each delivery, such as bills of lading, seal manifests, confirmations, expense tickets, weight tickets, and lumper receipts are scanned daily onto optical disks or other digital storage media. In addition, Department Of Transportation (DOT) inspection reports and tractor/trailer registrations are scanned and archived for retrieval. These systems reduce the clerical staff time required to enter and retrieve information, while increasing the availability, integrity, and utilization of data by Company personnel and its customers.

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

Management believes that its E-Commerce capabilities are an important aspect of the total service it provides to customers. Management also believes that it must continue to enhance its E-Commerce capabilities to ensure future competitiveness in its industry. Enhanced and updated versions of the Company's entire E-Commerce offerings are slated for release during the first half of 2000. "Xpress Connect 2000" replaces the current highly functional Internet system, adds customizable reporting capabilities, and a sleek new design. "XpressEDI" has been updated with an entire new front-end that provides multicasting VPN capabilities as well as FTP and standard VAN communication services. The Company's Internet web site, located at www.usxpress.com, provides customer-specific information to qualified customers and provides security protection to ensure that only specific customers can access information about their orders.

EATON VORAD
Eaton Vorad collision avoidance systems are specified equipment on tractors used by U.S. Xpress. These radar-based systems are designed to detect traffic ahead and to the side of trucks, and to provide drivers with additional response time, resulting in a safer vehicle for drivers and the motoring public.

TRANSIT TECHNOLOGIES
The Pre-PassTM technology enables a tractor to stop at one weigh station and receive clearance for travel on participating highways. After the truck conducts an initial visit to a weigh station, information regarding the truck and its contents are downloaded onto a transponder located on the tractor. Thereafter, a sensor located along the highway reads the information contained in the transponder and allows the truck and its contents to be electronically cleared without the delays associated with multiple weigh station visits. The Company participated in beta tests for these technologies and equipped a majority of its tractors with these systems in 1997. These technologies enhance fuel economy, improve equipment utilization, improve transit times and reduce accidents.

YEAR 2000 COMPLIANCE
The Company has completed all Year 2000 modifications to its software and operating systems. The Company has not experienced any interruption of service from suppliers or to customers resulting from Year 2000 system issues. In the event that any of the Company's significant suppliers or customers have not successfully achieved Year 2000 compliance, the Company's business or operations could be adversely affected. The costs to the Company in achieving Year 2000 compliance were not material.


EQUIPMENT
The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated a substantial portion of its repurchase commitments from its primary equipment vendors for disposal of a substantial portion of its equipment. These agreements reduce the Company's risks related to equipment disposal values.

The following table shows the type and age of U.S. Xpress company-owned and leased equipment at December 31, 1999:

        Model Year                 Tractors                  Trailers
        ----------                 --------                  --------
           2000                         898                      982
           1999                       2,211                    3,396
           1998                       1,105                    1,407
           1997                           1                    1,370
           1996                          25                    1,932
           1995                          11                    1,261
           1994 & Prior                   -                    1,370
                                  ---------                 --------
           Total                      4,251                   11,718
                                  =========                 ========

TRACTORS
In the early 1990s, the Company's management and drivers worked with the Company's principal tractor supplier, Freightliner, to design improvements in its conventional tractors, such as more spacious and functional sleeper compartments and improved aerodynamics. In 1996, the Company was among the first to purchase the new Freightliner Century Class tractors, which provided superior levels of operating safety, fuel efficiency, information management capabilities and driver comforts. The Company was among the first to use Detroit Diesel 60 Series engines, which provided significant performance improvements and maintenance cost reductions over non-electronic engines. The Company's engines are designed with enough power to enable the tractor to stay with the flow of traffic on most upgrades, which enhances safety and minimizes driver frustration.

The Company now purchases or leases Century Class tractors or Volvo VIN 770s for substantially all of the additions and replacements to its fleet. Tractors are typically replaced every 36 to 48 months, generally well in advance of the need for major engine overhauls. This schedule can be accelerated or delayed based on resale values in the used truck market and the differential between those values and new truck prices. In January 1998, the Company acquired Victory Express, Inc. and in August 1998, the Company acquired PST Vans, Inc. These two acquisitions resulted in the Company acquiring ownership and assuming leases for tractors of various ages that were generally older than the Company's fleet. As of December 31, 1999 substantially all tractors associated with the acquisitions have been replaced.

All Company tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems for improved safety, and Qualcomm and in cab e-mail for improved communications. Over 80% of the tractor fleet is equipped with Eaton automatic shift transmissions and approximately 35% of the fleet with automatic traction control. All engines have fuel incentive programming for increased fuel economy.

TRAILERS
The Company's dry van trailers have cubic capacity that is among the largest in the industry. In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that are more durable, have greater cubic capacity and stiffer sidewalls, and do not fracture as easily as conventional aluminum trailers. The Company currently purchases Wabash Duraplate trailers for substantially all of the additions and replacements to its fleet. In addition, approximately 75% of the trailers are equipped with air ride suspension leading to softer rides which result in less load damage.


COMPETITION
The transportation services business is extremely competitive. The Company competes primarily with other truckload carriers and providers of deferred airfreight service. Competition from railroads and providers of intermodal transportation likely would increase if service standards for these modes were dramatically improved.

Generally, competition for the freight transported by the Company is based on service, efficiency and pricing. Historically, increased competition has created downward pressure on the truckload industry's pricing structure. Prolonged weakness in freight markets or downward pressure on freight rates could adversely affect the Company's results of operations or financial condition. Some competitors have greater financial resources, operate more equipment and transport more freight than the Company.


REGULATION
The Company is a motor carrier that is subject to safety regulations promulgated by the Federal Motor Carrier Safety Administration of the Department of Transportation and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to Federal, State and Provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States, Mexico and certain Canadian provinces over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative change which could affect the economics of the industry.

The Company's operations are also subject to various Federal, State and Local environmental laws dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks. The Company believes that its operations are in substantial compliance with current laws and regulations and does not know of any existing condition that would cause non-compliance with applicable environmental regulations to have a material adverse effect on the Company's business or operating results.


SAFETY AND RISK MANAGEMENT
The Company is committed to safe operations. The Company's emphasis on safety is demonstrated through equipment specifications and active safety and loss prevention programs. These programs reinforce the importance of driving safely, abiding by all laws and regulations such as speed limits and driving hours, performing regular equipment inspections and acting as good citizens on the road. The Company's accident review committee meets regularly to review any new accidents, take appropriate action related to drivers, examine accident trends and implement changes in procedures or communications to address any safety issues.

Management's emphasis on safety also is demonstrated through its equipment specifications, such as anti-lock brakes, electronic engines, special mirrors, conspicuity tape and the implementation of Eaton Vorad collision avoidance systems on all tractors. The Eaton Vorad system is designed to provide drivers with visible and audible warnings when other vehicles are beside them and when vehicles ahead are traveling at slower speeds than the truck. The system provides drivers with additional response time to prevent accidents.

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

The Company secures appropriate insurance coverage at cost-effective rates. The primary claims arising in the Company's business consist of cargo loss and damage and auto liability (personal injury and property damage). The Company currently purchases primary and excess coverage for these types of claims at levels that management believes are sufficient to adequately protect the Company from significant claims. The Company also maintains primary and excess coverage for damage to physical properties and equipment damage resulting from collisions or other losses. The Company believes that its insurance and claims expense as a percentage of operating revenue is one of the best in the industry.


HUMAN RESOURCES
At December 31, 1999, the Company and its subsidiaries employed 7,540 full-time associates, of whom 5,935 were drivers, 215 were mechanics and other maintenance personnel, 1,125 were office associates for U.S. Xpress, the truckload division, and 265 were employed by CSI/Crown, the non-truckload division. U.S. Xpress also had contracts with independent contractors (owner-operators) for the services of 615 tractors that provide both tractor and qualified drivers. None of the Company's employees are represented by a union or collective bargaining agreement, and the Company considers relations with its employees to be good.

DRIVER RECRUITING, TRAINING AND RETENTION
The Company recognizes that it is paramount to recruit, train, and retain a professional driver workforce. The Company also realizes that competition for qualified drivers will remain high and will be impacted by declining unemployment rates, changes in workforce demographics, and reduced government funding of training programs. Although the Company has experienced no significant inability to attract qualified drivers, no assurance can be given that a shortage of qualified drivers in the future will not adversely affect the Company.

All Company drivers must meet or exceed specific guidelines relating to their safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing as outlined in DOT regulations. After an offer of employment is extended, a driver must successfully complete training in all aspects of Company policies and operations, safety philosophy, and fuel efficiency. All drivers must successfully complete a Company driving exam and possess a valid Commercial Drivers License. The Company maintains an ongoing safety and efficiency program to ensure that drivers comply with safe and efficient operating procedures.

Senior management is actively involved with the development and retention of drivers. Recognizing the shortage of new drivers entering the industry, the Company has since January 1998 operated a professional driving school at its facility in Medway, Ohio. The school was certified in 1998 by the Professional Truck Driving Institute of America. The Company also contracts with driver schools managed by independent organizations as well as community college programs throughout the United States. The Company believes that the continued and effective development of the driver training schools and training program will provide the Company with an additional source of drivers.

Management believes that there are several key elements to recruiting and retaining experienced professional drivers, such as an attractive compensation and benefits package, meeting reasonable driver expectations, providing equipment with desirable driver amenities, and providing a company-wide culture of support for driver needs. Drivers are compensated on the basis of miles driven. The starting rate per mile is determined by the driver's experience level and will increase with the driver's length of service with the Company. Additional compensation may be earned through loading /unloading or stop pay, and mileage bonuses. Drivers employed by the Company participate in Company sponsored health, life, dental, and vision plans and are eligible to participate in a 401(k) Retirement Plan and an Employee Stock Purchase Plan. Additional benefits include paid holidays, vacation pay, and pre-paid phone cards.

The Company believes that meeting and managing driver's reasonable expectations is critical to driver satisfaction and retention. From the solicitation of driver friendly freight (no loading/unloading, decreased dwell time, drop/hook, etc.), to training recruiters to provide candidates with a realistic view of work requirements and the lifestyle of a long-haul driver, to getting drivers home on a regular basis, the Company is dedicated to meeting our commitments.

The Company's late model Freightliner and Volvo conventional tractors are designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, electronic engine brakes, and Eaton Vorad collision avoidance systems.

Management believes that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (in cab e-mail, Internet services, etc.) that enables drivers to remain in touch with their families when on the road, managing driver home time, seeking drivers' input in the decision making process and seeking mutually satisfactory solutions, and providing career advancement opportunities for drivers are key factors for developing one of the Company's most valuable assets.

INDEPENDENT CONTRACTORS
The Company recognizes the benefits of augmenting its service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. Therefore, less capital is required for the Company's growth. The Company has an aggressive independent contractor recruiting program, with 615 contractors under contract at December 31, 1999. The Company intends to continue adding independent contractors.


FUEL
Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Many of the Company's customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel ($2.1 million for the year ended December 31, 1999 compared to $0 for the same period in 1998). However, there is no assurance that such fuel surcharges can be used to offset future increases in fuel prices. Additionally, at times fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel. During the later part of 1999, fuel prices steadily increased. The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in compliance with all laws and regulations relating to maintenance of such fuel storage tanks.

ITEM 2.  PROPERTIES

The following table provides information regarding the Company's facilities:

 Company Location                      Facility Functions                               Owned or Leased
 ----------------                      ------------------                               ---------------
U.S. XPRESS:
Austell, Georgia              Drop Yard                                                    Leased
Bayonne, New Jersey           Drop Yard                                                    Leased
Birmingham, Alabama           Terminal                                                     Leased
Boise, Idaho                  Drop Yard                                                    Leased
Bordertown, New Jersey        Drop Yard                                                    Leased
Bowling Green, Kentucky       Drop Yard                                                    Leased
Chattanooga, Tennessee        Corporate Office                                             Leased
Chicago, Illinois             Drop Yard                                                    Leased
Dallas, Texas                 Drop Yard                                                    Leased
Denver, Colorado              Drop Yard                                                    Leased
El Paso, Texas                Drop Yard                                                    Leased
Fontana, California           Terminal, Maintenance, Customer Service,                     Leased
                              Fleet Services, Driver Training
Greenville, South Carolina    Drop Yard                                                    Leased
Hayward, California           Drop Yard                                                    Leased
Houston, Texas                Drop Yard                                                    Leased
Jacksonville, Florida         Drop Yard                                                    Leased
Kent, Washington              Drop Yard                                                    Leased
Knoxville, Tennessee          Drop Yard                                                    Leased
Lincoln, Nebraska             Terminal, Maintenance, Customer Service,                     Owned
                              Fleet Services, Driver Training, Independent
                              Contractor Recruiting
Laredo, Texas                 Drop Yard                                                    Leased
Medway, Ohio                  Terminal, Maintenance, Customer Service,                     Leased
                              Fleet Services, Driver School, Driver Recruiting
Memphis, Tennessee            Drop Yard                                                    Leased
Oklahoma City, Oklahoma       Terminal, Maintenance, Customer Service,                     Leased
                              Fleet Services, Driver Training, Driver Recruiting
Phoenix, Arizona              Drop Yard                                                    Leased
Sacramento, California        Terminal, Fleet Services                                     Leased
Salt Lake City, Utah          Terminal, Maintenance, Customer Service,                     Owned
                              Fleet Services, Driver Training
Sioux City, South Dakota      Terminal                                                     Leased
Troutdale, Oregon             Drop Yard                                                    Leased
Tunnel Hill, Georgia          Terminal, Maintenance, Fleet Services,                       Leased
                              Driver Training

CSI/CROWN:
Akron, Ohio                   Distribution Center                                          Leased
Albany, New York              Distribution Center                                          Leased
Baltimore, Maryland           Distribution Center                                          Leased
La Mirada, California         Distribution Center                                          Leased
Calhoun, Georgia              Distribution Center                                          Owned
Denver, Colorado              Distribution Center                                          Leased
Detroit, Michigan             Distribution Center                                          Leased
Eagan, Minnesota              Distribution Center                                          Leased
Fresno, California            Distribution Center                                          Leased
Grand Prairie, Texas          Distribution Center                                          Leased
Hayward, California           Distribution Center                                          Leased
Houston, Texas                Distribution Center                                          Leased
LeMont, Illinois              Distribution Center                                          Leased
Oklahoma City, Oklahoma       Distribution Center                                          Leased
Pittsburgh, Pennsylvania      Distribution Center                                          Leased

 Company Location                      Facility Functions                               Owned or Leased
 ----------------                      ------------------                               ---------------
CSI/CROWN (CONT.):
Rancho Cordova, California    Distribution Center                                          Leased
Rochester, New York           Distribution Center                                          Leased
Salt Lake City, Utah          Distribution Center                                          Leased
San Antonio, Texas            Distribution Center                                          Leased
San Diego, California         Distribution Center                                          Leased
Tunnel Hill, Georgia          Corporate Office, Distribution Center                        Leased

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

CSI/Crown is based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to Company-owned and agent-operated distribution service centers. All CSI/Crown facilities operate as distribution centers performing consolidation, warehousing, and local distribution.

ITEM 3.  LEGAL PROCEEDINGS

On May 27, 1999, a settlement agreement and release was completed between the Company and Employee Solutions, Inc. ("ESI"), pursuant to which the Company's and ESI's claims in pending litigation were resolved. As a result of the settlement, the Company recorded a non-recurring charge of $1.3 million to operating expense in 1999.

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1999, no matters were submitted to a vote of security holders.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

COMMON STOCK AND STOCKHOLDER DATA
The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. At March 15, 2000, there were 194 registered stockholders and an estimated 2,500 beneficial owners. At March 15, 2000 there were 13,119,130 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. On March 15, 2000, the closing price for the Common Stock was $8.50. Listed below is the trading activity for each quarter in the last two fiscal years:

QUARTER ENDING                         HIGH                   LOW
-------------------------------------------------------------------
March 31, 1998                         24.88                  18.38
June 30, 1998                          21.12                  15.50
September 30, 1998                     18.38                  10.38
December 31, 1998                      16.75                   9.38
March 31, 1999                         17.75                  11.00
June 30, 1999                          12.88                   8.50
September 30, 1999                     11.25                   5.38
December 31, 1999                       9.19                   5.88

DIVIDENDS
The Company does not pay cash dividends and intends to continue to retain earnings to finance the growth of the Company for the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
         (In thousands, except per share and operating data)

                                                     YEAR ENDED                    NINE MONTHS ENDED             YEAR ENDED
                                                     DECEMBER 31,                      DECEMBER 31,                MARCH 31,
                                      ---------------------------------------  --------------------------  -------------------------
                                          1999          1998          1997(5)     1997(4)         1996(5)       1997        1996
-----------------------------------------------------------------------------  --------------------------  -------------------------
INCOME STATEMENT DATA(1)
Operating revenue:
   U.S. Xpress                        $   656,029  $   513,154   $   370,674   $   290,800    $   228,484  $   307,928   $  261,533
   CSI/Crown                               57,713       74,533        72,330        57,645         51,158       65,845       47,817
   Intercompany                            (5,530)      (6,286)       (9,169)       (6,173)        (8,386)     (10,954)      (9,653)
                                       --------------------------------------  --------------------------- ------------------------
   Consolidated                       $   708,212  $   581,401   $   433,835   $   342,272    $   271,256  $   362,819   $  299,697
                                       ======================================  =========================== ========================
Income from operations                $    31,527  $    44,405   $    31,143   $    26,151    $    14,784  $    19,776   $    5,251
Income before income taxes            $    19,139  $    34,497   $    25,592   $    21,983    $    10,627  $    14,236   $       75
Net income                            $    11,381  $    20,717   $    15,362   $    13,191    $     5,708  $     7,878   $       94
Earnings per share - basic            $       .77  $      1.38   $      1.17   $       .98    $       .47  $       .65   $      .01
Weighted average number
   of shares outstanding - basic           14,785       15,038        13,126        13,467         12,081       12,082       12,003
Earnings per share - diluted          $       .77  $      1.37   $      1.16   $       .97    $       .47  $       .65   $      .01
Weighted average number
  of shares outstanding - diluted          14,852       15,162        13,236        13,582         12,151       12,168       12,076

TRUCKLOAD OPERATING DATA(2)
Total revenue miles (in thousands)        533,628      418,665       308,813       241,541        194,324      261,596      222,496
Average revenue per mile              $      1.19  $      1.18   $      1.15   $      1.16    $      1.16  $      1.15   $     1.14
Tractors at end of period (6)               4,734        4,425         2,839         2,839          2,214        2,246        1,975
Trailers at end of period                  11,718       10,413         5,875         5,875          5,331        5,520        4,396
Average revenue per tractor,
   per week                           $     2,633  $     2,661   $     2,656   $     2,734    $     2,794  $     2,761   $    2,646
Total loads                               578,572      464,586       308,063       239,730        187,986      254,214      185,565
Average tractors during period(6)           4,651        3,572         2,537         2,615          2,091        2,111        1,848
Tractor miles (in thousands)              587,917      459,643       333,411       265,102        209,935      282,985      239,599

BALANCE SHEET DATA
Working capital                       $    87,836  $    98,306   $    44,813   $    44,813    $    23,097  $    33,829   $   19,606
Total assets                              409,037      426,539       233,777       233,777        183,479      178,084      177,821
Long-term debt,
   net of current maturities              181,256      202,450        52,120        52,120         65,509       59,318       61,789
Stockholders' equity(3)                   161,527      153,667       128,493       128,493         60,990       63,162       55,086

(1) Data for U.S. Xpress includes data for all truckload operations, including the following from their date of acquisition: Hall Systems, Inc. in October 1995; JTI, Inc. in April 1997; Victory Express, Inc. in January 1998; and PST Vans, Inc. in August 1998. Data for CSI/Crown includes from their date of acquisition CSI/Reeves, Inc. in August 1995 and the floorcovering assets of Rosedale Transport, Inc. in April 1997.
(2) Average revenue per mile and average revenue per tractor per week are net of fuel surcharges. Tractor and trailer data includes owned, leased equipment, and owner operators.
(3) Reflects the sale by the Company of 2,885,000 shares of Class A Common Stock in the 1997 transition period. Reflects in fiscal 1999 and 1998, the issuance of 41,901 and 994,447 shares in connection with the purchase of PST. Reflects, in fiscal 1999 and 1998, the repurchase of 485,000 and 1,134, 289 shares of Class A Common Stock.
(4) Effective December 31, 1997, the Company changed its fiscal year-end to December 31 from March 31. As a result, the transition period ended December 31, 1997 is a nine-month period.
(5) The twelve months ended December 31, 1997 and nine months ended December 31, 1996 unaudited information is provided for the purpose of comparison to the years ended December 31, 1999 and 1998 and the nine months ended December 31, 1997.
(6)  U.S. Xpress owned, leased and owner-operator tractors.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                 12 MONTHS ENDED
                                                                  DECEMBER 31,
                                                     ----------------------------------------
                                                        1999        1998      1997(UNAUDITED)
                                                     ----------------------------------------
OPERATING REVENUE                                      100.0%       100.0%          100.0%
                                                       --------------------------------------
OPERATING EXPENSES:
   Salaries, wages and benefits                        38.8         40.2             40.9
   Fuel and fuel taxes                                 14.2         13.3             15.9
   Vehicle rents                                        7.7          5.6              6.5
   Depreciation and amortization, net of gain/loss      4.1          4.5              2.7
   Purchased transportation                            11.8         10.5              7.9
   Operating expense and supplies                       6.3          6.4              6.5
   Insurance premiums and claims                        4.0          3.6              3.1
   Operating taxes and licenses                         2.1          1.7              1.6
   Communications and utilities                         1.7          1.5              1.7
   General and other operating                          4.6          5.1              6.0
   Non-recurring charge - litigation settlement          .2            -                -
                                                     ------------------------------------
    Total operating expenses                           95.5         92.4             92.8
                                                     ------------------------------------
INCOME FROM OPERATIONS                                  4.5          7.6              7.2

Interest Expense, net                                   1.8          1.6              1.3
                                                     ------------------------------------
Income before income taxes                              2.7          6.0              5.9

Income Taxes                                            1.1          2.4              2.4
                                                     ------------------------------------
NET INCOME                                              1.6%         3.6%             3.5%
                                                     =====================================

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 TO THE
YEAR ENDED DECEMBER 31, 1998

OPERATING REVENUE in 1999 increased $126.8 million, or 21.8%, to $708.2 million, compared to $581.4 million in 1998. U.S. Xpress revenue increased $143.6 million due primarily to a 27.5% increase in revenue miles and increase in average revenue per loaded mile to $1.193, versus $1.177 in 1998, due principally to per mile rate increases. Weighted average tractors increased to 4,651 during 1999, compared to 3,572 during 1998, due in part to the acquisition of PST Vans in August 1998. CSI/Crown revenues decreased $16.8 million or 22.6% resulting from a program to eliminate unprofitable operations, including the closure of certain under-performing facilities.

OPERATING EXPENSES represented 95.5% of operating revenue for 1999, compared to 92.4% during 1998.

SALARIES, WAGES AND EMPLOYEE BENEFITS as a percentage of revenue were 38.8% during 1999, compared to 40.2% during 1998. The decrease was primarily attributable to an increase in the average number of owner-operators to 487 in 1999, compared to 152 in 1998. All owner-operator expenses are reflected as purchased transportation. CSI/Crown salaries, wages and benefits decreased 23.3% during 1999, compared to 1998 due to facility closures described above and efficiencies gained through a new bar-coding process.

FUEL AND FUEL TAXES as a percentage of operating revenue were 14.2% during 1999, compared to 13.3% during 1998. This increase was primarily due to a 9.1% increase in the average fuel cost per mile, the effect of which was offset by the increased use of owner-operators who are responsible for their fuel expense. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers and, on a limited basis, by fuel purchase contracts.

VEHICLE RENTS as a percentage of operating revenue were 7.7% during 1999, compared to 5.6% during 1998. The increase resulted from increased operating leases for tractors to 3,041 and trailers to 5,426 at December 31, 1999, compared to 1,809 leased tractors and 2,383 leased trailers at December 31, 1998. Depreciation and amortization as a percentage of operating revenue was 4.1% for 1999, compared to 4.5% during 1998. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for 1999 were $0.8 million compared to a loss of $.2 million in 1998. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.8% during 1999, compared to 10.1% in 1998. Increasing the ratio of leased to owned revenue equipment effectively shifts financing expenses from interest to "above the line" operating expenses.

PURCHASED TRANSPORTATION as a percentage of operating revenue was 11.8% during 1999, compared to 10.5% in 1998. This increase was primarily due to an increase in the average owner-operator fleet to 487 for 1999 compared to 152 in 1998. Owner-operators provide a tractor and driver incurring substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased from 26.2 million miles during 1998 to 66.9 million miles in 1999. The effect of the increase in owner-operators was offset by a $7.8 million decrease in purchased transportation related to the decrease in revenue and related purchased transportation by CSI/Crown.

INSURANCE PREMIUMS & CLAIMS as a percentage of operating revenue was 4.0% during 1999, compared to 3.6% in 1998. The increase results from an increase effective January 1, 1999 in cargo insurance cost and increases experienced in physical damage and liability insurance cost related principally to the average cost and frequency of claims below the deductible amounts for liability and for physical damage per each occurrence.

GENERAL AND OTHER OPERATING EXPENSES as a percentage of operating revenue were 4.6% during 1999, compared to 5.1% in 1998. This decrease was primarily due to the 21.8% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

NON-RECURRING CHARGE - LITIGATION SETTLEMENT was $1.3 million during 1999, as a result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

INCOME FROM OPERATIONS for 1999 decreased $12.9 million, or 29.0%, to $31.5 million from $44.4 million in 1998. As a percentage of operating revenue, income from operations was 4.5% for 1999, and 7.6% in 1998.

INTEREST EXPENSE during 1999 increased $2.5 million, or 25.0%, to $12.4 million, compared to $9.9 million during 1998. The increase was primarily due to the increase in outstanding debt to finance the 1998 acquisitions of Victory Express and PST Vans.

THE COMPANY'S EFFECTIVE TAX RATE increased to 41% in 1999 compared to 40% for 1998, due primarily to the increased amount of non-deductible goodwill amortization resulting from the 1998 acquisitions of Victory Express and PST Vans.

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 1998 TO THE
TWELVE MONTHS ENDED DECEMBER 31, 1997

OPERATING REVENUE during the fiscal year ended December 31, 1998 increased $147.6 million, or 34.0%, to $581.4 million, compared to $433.8 million during the same period in 1997. The revenue increase was primarily generated by a 44.2% increase in weighted average tractors to 3,572 in 1998, compared to 2,537 in 1997, due in part to the acquisitions of Victory Express in January 1998 and PST Vans in August 1998. The Company's average revenue per loaded mile increased 2.1% to $1.177 in 1998, versus $1.153 in 1997, due principally to per mile rate increases negotiated by the Company.

OPERATING EXPENSES represented 92.4% of operating revenue for the year ended December 31, 1998, compared to 92.8% during the same period in 1997.

SALARIES, WAGES AND EMPLOYEE BENEFITS as a percentage of revenue were 40.2% during the year ended December 31, 1998, compared to 40.9% during the same period in 1997. The decrease was primarily attributable to the significant increase in the number of owner-operators to 450 at December 31, 1998 from 130 at December 31, 1997. The acquisition of PST Vans on August 28, 1998 added 277 owner-operators at the time of acquisition. All owner-operator expenses and purchased linehaul services are reflected as purchased transportation.

FUEL AND FUEL TAXES as a percentage of operating revenue were 13.3% during the year ended December 31, 1998, compared to 15.9% during the same period in 1997. This decrease was primarily attributable to a 16.0% decrease in average price per gallon, as well as the increased use of owner-operators who pay for their fuel purchases. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by fuel purchase contracts.

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

PURCHASED TRANSPORTATION as a percentage of operating revenue was 10.5% during the year ended December 31, 1998, compared to 7.9% during the same period in 1997. This increase is primarily due to the significant increase in the use of owner-operators in 1998. Owner-operators provide a tractor and driver and cover substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Additionally, logistics revenue increased 57.0% to $21.5 million during the year ended December 31, 1998 from $13.7 million during the same period 1997. Logistics revenue is serviced primarily by purchasing transportation from outside agents.

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

INCOME FROM OPERATIONS for the year ended December 31, 1998 increased $13.3 million, or 42.6%, to $44.4 million from $31.1 million during the same period in 1997. As a percentage of operating revenue, income from operations was 7.6% for the twelve months ended December 31, 1998, compared to 7.2% during the same period in 1997.

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

Fuel is one of the Company's largest expenditures. Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Many of the Company's customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel ($2.1 million for the year ended December 31, 1999 compared to $0 for the same period in 1998). However, there is no assurance that such fuel surcharges could be used to offset future increases in fuel prices. Additionally, at times, fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel. During the later part of 1999, fuel prices steadily increased, and they remain at significantly higher levels than 1998 and the first half of 1999. These increased fuel costs will have an impact on the fiscal 2000 operations to the extent that they are not offset by higher rates, surcharges and effective fuel purchase contracts.

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


LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity and capital resources during 1999 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions. On December 31, 1999, the Company had in place a $225.0 million credit facility with a group of banks with a weighted average interest rate of 7.29%, of which $39.1 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based upon the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The note is collateralized by certain property and equipment of the Company. The Company also had a $10.0 million credit facility at December 31, 1999, all of which was available for borrowing. In 2000, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

Cash generated from operations increased to $35.4 million in 1999 from $29.9 million in 1998. Net cash used in investment activities was $15.6 million in 1999 and $99.0 million in 1998. In 1999, $74.6 million was used to acquire additional property and equipment, compared to $96.8 million for 1998. Additionally, the use of cash in investment activities in 1998 included $62.6 million related principally to the acquisition of Victory Express and PST Vans. Proceeds from the sale of property and equipment were $60.8 million in 1999, compared to $60.5 million in 1998.

In 1998, the Company financed the acquisitions of Victory Express and PST Vans and repaid a substantial portion of its long-term debt with proceeds from the $225.0 million revolving line of credit established in 1998. In 1999, the Company used cash to purchase 485,000 shares of Class A Common Stock.

On February 24, 2000, the Company's Board of Directors authorized the repurchase of up to $10 million of its outstanding Class A Common Stock. The repurchases are authorized to be made from time to time in open-market and/or negotiated transactions through December 31, 2000, as market conditions warrant.

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


SEASONALITY
In the trucking industry, shipments generally show a seasonal pattern as customers increase shipments prior to and reduce shipments during and after the winter holiday season. Additionally, shipments can be adversely impacted by winter weather conditions.


YEAR 2000 COMPLIANCE
The Company has completed all Year 2000 modifications to its software and operating systems. The Company has not experienced any interruption of service from suppliers or to customers resulting from Year 2000 system issues. In the event that any of the Company's significant suppliers or customers have not successfully achieved Year 2000 compliance, the Company's business or operations could be adversely affected. The costs to the Company in achieving Year 2000 compliance were not material.


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

RECENT EVENTS
On March 14, 2000 the Company signed a Letter of Intent with five other large nationwide transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc,; and Werner Enterprises, Inc. - pursuant to which the parties agreed to merge their logistics business units into a commonly-owned, Internet based transportation logistics company, to be named Transplace.com. Subject to negotiation of definitive agreements, regulatory filings and approvals and other customary conditions, the parties agreed to merge their respective logistics businesses into the newly-formed logistics company. As planned, the Company would hold a 13% interest in the newly-formed logistics company. The other owners would have the following equity interests: Covenant, 13%; J.B. Hunt, 28%; M.S. Carriers, 14%; Swift, 16%; and Werner, 16%. Transplace.com's initial service will focus on truckload, refrigerated and intermodal deliveries. Although there can be no certainty as to the level of business to be achieved by the new entity, the logistics businesses that would be contributed to it experienced aggregated revenues of $650 million in 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Xpress Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the periods ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the periods ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
February 1, 2000

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                               YEAR ENDED                    NINE
                                                               DECEMBER 31,              MONTHS ENDED
                                                       -----------------------------     DECEMBER 31,
                                                        1999                 1998            1997
-----------------------------------------------------------------------------------------------------
OPERATING REVENUE                                      $ 708,212        $    581,401       $  342,272

OPERATING EXPENSES:
   Salaries, wages and benefits                          275,070             233,953          138,582
   Fuel and fuel taxes                                   100,295              77,046           52,438
   Vehicle rents                                          54,522              32,399           21,912
   Depreciation and amortization, net of gain/loss on
      disposition of equipment                            29,250              26,007            8,806
   Purchased transportation                               83,897              60,773           29,205
   Operating expenses and supplies                        44,629              37,575           22,459
   Insurance premiums and claims                          28,431              20,159           11,425
   Operating taxes and licenses                           14,709               9,830            5,228
   Communications and utilities                           12,174               9,002            5,683
   General and other operating expenses                   32,458              30,252           20,383
   Non-recurring charge - litigation settlement            1,250                   -                -
                                                       ----------------------------------------------
      Total operating expenses                           676,685             536,996          316,121
                                                       ----------------------------------------------
INCOME FROM OPERATIONS                                    31,527              44,405           26,151

Interest Expense, net                                     12,388               9,908            4,168
                                                       ----------------------------------------------
Income Before Income Tax Provision                        19,139              34,497           21,983
Income Tax Provision                                       7,758              13,780            8,792
                                                       ----------------------------------------------
NET INCOME                                             $  11,381        $     20,717   $       13,191
                                                       ==============================================
EARNINGS PER SHARE - BASIC                             $     .77        $       1.38   $          .98
                                                       ==============================================
Weighted average shares - basic                           14,785              15,038           13,467
                                                       ==============================================
EARNINGS PER SHARE - DILUTED                           $     .77        $       1.37   $          .97
                                                       ==============================================
Weighted average shares - diluted                         14,852              15,162           13,582
                                                       ==============================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                             DECEMBER 31,
                                                                                   -----------------------------------
                                                                                       1999                    1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
   CURRENT ASSETS
      Cash and cash equivalents                                                    $       259             $     6,613
      Customer receivables, net of allowance of $3,255 and $3,751                      101,870                  94,814
      Other receivables                                                                  9,807                  22,327
      Operating and installation supplies                                                6,078                   5,214
      Deferred income taxes                                                              2,148                   4,223
      Other current assets                                                               4,170                   4,723
                                                                                   -----------              ----------
           Total current assets                                                        124,332                 137,914
                                                                                   -----------              ----------
   PROPERTY AND EQUIPMENT, AT COST                                                     275,880                 269,148
      Less accumulated depreciation and amortization                                   (69,547)                (52,221)
                                                                                   -----------             -----------
           Net property and equipment                                                  206,333                 216,927
                                                                                   -----------             -----------
   OTHER ASSETS
      Goodwill, net                                                                     70,161                  64,806
      Other                                                                              8,211                   6,892
                                                                                   -----------             -----------
           Total other assets                                                           78,372                  71,698
                                                                                   -----------             -----------
                 TOTAL ASSETS                                                      $   409,037             $   426,539
                                                                                   ===========             ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                                             $    17,442             $    17,090
      Accrued wages and benefits                                                         7,268                   6,573
      Claims and insurance accruals                                                      5,530                   8,382
      Other accrued liabilities                                                          5,074                   6,694
      Current maturities of long-term debt                                               1,182                     869
                                                                                   -----------             -----------
           Total current liabilities                                                    36,496                  39,608
                                                                                   -----------             -----------
   LONG-TERM DEBT, NET OF CURRENT MATURITIES                                           181,256                 202,450
                                                                                   -----------             -----------
   DEFERRED INCOME TAXES                                                                26,526                  28,820
                                                                                   -----------             -----------
   OTHER LONG-TERM LIABILITIES                                                           3,232                   1,994
                                                                                   -----------             -----------
   COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 9)
   STOCKHOLDERS' EQUITY
      Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares
      issued                                                                                --                      --
      Common Stock Class A, $.01 par value, 30,000,000 shares authorized,
        13,087,545 and 13,017,867 shares issued and outstanding at December 31,
        1999 and 1998, respectively                                                        131                     130
      Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
        shares issued and outstanding                                                       30                      30
      Additional paid-in capital                                                       104,259                 103,255
      Retained earnings                                                                 74,732                  63,351
      Treasury Stock, Class A, at cost (1,619,289 and 1,134,289 shares at
         December 31, 1999 and 1998, respectively)                                     (17,392)                (12,866)
      Notes receivable from stockholders                                                  (233)                   (233)
                                                                                   -----------             -----------
           Total stockholders' equity                                                  161,527                 153,667
                                                                                   -----------             -----------
                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   409,037             $   426,539
                                                                                   ===========             ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
SHEETS.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                  YEAR ENDED                          NINE
                                                                                  DECEMBER 31,                    MONTHS ENDED
                                                                       ------------------------------             DECEMBER 31,
                                                                            1999                1998                  1997
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                          $      11,381         $    20,717       $       13,191
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Deferred income tax provision                                            1,181               8,882                4,160
      Depreciation and amortization                                           30,014              25,770               10,522
      (Gain)/loss on sales of equipment                                         (764)                237               (1,716)
      Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                           4,113              (8,889)              (5,590)
         Operating and installation supplies                                    (616)               (260)                 729
         Other assets                                                         (4,004)             (8,136)               1,690
         Accounts payable and other accrued liabilities                       (6,538)             (7,550)              (4,867)
         Accrued wages and benefits                                              606                (906)                (804)
         Other                                                                    56                  47                   22
                                                                       ------------------------------------------------------
              Net cash provided by operating activities                       35,429              29,912               17,337
                                                                       ------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Payments for purchases of property and equipment                          (74,622)            (96,822)             (58,653)
   Proceeds from sales of property and equipment                              60,773              60,461               16,359
   Acquisition of businesses, net of cash acquired                            (1,798)            (62,626)              (4,990)
                                                                       ------------------------------------------------------
              Net cash used in investing activities                          (15,647)            (98,987)             (47,284)
                                                                       -------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (payments) under lines of credit                           (21,000)            169,500               (3,000)
   Payments of long-term debt                                                   (852)            (84,174)             (44,159)
   Borrowings under long-term debt                                                --                  --               22,819
   Proceeds from exercise of stock options                                        --                  91                  213
   Proceeds from issuance of common stock, net                                   242                 403               51,716
   Purchase of Class A Common Stock                                           (4,526)            (12,866)                  --
                                                                       ------------------------------------------------------
              Net cash provided by (used in) financing activities            (26,136)             72,954               27,589
                                                                       ------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (6,354)              3,879               (2,358)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 6,613               2,734                5,092
                                                                       ------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $         259         $     6,613       $        2,734
                                                                       ======================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                            $      12,838         $    10,062       $        4,842
                                                                       ======================================================
   Cash paid during the period for income taxes, net                   $       6,967         $     2,600       $        2,100
                                                                       ======================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                                 NOTES
                                                     COMMON STOCK        ADDITIONAL                           RECEIVABLE
                                                   ------------------     PAID-IN     RETAINED    TREASURY       FROM
                                                   CLASS A    CLASS B     CAPITAL     EARNINGS     STOCK     STOCKHOLDERS   TOTAL
                                                   -------    -------     -------     --------     -----     ------------   -----
BALANCE, MARCH 31, 1997                           $      90  $      30   $  33,832   $  29,443   $      --    $    (233) $  63,162

   Net income                                            --         --          --      13,191          --           --     13,191
   Issuance of 1,210 shares of Class A Common
     Stock for non-employee director compensation        --         --          22          --          --           --         22
   Proceeds from exercise of 36,832 stock options        --         --         213          --          --           --        213
   Issuance of 10,000 shares of Class A Common
     Stock to officer                                     1         --         188          --          --           --        189
   Issuance of 2,885,000 shares of Class A Common
     Stock                                               29         --      51,687          --          --           --     51,716
                                                  --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                              120         30      85,942      42,634          --         (233)   128,493

   Net income                                            --         --          --      20,717          --           --     20,717
   Issuance of 2,661 shares of Class A Common
     Stock for non-employee director compensation        --         --          47          --          --           --         47
   Proceeds from exercise of 15,167 stock options        --         --          91          --          --           --         91
   Issuance of 26,008 shares of Class A Common
     Stock for employee stock purchase plan              --         --         403          --          --           --        403
   Issuance of 994,447 shares of Class A Common
     Stock for PST acquisition                           10         --      16,772          --          --           --     16,782
   Repurchase of 1,134,289 shares of Class A
     Common Stock                                        --         --          --          --     (12,866)          --    (12,866)
                                                  --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                              130         30     103,255      63,351     (12,866)        (233)   153,667

   Net income                                            --         --          --      11,381          --           --     11,381
   Issuance of 5,068 shares of Class A Common
      Stock for non-employee director compensation       --         --          56          --          --           --         56
   Issuance of 22,709 shares of Class A Common
      Stock for employee stock purchase plan             --         --         242          --          --           --        242
   Issuance of 41,901 shares of Class A Common
      Stock for PST acquisition                           1         --         706          --          --           --        707
   Repurchase of 485,000 shares of Class A
      Common Stock                                       --         --          --          --      (4,526)          --     (4,526)
                                                  --------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                        $     131  $      30   $ 104,259   $  74,732   $ (17,392)   $    (233)  $161,527
                                                  ================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

Effective December 31, 1997, the Company changed its fiscal year-end from March 31 to December 31. Therefore, for purposes of these financial statements and notes, "fiscal 1999" and "fiscal 1998" refer to the fiscal years ended December 31, 1999 and 1998, and "1997 transition period" relates to the nine-month period ended December 31, 1997.


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

PROPERTY AND EQUIPMENT
Property and equipment are carried at cost. Depreciation and amortization of property and equipment are computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value). The cost and lives are as follows:

                                                               Cost
                                                   ------------------------
                                        Lives          1999          1998
                                     -----------   ----------    ----------
      Land and buildings             10-30 years     $ 10,377      $  9,771
      Revenue and service equipment   3-7 years       223,991       229,377
      Furniture and equipment         3-7 years        19,169        14,864
      Leasehold improvements          5-6 years        22,343        15,136
                                                   ----------     ---------
                                                     $275,880      $269,148
                                                   ==========     =========

The Company recognized $27,101, $24,097 and $9,895 in depreciation expense in fiscal 1999, 1998 and the 1997 transition period, respectively. Gains (losses) on sales of equipment of $764, $(237) and $1,716 for fiscal 1999, 1998 and the 1997 transition period, respectively, are included in depreciation expense on the consolidated statements of operations.

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

GOODWILL
The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill and is being amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $1,977, $1,244 and $323 of goodwill amortization expense in fiscal 1999, fiscal 1998 and the 1997 transition period, respectively. Accumulated amortization was $4,572 and $2,595 at December 31, 1999 and 1998, respectively.

CLAIMS AND INSURANCE ACCRUALS
Claims and insurance accruals consist of cargo loss, damage and liability (personal injury and property damage) in excess of established deductible levels and group health claims. Claims in excess of deductible levels are covered by insurance in amounts which the Company considers adequate. Although the Company utilized insurance policies with large self-insurance levels prior to 1997, current deductible levels range from $3 for liability, $50 for cargo loss and $5 after an aggregate annual deductible of $2,500 for physical damage. Claims accruals represent the uninsured portion of pending claims at December 31, 1999 and 1998, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, damage and liability claims are estimated based on the Company's evaluation of the type and severity of individual claims. Accruals for group health insurance claims are based on the Company's estimate of outstanding claims determined by the Company's past claims experience.

OTHER LONG-TERM LIABILITIES
Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At December 31, 1999 and 1998, other long-term liabilities include deferred rents of $2,814 and $1,752, respectively.

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

EARNINGS PER SHARE
The difference between basic and diluted EPS is due to the assumed conversion of dilutive outstanding options resulting in approximately 67,000, 124,000 and 115,000 equivalent shares in fiscal 1999, fiscal 1998 and the 1997 transition period respectively.

STOCK-BASED COMPENSATION
The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective fiscal 1997, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

RECLASSIFICATIONS
Certain reclassifications have been made in the 1997 transition period and in the fiscal 1998 financial statements to conform to the 1999 presentation.


3. ACQUISITIONS

All acquisitions have been accounted for under the purchase method of accounting. The results of operations of the acquired businesses are included in the financial statements from the dates of acquisition. Under the terms of the purchase agreements for acquisitions prior to 1999 and in settlement of certain contingent purchase price arrangements, the Company incurred approximately $4,000 of additional consideration in 1999, of which approximately $1,800 was paid in cash.

Effective January 29, 1998, the Company acquired Victory Express, Inc. ("Victory"), a non-union truckload carrier based in Medway, Ohio, for $51,000 in cash and assumption of approximately $2,000 in debt.

Effective August 28, 1998, the Company acquired all of the outstanding shares of PST Vans, Inc. ("PST"), a non-union truckload carrier based in Salt Lake City, Utah, for $12,281 in cash, 1,036,348 shares of U.S. Xpress Common Stock, and the assumption of $52,000 in debt.

The pro forma financial information below is based on the historical financial statements of U.S. Xpress Enterprises, PST Vans, and Victory Express and adjusted as if the acquisitions had occurred as of the beginning of the periods presented, with certain assumptions made that management believes to be reasonable.

                                       FISCAL                  1997
                                        1998             TRANSITION PERIOD
                                   ---------------------------------------
                                                (Unaudited)
       Operating Revenue           $  679,596               $   504,511
       Net Income                      17,568                     7,850
       Basic Earnings Per Share          1.11                      0.54
       Diluted Earnings Per Share        1.11                      0.54

This information is for comparative purposes only and does not purport to be indicative of the results of operations that would have occurred had the transactions been completed at the beginning of the respective periods or indicative of the results that may occur in the future.


4. INCOME TAXES

The income tax provision for fiscal 1999, fiscal 1998, and the 1997 transition period consisted of the following:

                             Fiscal              Fiscal              1997
                              1999                1998        Transition Period
                       --------------------------------------------------------
    Current:
       Federal          $     5,979          $     4,171              $    3,854
       State                    598                  727                     778
                       ---------------------------------------------------------
                              6,577                4,898                   4,632
    Deferred                  1,181                8,882                   4,160
                        --------------------------------------------------------
                        $     7,758          $    13,780              $    8,792
                        ========================================================


A reconciliation of the income tax provision as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

                                                                    Fiscal       Fiscal          1997
                                                                     1999          1998    Transition Period
       -----------------------------------------------------------------------------------------------------
       Federal income tax at statutory rate                    $     6,699   $    12,074     $    7,694
       State income taxes, net of federal income tax benefit           395         1,366            513
       Nondeductible goodwill amortization                             548           349             58
       Nondeductible driver per diems                                   --            --            193
       Other, net                                                      116            (9)           334
                                                               ----------------------------------------
             Income tax provision                              $     7,758   $    13,780     $    8,792
                                                               ========================================

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 1999 and 1998 consisted of the following:

                                                                     1999                1998
                                                                  -------------------------------
       Deferred tax assets
             Allowance for doubtful accounts                     $       601          $     1,303
             Insurance reserves                                        2,157                3,269
             Alternative minimum tax credit carryforwards              2,369                1,115
             Claims and other reserves                                   340                  673
             Net operating loss carryforwards                          6,229                5,100
             Other                                                       597                  684
                                                                 -------------------------------
                  Total deferred tax assets                      $    12,293          $    12,144
                                                                 ================================
       Deferred tax liabilities
             Book over tax basis of property and equipment       $    34,980          $    35,233
             Deductible goodwill amortization                            575                  152
             Prepaid license fees                                        468                1,005
             Other                                                       648                  351
                                                                 --------------------------------
                  Total deferred tax liabilities                 $    36,671          $    36,741
                                                                 ================================

At December 31, 1999, the Company has approximately $19,000 of net operating loss ("NOL") carryforwards from the PST acquisition, which expire in 2010 and 2011. The utilization of the NOL carryforwards is limited to future net income generated from PST. Management believes it will be able to utilize the NOL carryforwards prior to their expiration. The Company also has approximately $2,000 of alternative minimum tax ("AMT") credit carryforwards. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years.

5. LONG-TERM DEBT

Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                                         1999              1998
                                                                                     -----------------------------
   Obligation under line of credit with a group of banks, weighted average
      interest rate of 7.29% at December 31, 1999, maturing January 2002             $   178,000        $  199,000

   Installment note with bank, interest rate of 8.05% at December 31, 1999,
      maturing December 2003                                                                 860             1,060

   Capital lease obligations maturing through January 2008                                 1,760             2,284

   Other                                                                                   1,818               975
                                                                                     -----------------------------
                                                                                         182,438           203,319
   Less:  current maturities of long-term debt                                            (1,182)             (869)
                                                                                     -----------------------------
                                                                                     $   181,256        $  202,450
                                                                                     =============================

During 1998, the Company entered into a line of credit with a syndicate of banks with aggregate capacity up to $225,000. The facility has among its financial covenants, limitations on the amount of total debt, and thresholds for the capital adequacy of the Company. A portion of the availability under this line was immediately used to payoff certain existing long-term indebtedness bearing higher interest rates. Letters of credit outstanding against the line of credit were $7,916, and $39,084 was available under the facility at December 31, 1999.

Borrowings (including letters of credit) under the line of credit are limited to the lesser of: (a) 90% of the book value of eligible revenue equipment plus 85% of eligible accounts receivable, or (b) $225,000. Borrowings under the line of credit bear interest, at the option of the Company, equal to either: (i) the greater of the bank's prime rate or the federal funds rate plus .50%, (ii) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined by a financial covenant, or (iii) the rate offered to the Company for a loan of a specific amount and maturity by any of the participating banks under a competitive bid process. At December 31, 1999, the margin applicable to the Eurodollar interest rate was equal to 1.1%.

The Company also has available a $10,000 revolving line of credit that bears interest at the Federal Funds rate plus .50% and a margin that is determined by a financial covenant, and has the same financial covenants as the Company's $225,000 facility. No amounts were outstanding under this line of credit at December 31, 1999 and 1998.

The aggregate annual maturities of long-term debt for each of the next five years are:

                                2000           $  1,182
                                -----------------------
                                2001              1,118
                                ----------------------
                                2002            178,364
                                -----------------------
                                2003                419
                                -----------------------
                                2004                228
                                -----------------------

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

   Notional   Fixed Rate   Variable Rate        Effective          Expiration
    Amounts    Component     Component            Date                Date
    -------    ---------     ---------            ----                ----

$   10,000      5.730%        6.133%      February 6, 1998     February 6, 2003
    15,000      5.705         6.133       February 6, 1998     February 6, 2003
    10,000      5.145         6.133       August 6, 1999       February 6, 2003
    10,000      5.565         6.120       September 8, 1998    September 8, 2003

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

The fair value of the interest rate swap agreements is defined as the amount the Company would receive or pay to relinquish itself from further obligations under the agreements. At December 31, 1999, the Company estimates the amount it would receive to terminate the agreements approximates $1,351.

7. LEASES

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2004. Rental expense under non-cancelable operating leases was approximately $60,335, $37,213 and $21,912 for fiscal 1999, fiscal 1998 and the 1997 transition period, respectively.

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

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are:

                               2000        $    64,253
                               -----------------------
                               2001             54,627
                               -----------------------
                               2002             28,775
                               -----------------------
                               2003             12,605
                               -----------------------
                               2004              6,754
                               -----------------------


8. RELATED PARTY TRANSACTIONS

The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $868, $1,480 and $1,145 was recognized in connection with these leases during fiscal 1999, fiscal 1998 and the 1997 transition period, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 100% of the outstanding common stock of Paragon Leasing LLC ("Paragon"). Paragon leases certain revenue and service equipment to the Company on a temporary basis. Rent expense of approximately $590, $1,162 and $1,276 was recognized in connection with these leases during fiscal 1999, fiscal 1998 and the 1997 transition period, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 45% of the outstanding common stock of Transcommunications, Inc. ("Transcom"). Beginning in 1999, the Company began utilizing Transcom charge cards for over-the-road fuel purchases. The Company paid Transcom $11,572 for these services in 1999. Transcom also makes a debit card system available to the Company's drivers through which phone calls and Internet e-mail can be credited while the driver is on the road. Total payments by the Company to Transcom for these services were approximately $441, $209 and $112 in fiscal 1999, fiscal 1998 and the 1997 transition period, respectively.


9. COMMITMENTS AND CONTINGENCIES

On May 27, 1999, a settlement agreement and release was completed between the Company and Employee Solutions, Inc. ("ESI"), pursuant to which the Company's and ESI's claims were resolved. As a result of the settlement, the Company recorded a non-recurring charge of $1,250 to operating expense in 1999.

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

Letters of credit of $8,116 were outstanding at December 31, 1999. The letters of credit are maintained primarily to support the Company's insurance program (see Note 2). The Company pays commitment fees of .75% on the outstanding portion of the letters of credit.

10. EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Retirement Plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of four years. The Company recognized $1,425, $1,263 and $604 in expense under this employee benefit plan for fiscal 1999, fiscal 1998 and the 1997 transition period, respectively.


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

STOCK BUYBACK
During fiscal 1999, as authorized by its Board of Directors, the Company purchased 485,000 shares of the Company's outstanding Class A Common Stock in the open market at a cost of $4,526. During fiscal 1998, as authorized by its Board of Directors, the Company purchased 950,000 shares of the Company's outstanding Class A Common Stock in the open market. In addition, during fiscal 1998, the Company repurchased 184,289 shares of the Company's Class A Common Stock in a private transaction with a non-affiliated stockholder. In total, during fiscal 1998, the Company repurchased 1,134,289 shares in the open market and private transactions at an aggregate cost of $12,866.

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

EMPLOYEE STOCK PURCHASE PLAN
In August 1997, the Company adopted an Employee Stock Purchase Plan (the "ESPP") through which employees meeting certain eligibility criteria may purchase shares of the Company's common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at a 15% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25,000 per calendar year. The Company has reserved 300,000 shares for issuance under the ESPP. In January and July 1999, employees purchased 9,752 and 12,957 shares of the Company's Class A Common Stock at $12.75 and $9.09 per share, respectively. In January and July 1998, employees purchased 17,001 and 9,007 shares of the Company's Class A Common Stock at $16.15 and $14.24 per share, respectively. At December 31, 1999, 251,283 shares were available for purchase under the ESPP. In January 2000, employees purchased 30,899 shares of the Company's Class A Common Stock at $6.27 per share.

STOCK OPTIONS
Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. A summary of the Company's stock option activity for 1999, 1998 and the 1997 transition period follows:

                                                                                                          WEIGHTED-AVERAGE
                                                           SHARES               OPTION PRICE               EXERCISE PRICE
-------------------------------------------------------------------------------------------------------------------------
    Outstanding at March 31, 1997                           199,342         $   4.72  - $  9.50               $   5.77
      Granted at market price                               109,900            18.00  -   19.13                  18.93
      Exercised                                             (37,332)            4.72   -   6.88                   5.72
      Canceled or expired                                      (667)                       6.88                   6.88
                                                    ----------------
    Outstanding at December 31, 1997                        271,243             4.72  -   19.13                  11.10
      Granted at market price                               108,550            12.25  -   20.88                  12.63
      Exercised                                             (15,167)            4.72  -    6.88                   6.02
      Canceled or expired                                    (7,500)            6.88  -   19.13                  15.04
                                                    ----------------
    Outstanding at December 31, 1998                        357,126             4.72  -   20.88                  11.70
      Granted at market price                                51,300            10.13  -   15.00                  13.13
      Canceled or expired                                   (14,000)           12.25  -   19.13                  14.71
                                                    -----------------
    Outstanding at December 31, 1999                        394,426             4.72  -   20.88                  11.78
                                                    =================

ACCOUNTING FOR STOCK-BASED COMPENSATION
For SFAS No. 123 purposes, the fair value of each option grant and each stock purchase right under the ESPP has been estimated as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for fiscal 1999, fiscal 1998 and the 1997 transition period, respectively: risk-free interest rate of 5.26%, 4.52% and 6.06%, expected life of five years, expected dividend yield of 0% and expected volatility of 60%, 61% and 51%. Using these assumptions, the fair value of the awards granted in fiscal 1999, fiscal 1998 and the 1997 transition period is $473, $756 and $737, respectively, which would be amortized as compensation expense over the vesting period. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income would have been $11,083, $20,500 and $13,054 for fiscal 1999, fiscal 1998 and the 1997 transition period, respectively. Pro forma basic earnings per share would have been $0.75, $1.36 and $.97 for fiscal 1999, fiscal 1998 and the 1997 transition period, respectively. Pro forma diluted earnings per share would have been $0.75, $1.35 and $.96 for the same periods.

The pro forma effect on net income in this pro forma disclosure may not be representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to March 31, 1996.

The weighted-average fair value of options granted during fiscal 1999, fiscal 1998 and the 1997 transition period was $7.42, $6.45 and $9.00, respectively. Of the options outstanding at December 31, 1999, 141,276 have exercise prices between $4.72 and $6.88, with a weighted average exercise price of $5.67 and a weighted average contractual life of 5.1 years. All of these options are exercisable. Options to exercise 118,450 shares have exercise prices between $9.50 and $12.25, with a weighted average exercise price of $11.88 and a weighted average remaining contractual life of 8.8 years. Of these options, 26,088 were exercisable at a weighted average exercise price of $12.00. Options to exercise the remaining 134,700 shares have exercise prices between $15.00 and $20.88, with a weighted average exercise price of $18.11 and a weighted average remaining contractual life of 8.0 years. Of these options, 42,200 were exercisable at a weighted average exercise price of $18.97. As of December 31, 1998, 128,423 of the options outstanding were exercisable with a weighted average exercise price of $7.86 per share. As of December 31, 1997, 77,259 of the options outstanding were exercisable with a weighted average exercise price of $5.50 per share.

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

                                  U.S. Xpress    CSI/Crown    Consolidated
                                  -----------    ---------    ------------
1997 Transition Period
   Revenues - external customers   $  284,627    $  57,645     $  342,272
   Intersegment revenues                6,173            0          6,173
   Operating income                    23,750        2,401         26,151
   Depreciation and amortization        9,919          603         10,522
   Total assets                       215,402       18,375        233,777
   Capital expenditures                57,743          910         58,653

 Fiscal 1998
   Revenues - external customers   $  506,868    $  74,533     $  581,401
   Intersegment revenues                6,286            0          6,286
   Operating income                    41,837        2,568         44,405
   Depreciation and amortization       24,874          896         25,770
   Total assets                       406,386       20,153        426,539
   Capital expenditures                95,653        1,169         96,822

Fiscal 1999
   Revenues - external customers   $  650,499    $  57,713     $  708,212
   Intersegment revenues                5,530            0          5,530
   Operating income                    28,869        2,658         31,527
   Depreciation and amortization       28,932        1,082         30,014
   Total assets                       390,922       18,115        409,037
   Capital expenditures                74,180          442         74,622

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is interest expense, net of $12,388, $9,908 and $4,168 in fiscal 1999, fiscal 1998 and the 1997 transition period, respectively.

14. CHANGE IN FISCAL YEAR

Effective December 31, 1997, the Company changed its fiscal year end from March 31 to December 31. As a result, the December 31, 1997 results of operations are for a nine-month period. Following are selected financial data for the twelve-month periods ended December 31, 1998 and 1997 and the nine-month periods ended December 31, 1997 and 1996.

                                                       TWELVE-MONTH PERIODS ENDED                NINE-MONTH PERIODS ENDED
                                                               DECEMBER 31,                            DECEMBER 31,
                                                  ----------------------------------           ----------------------------
                                                       1998         1997 (UNAUDITED)           1997        1996 (UNAUDITED)
                                                  -------------------------------------------------------------------------
      Operating Revenue                            $    581,401      $     433,835         $    342,272      $     271,256
      Income from operations                             44,405             31,143               26,151             14,784
      Income before income tax provision                 34,497             25,592               21,983             10,627
      Net income                                         20,717             15,362               13,191              5,708
      Earnings per share - basic                           1.38               1.17                 0.98               0.47
      Earnings per share - diluted                         1.37               1.16                 0.97               0.47


15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                           QUARTER ENDED
                                                    ---------------------------------------------------------------
                                                       MARCH 31         JUNE 30     SEPTEMBER 30       DECEMBER  31        TOTAL
                                                    ----------------------------------------------------------------------------
      YEAR ENDED DECEMBER 31, 1999
           Operating revenue                        $   161,266       $   176,439     $   180,702      $   189,805     $   708,212
           Income from operations                         9,359             9,316           6,538            6,314          31,527
           Income before income taxes                     6,194             6,212           3,433            3,300          19,139
           Net income                                     3,717             3,727           2,058            1,879          11,381
           Earnings per share - basic                      0.25              0.25            0.14             0.13             .77
           Earnings per share - diluted                    0.25              0.25            0.14             0.13             .77

      YEAR ENDED DECEMBER 31, 1998
           Operating revenue                        $   123,909       $   138,434     $   150,165      $   168,893     $   581,401
           Income from operations                         7,246            11,655          12,497           13,007          44,405
           Income before income taxes                     5,475             9,467           9,800            9,755          34,497
           Net income                                     3,284             5,683           5,879            5,871          20,717
           Earnings per share - basic                      0.22              0.38            0.39             0.39            1.38
           Earnings per share - diluted (1)                0.22              0.38            0.39             0.39            1.37

(1) The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No items have occurred within the 24 months prior to December 31, 1999 involving a change of accountants or disagreements on accounting and financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                          AGE       POSITION
--------------------------------------------------------------------------------------------------------------------------
James B. Baker                54        Director
Steven J. Cleary              41        President, CSI/Crown, Inc.
Robert P. Corker, Jr.         46        Director
William K. Farris             47        Director,  Executive Vice President - Operations and President,  U.S.  Xpress, Inc.
Max L. Fuller                 47        Co-Chairman of the Board of Directors, Vice President and Secretary
Ray M. Harlin                 50        Director,  Executive  Vice  President  - Finance  and  Chief  Financial Officer
E. William Lusk, Jr.          44        Director and Executive Vice President - Marketing
Ronald E. Pate                57        President, U.S. Xpress Leasing, Inc.
Patrick E. Quinn              53        Co-Chairman of the Board of Directors, President and Treasurer
Robert J. Sudderth, Jr.       57        Director
A. Alexander Taylor, II       46        Director

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


ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation and Other Information" on pages 7 and 8 of the Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information set forth under the caption "Voting Securities and Principal Holders Thereof" on page 4 of the Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Election of Directors" on page 5 and "Certain Transactions" on page 6 of the Proxy Statement is incorporated herein by reference.

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

                   2.      FINANCIAL STATEMENT SCHEDULES:
                           Report of Independent Public Accountants
                           Schedule II - - Valuation and Qualifying Accounts

                   3.      EXHIBITS:
                           See the Exhibit Index on page 43 of this Form 10-K.

         (B)      REPORTS ON FORM 8-K
                  There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO U.S. XPRESS ENTERPRISES, INC.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of U.S. XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES in this Form 10-K and have issued our report thereon dated February 1, 2000. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
February 1, 2000

SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
         FOR THE NINE MONTHS ENDED DECEMBER 31, 1997 AND THE YEARS ENDED
                           DECEMBER 31, 1998 AND 1999
                                 (In Thousands)

                                               BALANCE AT
                                                BEGINNING       CHARGED TO        CHARGED TO                      BALANCE AT END
DESCRIPTION                                     OF PERIOD      COST/EXPENSES       OTHER (1)      DEDUCTIONS(2)     OF  PERIOD
------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED 12/31/97
     Reserve for doubtful accounts             $     2,733      $       774       $       490      $     1,097       $    2,900

FOR THE YEAR ENDED 12/31/98
     Reserve for doubtful accounts             $     2,900      $       641       $     2,219      $     2,009       $    3,751

FOR THE YEAR ENDED 12/31/99
     Reserve for doubtful accounts             $     3,751      $     1,419       $       683      $     2,598       $    3,255


(1)  For the nine months ended 12/31/97
         Recoveries on accounts written off                                       $       268
         Balance acquired through purchase of JTI                                         222
                                                                                  -----------
                                                                                  $       490
                                                                                  ===========
     For the year ended 12/31/98
         Recoveries on accounts written off                                       $       168
         Balance acquired through purchase of Victory                                     252
         Balance acquired through purchase of PST Vans                                  1,799
                                                                                  -----------
                                                                                  $     2,219
                                                                                  ===========
      For the year ended 12/31/99
         Recoveries on accounts written off                                       $       283
         Final adjustment resulting from purchase of PST Vans                             400
                                                                                  -----------
                                                                                  $       683
                                                                                  ===========

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

(1)   10.18       Stock Purchase Agreement dated March 18, 1994 by and between the Company and Ken Adams for the acquisition by the Company of 50% of the capital stock of Hall Systems, Inc. held by Mr.
                  Adams and the grant of an option to the Company to purchase the remaining 50% of the capital stock of Hall Systems, Inc.
                  from Mr. Adams, exercisable beginning April 1, 1997.

(2)   10.19       Software Acquisition Agreement dated September 15, 1994 by and among Qualcomm Incorporated, Xpress Data Services, Inc., U.S.
                  Xpress Enterprises, Inc., Patrick E. Quinn, Max L. Fuller,
                  Information Management Solutions, Inc. and James Coppinger.

(3)   10.20       Stock Purchase Agreement dated October 31, 1994 by and between the Company and Ken Frohlich for the acquisition by the Company of the capital stock of National Freight Systems, Inc.
                  held by Mr. Frohlich, such stock constituting all of the issued and outstanding capital stock of National Freight
                  Systems, Inc.

(4)   10.21       Asset Purchase Agreement with respect to acquisition of
                  CSI/Reeves, Inc.

(5)   10.22       Stock Purchase Agreement with respect to Hall Systems, Inc.

(5)   10.23       Credit Agreement with NationsBank.

(6)   10.24       Amendment No. 1 to Credit Agreement with NationsBank.

(7)   10.25       Asset Purchase Agreement dated June 18, 1996 with
                  respect to acquisition of Michael Lima Transportation, Inc.

(7)   10.26       Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from Rosedale Transport, Inc. and Rosedale Transport, Ltd.

(7)   10.27       Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

(8)   10.28       Loan and Security Agreement dated June 24, 1997 by and between
                  Wachovia Bank, N.A. and U.S. Xpress Leasing.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

(9)   10.29       Stock Purchase Agreement dated as of December 24, 1997 by and between U.S. Xpress Enterprises, Inc. and Richard H. Schaffer,
                  Richard H. Schaffer Irrevocable Trust dated December 24, 1991 and Richard H. Schaffer Irrevocable Non-Withdrawal Trust dated
                  December 24, 1991.

(9)   10.30       Credit Agreement dated as of January 15, 1998 among U.S.
                  Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank,
                  N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(10)  10.31       Investment and Participation Agreement between U.S. Xpress
                  Enterprises, Inc. and Wachovia Capital Markets, Inc.

(10)  10.32       Acquisition, Agency, Indemnity and Support Agreement between
                  U.S. Xpress Enterprises, Inc. and Wachovia Capital Markets,
                  Inc.

(10)  10.33       Lease Agreement between U.S. Xpress Enterprises, Inc. and
                  Wachovia Capital Markets, Inc.

(11)  10.34       Agreement and Plan of Merger dated as of July 7, 1998 among
                  U.S. Xpress Enterprises, Inc. PST, Acquisition Corp. and PST
                  Vans, Inc.

      22          List of the current subsidiaries of the Company.

      23          Consent of Arthur Andersen LLP, Independent Public
                  Accountants.

      27          Financial Data Schedule
--------------------------------

     (1) Filed in Registration Statement on Form S-1 dated May 20, 1994. (SEC File No. 33-79208)
     (2) Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4, 1994. (SEC File No. 33-79208)
     (3)          Filed in Form 10-Q dated November 17, 1994
     (4)          Filed in Form 10-Q dated November 10, 1995
     (5)          Filed in Form 10-Q dated February 13, 1996
     (6)          Filed in Form 10-Q dated November 14, 1996
     (7)          Filed in Form 10-K dated March 31, 1997
     (8)          Filed in Registration Statement Form S-1 dated August 19,
                  1997.
     (9)          Filed in Form 8-K dated January 29, 1998
     (10)         Filed in Form 10-Q dated March 28, 1998
     (11)         Filed in Form S-4 dated July 30, 1998

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the thirtieth day of March, 1999.

                                          U.S. XPRESS ENTERPRISES, INC.

  Date:     March 30, 2000                By:      /s/  Ray  M. Harlin
       --------------------------             ----------------------------------
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

           SIGNATURE                                            TITLE                            DATE
           ---------                                            -----                            ----
      /s/ Patrick E. Quinn                    Co-Chairman of the Board of Directors,        March 30, 2000
      ------------------------------          President and Treasurer
      Patrick E. Quinn


      /s/ Max L. Fuller                       Co-Chairman of the Board of Directors,        March 30, 2000
      ------------------------------          Vice President and Secretary
      Max L. Fuller


      /s/ Ray M. Harlin                       Executive Vice President of Finance and       March 30, 2000
      ------------------------------          Chief Financial Officer (principal financial
      Ray M. Harlin                           and accounting officer)


      /s/ E. William Lusk, Jr.                Director and Executive Vice President of      March 30, 2000
      ------------------------------          Marketing
      E. William Lusk, Jr.


      /s/ William K. Farris                   Director and Executive Vice President         March 30, 2000
      ------------------------------          of Operations
      William K. Farris

      /s/ James B. Baker                      Director                                      March 30, 2000
      ------------------------------
      James B. Baker

      /s/ Robert P. Corker, Jr.               Director                                      March 30, 2000
      ------------------------------
      Robert P. Corker, Jr.

      /s/ Robert J. Sudderth, Jr.             Director                                      March 30, 2000
      ------------------------------
      Robert J. Sudderth, Jr.

      /s/ A. Alexander Taylor, II             Director                                      March 30, 2000
      ------------------------------
      A. Alexander Taylor, II