Form 10-Q
period 2000-03-31
US XPRESS ENTERPRISES INC
filed 2000-05-15
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                   Commission file number
March 31, 2000                                                   0-24806



                         U.S. XPRESS ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)



           NEVADA                                        62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
Incorporation or organization)



         4080 Jenkins Road                                 (423) 510-3000
    CHATTANOOGA, TENNESSEE                  37421           (Registrant's
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

     As of March 31, 2000, 11,407,647 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                            Page No.
                                                            --------

PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements..................   3
------

           Consolidated Statements of Operations for the Three
           Months Ended March 31, 2000 and 1999...............   4

           Consolidated Balance Sheets as of March 31,
           2000 and December 31, 1999.........................   5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999.........   7

           Notes to Consolidated Financial Statements.........   8

Item 2.    Management's Discussion and Analysis of
------
           Financial Condition and Results of Operations......  11

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................  16
------
          SIGNATURES..........................................  17

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

          Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

          These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 1999 Annual Report to Stockholders in the Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000).

                                   U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (In Thousands, Except Per Share Data)
                                                    (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                              -----------------------------
                                                                                2000                 1999
                                                                              --------             --------
Operating Revenue                                                             $191,841             $161,266
                                                                              --------             --------

Operating Expenses:
  Salaries, wages and benefits                                                 71,575                63,388
  Fuel and fuel taxes                                                          33,867                21,379
  Vehicle rents                                                                14,860                11,900
  Depreciation and amortization, net of gain on sale                            7,868                 6,902
  Purchased transportation                                                     25,257                19,294
  Operating expense and supplies                                               11,546                 9,891
  Insurance premiums and claims                                                 7,633                 5,382
  Operating taxes and licenses                                                  3,386                 3,048
  Communications and utilities                                                  3,032                 2,970
  General and other operating                                                   7,975                 7,753
                                                                              -------             ---------
   Total operating expenses                                                   186,999               151,907
                                                                              -------             ---------

Income from Operations                                                          4,842                 9,359


Interest Expense, net                                                           3,395                 3,165
                                                                              -------             ---------

Income Before Income Taxes                                                      1,447                 6,194

Income Taxes                                                                      579                 2,477
                                                                              -------             ---------

Net Income                                                                    $   868             $   3,717
                                                                              =======             =========

Earnings Per Share - basic                                                    $  0.06             $    0.25
                                                                              =======             =========

Weighted average shares - basic                                                14,523                14,963
                                                                              =======             =========

Earnings Per Share - diluted                                                  $  0.06             $    0.25
                                                                              =======             =========

Weighted average shares - diluted                                              14,582                15,068
                                                                              =======             =========

         (See accompanying Notes to Consolidated Financial Statements)

                                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                                 (In Thousands)


                                                                          March 31, 2000      December 31, 1999
                                                                          --------------      -----------------
                                                                            (Unaudited)
Assets
-----------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                                                   $    107             $    259
  Customer receivables, net of allowance                                        97,878              101,870
  Other receivables                                                              7,211                9,807
  Prepaid insurance and licenses                                                 9,872                2,078
  Operating and installation supplies                                            5,984                6,078
  Deferred income taxes                                                          2,148                2,148
  Other current assets                                                           5,125                2,092
                                                                              --------             --------
      Total current assets                                                     128,325              124,332
                                                                              --------             --------

Property and Equipment, at cost:
  Land and buildings                                                            10,429               10,377
  Revenue and service equipment                                                237,740              223,991
  Furniture and equipment                                                       19,526               19,169
  Leasehold improvements                                                        24,301               22,343
                                                                              --------             --------
                                                                               291,996              275,880
  Less accumulated depreciation and amortization                               (75,777)             (69,547)
                                                                              --------             --------
      Net property and equipment                                               216,219              206,333
                                                                              --------             --------

Other Assets:
  Goodwill, net                                                                 69,658               70,161
  Other                                                                         11,402                8,211
                                                                              --------             --------
      Total other assets                                                        81,060               78,372
                                                                              --------             --------


Total Assets                                                                  $425,604             $409,037
                                                                              ========             ========

         (See accompanying Notes to Consolidated Financial Statements)

                                         U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED BALANCE SHEETS
                                                (In Thousands Except Share Data)


                                                                               March 31, 2000               December 31, 1999
                                                                               --------------               -----------------
                                                                                 (Unaudited)
Liabilities and Stockholders' Equity
-----------------------------------------------------------------

Current Liabilities:
  Accounts payable                                                                $ 20,822                        $ 17,442
  Accrued wages and benefits                                                         9,618                           7,268
  Claims and insurance accruals                                                      2,329                           5,530
  Other accrued liabilities                                                          4,582                           5,074
  Current maturities of long-term debt                                               5,128                           1,182
                                                                                  --------                        --------
      Total current liabilities                                                     42,479                          36,496
                                                                                  --------                        --------

Long-Term Debt, net of current maturities                                          191,409                         181,256
                                                                                  --------                        --------

Deferred Income Taxes                                                               26,816                          26,526
                                                                                  --------                        --------

Other Long-Term Liabilities                                                          3,018                           3,232
                                                                                  --------                        --------

Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                 --                              --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,120,136 and 13,087,545
    shares issued and outstanding at March 31,
    2000 and December 31, 1999, respectively                                           131                             131
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at March 31, 2000 and December 31, 1999                                 30                              30
  Additional paid-in capital                                                       104,465                         104,259
  Retained earnings                                                                 75,600                          74,732
  Treasury Stock Class A, at cost (1,712,489 and 1,619,289 shares at
    March 31, 2000 and December 31, 1999)                                          (18,111)                        (17,392)
  Notes receivable from stockholders                                                  (233)                           (233)
                                                                                  --------                        --------
      Total stockholders' equity                                                   161,882                         161,527
                                                                                  --------                        --------
Total Liabilities and Stockholders' Equity                                        $425,604                        $409,037
                                                                                  ========                        ========

         (See accompanying Notes to Consolidated Financial Statements)

                                          U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In Thousands)
                                                         (Unaudited)
                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                    ---------------------------------------
                                                                                         2000                     1999
                                                                                    --------------           --------------
Cash Flows from Operating Activities:
  Net Income                                                                           $    868                  $  3,717
  Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
    Deferred income tax provision                                                           290                     1,239
    Depreciation and amortization                                                         8,064                     7,387
    Gain on sale of equipment                                                              (197)                     (485)
    Change in operating assets and liabilities, net of acquisitions:
        Receivables                                                                       5,044                     3,388
        Prepaid insurance and licenses                                                   (7,795)                   (6,947)
        Operating and installation supplies                                                  96                       336
        Other assets                                                                     (5,086)                   (3,613)
        Accounts payable and other accrued liabilities                                     (209)                  (10,629)
        Accrued wages and benefits                                                        2,350                     2,348
        Other                                                                                12                         4
                                                                                       --------                  --------
        Net cash provided by (used in) operating activities                               3,437                    (3,255)
                                                                                       --------                  --------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                                     (21,208)                  (13,342)
    Proceeds from sales of property and equipment                                         3,867                    18,196
                                                                                       --------                  --------
        Net cash provided by (used in) investing activities                             (17,341)                    4,854
                                                                                       --------                  --------

Cash Flows from Financing Activities:
    Net borrowing (payments) under lines of credit                                       14,972                    (4,000)
    Payment of long-term debt                                                              (873)                     (214)
    Proceeds from issuance of common stock, net                                             194                       124
    Purchase of Class A Common Stock                                                       (541)                        -
                                                                                       --------                  --------
        Net cash provided by (used in) financing activities                              13,752                    (4,090)
                                                                                       --------                  --------
Net Decrease in Cash and Cash Equivalents                                                  (152)                   (2,491)
Cash and Cash Equivalents, beginning of period                                              259                     6,613
                                                                                       --------                  --------
Cash and Cash Equivalents, end of period                                               $    107                  $  4,122
                                                                                       --------                  --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                               $  3,588                  $  2,826
Cash paid during the period for income taxes                                           $    104                  $  3,613

         (See accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization and Operations

     U.S. Xpress Enterprises, Inc. (the "Company") provides transportation and logistics services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services to the floorcovering industry.


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


Earnings Per Share

     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 59,000 and 105,000 equivalent shares in the three month period ended March 31, 2000 and 1999, respectively.

Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

3.   Commitments and Contingencies

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $7,966,000 outstanding at March 31, 2000. The letters of credit are maintained primarily to support the Company's insurance program.

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


5.   Recent Events

     The Company entered into an agreement with five other large nationwide transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc.; and Werner Enterprises, Inc. - pursuant to which the parties agreed to merge their logistics business units into a commonly-owned, Internet based transportation logistics company, to be named Transplace.com. As planned, the Company would
                               --------------
hold a 13% interest in the newly-formed logistics company. The other owners would have the following equity interests Covenant, 13%; J.B. Hunt, 28%; M.S. Carriers, 14%; Swift, 16%; and Werner, 16%.

6.   Operating Segments

     The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations and related logistics services throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation services to the floorcovering industry. All intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                     U.S. Xpress  CSI/Crown  Consolidated
                                     -----------  ---------  ------------
Three Months Ended March 31, 2000
-----------------------------------
 Revenues - external customers          $178,485    $13,356      $191,841
 Intersegment revenues                     1,288          -         1,288
 Operating income                          4,422        420         4,842
 Total assets                            406,495     19,109       425,604

Three Months Ended March 31, 1999
-----------------------------------
 Revenues - external customers          $147,132    $14,134      $161,266
 Intersegment revenues                     1,240          -         1,240
 Operating income                          9,091        268         9,359
 Total assets                            402,439     19,242       421,681


The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,395 and $3,165 for the three months ended March 31, 2000 and 1999, respectively.

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

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                                            Three Months Ended
                                                                                                   March 31,
                                                                                       --------------------------------
                                                                                          2000                   1999
                                                                                       --------               ---------
Operating Revenue                                                                        100.0%                 100.0%
                                                                                        ------                 ------

Operating Expenses:
  Salaries, wages and benefits                                                            37.3                   39.3
  Fuel and fuel taxes                                                                     17.7                   13.3
  Vehicle rents                                                                            7.7                    7.4
  Depreciation & amortization, net of gain on sale                                         4.1                    4.3
  Purchased transportation                                                                13.2                   12.0
  Operating expense & supplies                                                             6.0                    6.1
  Insurance premiums & claims                                                              4.0                    3.3
  Operating taxes & licenses                                                               1.8                    1.9
  Communications & utilities                                                               1.6                    1.8
  General & other operating                                                                4.1                    4.8
                                                                                        ------                 ------
   Total operating expenses                                                               97.5                   94.2
                                                                                        ------                 ------

Income from Operations                                                                     2.5                    5.8


Interest Expense, net                                                                      1.7                    2.0
                                                                                        ------                 ------


Income before income taxes                                                                 0.8                    3.8

Income Taxes                                                                               0.3                    1.5
                                                                                        ------                 ------

Net Income                                                                                 0.5%                   2.3%
                                                                                        ======                 ======

Comparison of the Three Months Ended March 31, 2000 to the Three Months Ended March 31, 1999

     Operating revenue during the three-month period ended March 31, 2000 increased $30.6 million, or 18.9%, to $191.8 million, compared to $161.3 million during the same period in 1999. U.S. Xpress revenue increased $31.4 million or 21.3%, due primarily to a 20.7% increase in revenue miles and a $5.2 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 339, or 7.4%, to 4,906 from 4,567 and a 10.7% increase in utilization as measured in miles per tractor per week. CSI/Crown revenues decreased $.8 resulting in part from the closure of certain non-performing facilities.

     Operating expenses represented 97.5% of operating revenue for the three months ended March 31, 2000, compared to 94.2% during the same period in 1999.

     Salaries, wages and benefits as a percentage of revenue were 37.3% during the three months ended March 31, 2000, compared to 39.3% during the same period in 1999. The decrease was primarily attributable to an increase in the number of owner-operators to 675 at March 31, 2000, compared to 488 at March 31, 1999. All owner-operator expenses are reflected as purchased transportation. CSI/Crown salaries, wages and benefits decreased 6.5% during the three months ended March 31, 2000, compared to the same period in 1999 due to the facility closures described above and efficiencies gained through a new bar-coding process.

     Fuel and fuel taxes as a percentage of operating revenue were 17.7% during the three months ended March 31, 2000, compared to 13.3% during the same period in 1999. This increase was due to the significant increase in fuel prices in the three months ended March 31, 2000, compared to the same period in 1999, which increased the Company's fuel expense by $9.0 million. The price of fuel increased approximately 37.0%. The Company's exposure to increases in fuel prices is managed by fuel surcharges to its customers and, on a limited basis, by hedges against fluctuations in fuel prices.

     Vehicle rents as a percentage of operating revenue were 7.7% during the three months ended March 31, 2000, compared to 7.4% during the same period of 1999. Depreciation and amortization as a percentage of operating revenue was 4.1% for the three months ended March 31, 2000, compared to 4.3% during the same period of 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the three months ended March 31, 2000 were $.2 million compared to a gain of $.5 million for the same period in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.8% during the three months ended March 31, 2000, compared to 11.7% during the same period in 1999.

     Purchased transportation as a percentage of operating revenue was 13.2% during the three months ended March 31, 2000, compared to 12.0% during the same period in 1999. The increase was primarily due to an increase of the Company's owner-operator fleet to 675 as of March 31, 2000 from 488 as of March 31, 1999. Owner-operators provide a tractor and driver incurring substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 22.7 million miles in the three months ended March 31, 2000 compared to 14.5 million miles during the same period in 1999.

     Insurance premiums & claims as percentage of operating revenue was 4.0% during the three months ended March 31, 2000, compared to 3.3% during the same period in 1999. The increase is due primarily to increases in claims and losses related to cargo and physical damage.

     General and other operating expenses as a percentage of operating revenue were 4.1% during the three months ended March 31, 2000, compared to 4.8% during the same period in 1999. This decrease was primarily due to the 18.9% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.


     Income from operations for the three months ended March 31, 2000 decreased $4.5 million, or 48.0%, to $4.8 million from $9.4 million during the same period in 1999. As a percentage of operating revenue, income from operations was 2.5% for the three months ended March 31, 2000 and 5.8% for the same period in 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the three month period ended March 31, 2000 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions.
At March 31, 2000, the Company had in place a $225.0 million credit facility with a group of banks with a weighted-average interest rate of 7.9%, of which $28.1 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based on the London Interbank Offered rate plus applicable margins as defined in the credit agreement. The Company also had a $10.0 million credit facility at March 31, 2000, of which $6.0 million was
available for borrowing.   In 2000, the Company's primary sources of liquidity
are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

     Cash provided by operations was $3.4 million during the three months ended March 31, 2000, compared to cash used in operations of $3.3 million during the same period last year. Net cash used in investment activities was $17.3 million in the three months ended March 31, 2000, compared to cash provided by investing activities of $4.9 million during the same period in 1999. Of the cash used in investment activities, $21.2 million was used to acquire additional property and equipment for the three months ended March 31, 2000, compared to $13.3 million during the same period of 1999. Net cash provided by financing activities was $13.8 million during the three months ended March 31, 2000, compared to cash used in financing activities of $4.1 million during the same period of 1999.

     During the quarter, the Board of Directors authorized the repurchase of up to $10 million of the Company's outstanding common stock. As of March 31, 2000, the Company has acquired 93,200 common shares under the program at an average price of $7.67 per share.

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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit

     10.35 First Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein

     10.36 Second Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein

     10.37      Third Amendment to Credit Agreement dated as of January 15,
                1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein

     10.38 Fourth Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein

     27         Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

            No reports were filed on Form 8-K during the three months ended March 31, 2000.

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

                                           U.S. XPRESS ENTERPRISES, INC.
                                           -----------------------------
                                                 (Registrant)



Date:  May 15, 2000                   By:    /s/ Patrick E. Quinn
                                           ------------------------------
                                           Patrick E. Quinn
                                           President



Date:  May 15, 2000                   By:    /s/ Ray M. Harlin
                                           -----------------------------
                                           Ray M. Harlin
                                           Principal Financial Officer