Form 10-Q
period 2000-06-30
US XPRESS ENTERPRISES INC
filed 2000-08-14
CIK 923571

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                    Commission file number
   June 30, 2000                                                 0-24806



                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)



NEVADA                                                           62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
Incorporation or organization)



4080 Jenkins Road                                            (423) 510-3000
CHATTANOOGA, TENNESSEE  37421                       (Registrant's telephone no.)
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

                              Yes     X    No ____
                                   -------

     As of June 30, 2000, 10,899,529 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements.............................   3
-------

           Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2000 and 1999...........................   4

           Consolidated Balance Sheets as of June 30,
           2000 and December 31, 1999....................................   5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2000 and 1999.......................   7

           Notes to Consolidated Financial Statements....................   8

Item 2.    Management's Discussion and Analysis of
-------
           Financial Condition and Results of Operations.................  11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.....  17
-------


PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders...........  18
------
Item 6.    Exhibits and Reports on Form 8-K..............................  18
------


           SIGNATURES....................................................  20

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

     Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                             Three Months Ended             Six Months Ended
                                                                   June 30,                     June 30,
                                                          --------------------------   --------------------------
                                                               2000           1999         2000           1999
                                                          --------------   ---------   --------------   ---------
Operating Revenue                                         $      202,427  $  176,439   $      394,267   $ 337,704
                                                          --------------   ---------   --------------   ---------

Operating Expenses:
  Salaries, wages and benefits                                    72,787      68,893          144,362     132,280
  Fuel and fuel taxes                                             32,856      23,248           66,723      44,627
  Vehicle rents                                                   14,886      13,572           29,746      25,471
  Depreciation and amortization, net of gain on sale               8,237       7,206           16,104      14,107
  Purchased transportation                                        27,648      20,210           52,904      39,504
  Operating expense and supplies                                  12,859      11,149           24,405      21,040
  Insurance premiums and claims                                    8,891       6,708           16,525      12,090
  Operating taxes and licenses                                     3,517       3,770            6,903       6,819
  Communications and utilities                                     2,719       2,812            5,751       5,782
  General and other operating                                      8,905       8,305           16,881      16,059
  Non-recurring charge - litigation settlement                         -       1,250                -       1,250
                                                          --------------   ---------   --------------   ---------
   Total operating expenses                                      193,305     167,123          380,304     319,029
                                                          --------------   ---------   --------------   ---------

Income from Operations                                             9,122       9,316           13,963      18,675


Interest Expense, net                                              3,972       3,104            7,366       6,269
                                                          --------------   ---------   --------------   ---------

Income Before Income Taxes                                         5,150       6,212            6,597      12,406

Income Tax Provision                                               2,066       2,485            2,644       4,962
                                                          --------------   ---------   --------------   ---------

Net Income                                                $        3,084   $   3,727   $        3,953   $   7,444
                                                          ==============   =========   ==============   =========

Earnings Per Share - basic                                $         0.22   $    0.25   $         0.28   $    0.50
                                                          ==============   =========   ==============   =========

Weighted average shares - basic                                   14,204      14,917           14,364      14,940
                                                          ==============   =========   ==============   =========

Earnings Per Share - diluted                              $         0.22   $    0.25   $         0.27   $    0.50
                                                          ==============   =========   ==============   =========

Weighted average shares - diluted                                 14,282      14,989           14,434      15,027
                                                          ==============   =========   ==============   =========

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

Assets                                                                            June 30, 2000     December 31, 1999
-----------------------------------------------------------------------------   ---------------    -------------------
                                                                                   (Unaudited)
Current Assets:
  Cash and cash equivalents                                                     $            50    $               259
  Customer receivables, net of allowance                                                105,183                101,870
  Other receivables                                                                       8,452                  9,807
  Prepaid insurance and licenses                                                          7,077                  2,078
  Operating and installation supplies                                                     4,809                  6,078
  Deferred income taxes                                                                   2,148                  2,148
  Other current assets                                                                    7,603                  2,092
                                                                                ---------------    -------------------
      Total current assets                                                              135,322                124,332
                                                                                ---------------    -------------------

Property and Equipment, at Cost:

  Land and buildings                                                                     23,297                 16,677
  Revenue and service equipment                                                         239,409                223,991
  Furniture and equipment                                                                19,753                 19,169
  Leasehold improvements                                                                 17,819                 16,043
                                                                                ---------------    -------------------
                                                                                        300,278                275,880
  Less accumulated depreciation and amortization                                        (82,635)               (69,547)
                                                                                ---------------    -------------------
      Net property and equipment                                                        217,643                206,333
                                                                                ---------------    -------------------

Other Assets:
  Goodwill, net                                                                          69,141                 70,161
  Other                                                                                  11,426                  8,211
                                                                                ---------------    -------------------
      Total other assets                                                                 80,567                 78,372
                                                                                ---------------    -------------------


Total Assets                                                                    $       433,532    $           409,037
                                                                                ===============    ===================


        (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Data)

Liabilities and Stockholders' Equity                                              June 30, 2000     December 31, 1999
-----------------------------------------------------------------------------   ---------------    -------------------
                                                                                   (Unaudited)
Current Liabilities:
  Accounts payable                                                              $        13,964    $            16,556
  Book overdraft                                                                          8,317                    886
  Accrued wages and benefits                                                              9,524                  7,268
  Claims and insurance accruals                                                           5,741                  5,530
  Other accrued liabilities                                                               7,175                  5,074
  Current maturities of long-term debt                                                    1,669                  1,182
                                                                                ---------------    -------------------
      Total current liabilities                                                          46,390                 36,496
                                                                                ---------------    -------------------

Long-Term Debt, net of current maturities                                               195,358                181,256
                                                                                ---------------    -------------------

Deferred Income Taxes                                                                    27,849                 26,526
                                                                                ---------------    -------------------

Other Long-term Liabilities                                                               2,902                  3,232
                                                                                ---------------    -------------------

Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                      --                     --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,124,118 and 13,087,545
    shares issued and outstanding at June 30,
    2000 and December 31, 1999, respectively                                                131                    131
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at June 30, 2000 and December 31, 1999                                       30                     30
  Additional paid-in capital                                                            104,493                104,259
  Retained earnings                                                                      78,685                 74,732
  Treasury Stock Class A, at cost (2,224,589 and 1,619,289 shares at
    June 30, 2000 and December 31, 1999)                                                (22,073)               (17,392)
  Notes receivable from stockholders                                                       (233)                  (233)
                                                                                ---------------    -------------------
      Total stockholders' equity                                                        161,033                161,527
                                                                                ---------------    -------------------
Total Liabilities And Stockholders' Equity                                      $       433,532    $           409,037
                                                                                ===============    ===================

         (See Accompanying Notes to Consolidated Financial Statements)

                         U.S. XPRESS ENTERPRISES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                               2000              1999
                                                                           -------------    -------------
Cash Flows from Operating Activities:
  Net Income                                                               $       3,953    $       7,444
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Deferred income tax provision                                                  1,323            2,481
    Depreciation and amortization                                                 16,425           14,860
    Gain on sale of equipment                                                       (321)            (753)
    Change in operating assets and liabilities, net of acquistions:
        Receivables                                                               (3,541)             903
        Prepaid insurance and licenses                                            (4,998)          (4,526)
        Operating and installation supplies                                        1,271             (441)
        Other assets                                                              (7,320)          (4,223)
        Accounts payable and other accrued liabilities                               181           (7,336)
        Accrued wages and benefits                                                 2,256            2,078
        Other                                                                         32               44
                                                                           -------------    -------------
        Net cash provided by operating activities                                  9,261           10,531
                                                                           -------------    -------------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                              (31,963)         (35,304)
    Proceeds from sales of property and equipment                                  5,663           44,116
    Acquisition of businesses, net of cash acquired                                    -           (1,798)
    Investment in Transplace.com                                                    (750)               -
                                                                           -------------    -------------
        Net cash provided by (used in) investing activities                      (27,050)           7,014
                                                                           -------------    -------------

Cash Flows from Financing Activities:
    Net borrowings (payments) under lines of credit                               15,563          (20,000)
    Book overdraft                                                                 7,431                -
    Payment of long-term debt                                                       (974)            (411)
    Proceeds from exercise of stock options                                            8                -
    Proceed from issuance of common stock, net                                       194              124
    Purchase of Class A Common Stock                                              (4,642)          (2,033)
                                                                           -------------    -------------
        Net cash provided by (used in) financing activities                       17,580          (22,320)
                                                                           -------------    -------------
Net Decrease in Cash and Cash Equivalents                                           (209)          (4,775)
Cash and Cash Equivalents, beginning of period                                       259            6,613
                                                                           -------------    -------------
Cash and Cash Equivalents, end of period                                   $          50    $       1,838
                                                                           =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                           7,365            6,183
Cash paid during the period for income taxes                                           0            4,965

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

Earnings Per Share

     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 78,000 and 72,000 equivalent shares in the three month period ended June 30, 2000 and 1999, respectively, and 70,000 and 87,000 equivalent shares in the six month period ended June 30, 2000 and 1999, respectively.

Reclassifications

     Certain reclassifications have been made in the 1999 financial statements to conform to the 2000 presentation.

Book Overdraft

     Book overdraft represents outstanding checks in excess of current cash levels. The Company will fund the book overdraft from its line of credit and operating cash flows.

3.   Commitments and Contingencies

     The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $7,966,000 outstanding at June 30, 2000. The letters of credit are maintained primarily to support the Company's insurance program.

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

     As amended by SFAS No. 137, Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Company will adopt Statement 133 in the quarter ended March 31, 2001. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     Adoption of the Statement could increase the volatility in earnings and other comprehensive income, however, based on the nature of the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.

5.   Recent Events

     In March 2000, the Company entered into an agreement with five other large nationwide transportation companies - Covenant Transport, Inc.; J.B. Hunt Transport Services, Inc.; M.S. Carriers, Inc.; Swift Transportation Co., Inc.; and Werner Enterprises, Inc. - pursuant to which the parties merged their logistics business units on July 1, 2000 into a commonly-owned, Internet based transportation logistics company named Transplace.com. The Company now holds a 13% interest in the newly-formed logistics company. The other owners have the following equity interests: Covenant, 13%; J.B. Hunt, 28%; M.S. Carriers,

14%; Swift, 16%; and Werner, 16%. The Company's logistics business revenue for the six months ended June 30, 2000 was $7,901,000. As of June 30, 2000 the Company had invested $750,000 in this joint venture. In July 2000, the merger was consummated and an additional $4,250,000 in cash was contributed to Transplace.com to complete the Company's $5,000,000 required investment.

6.   Operating Segments

     The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations and related logistics services throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation services to the floorcovering industry. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                    U.S. Xpress  CSI/Crown  Consolidated
                                    -----------  ---------  ------------
Three Months Ended June 30, 2000
----------------------------------
 Revenues - external customers         $186,891    $15,536      $202,427
 Intersegment revenues                    1,175          -         1,175
 Operating income                         8,081      1,041         9,122
 Total assets                           413,368     20,164       433,532

Three Months Ended June 30, 1999
----------------------------------
 Revenues - external customers         $161,446    $14,993      $176,439
 Intersegment revenues                    1,020          -         1,020
 Operating income                         8,457        859         9,316
 Total assets                           393,259     18,884       412,143

Six Months Ended June 30, 2000
----------------------------------
 Revenues - external customers         $365,375    $28,892      $394,267
 Intersegment revenues                    2,463          -         2,463
 Operating income                        12,502      1,461        13,963
 Total assets                           413,368     20,164       433,532

Six Months Ended June 30, 1999
----------------------------------
 Revenues - external customers         $308,577    $29,127      $337,704
 Intersegment revenues                    2,260          -         2,260
 Operating income                        17,485      1,190        18,675
 Total assets                           393,259     18,884       412,143

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,972 and $3,104 for the three months ended June 30, 2000 and 1999, respectively, and $7,366 and $6,269 for the six months ended June 30, 2000 and 1999, respectively.

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

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                   Three Months Ended                      Six Months Ended
                                                                       June 30,                                June 30,
                                                          ----------------------------------      ---------------------------------
                                                               2000                1999                2000                1999
                                                          --------------      --------------      --------------      -------------
Operating Revenue                                                  100.0%              100.0%              100.0%             100.0%
                                                          --------------      --------------      --------------      -------------

Operating Expenses:
  Salaries, wages and benefits                                      36.0                39.0                36.6               39.2
  Fuel and fuel taxes                                               16.2                13.2                16.9               13.2
  Vehicle rents                                                      7.4                 7.7                 7.5                7.5
  Depreciation and amortization, net of gain on sale                 4.1                 4.1                 4.1                4.2
  Purchased transportation                                          13.7                11.5                13.4               11.7
  Operating expense and supplies                                     6.4                 6.3                 6.2                6.2
  Insurance premiums and claims                                      4.4                 3.8                 4.2                3.6
  Operating taxes and licenses                                       1.7                 2.1                 1.8                2.0
  Communications and utilities                                       1.3                 1.6                 1.5                1.7
  General and other operating                                        4.3                 4.7                 4.3                4.8
  Non-recurring charge - litigation settlement                         -                 0.7                   -                0.4
                                                          --------------      --------------      --------------      -------------
   Total operating expenses                                         95.5                94.7                96.5               94.5
                                                          --------------      --------------      --------------      -------------

Income from Operations                                               4.5                 5.3                 3.5                5.5


Interest Expense, net                                                2.0                 1.8                 1.8                1.8
                                                          --------------      --------------      --------------      -------------

Income Before Income Taxes                                           2.5                 3.5                 1.7                3.7

Income Tax Provision                                                 1.0                 1.4                 0.7                1.5
                                                          --------------      --------------      --------------      -------------

Net Income                                                           1.5%                2.1%                1.0%               2.2%
                                                          ==============      ==============      ==============      =============

Comparison of the Three Months Ended June 30, 2000 to the Three Months Ended June 30, 1999

     Operating revenue during the three-month period ended June 30, 2000 increased $26.0 million, or 14.7%, to $202.4 million, compared to $176.4 million during the same period in 1999. U.S. Xpress revenue increased $25.6 million, or 15.8%, due primarily to a 10.5% increase in revenue miles, a 2.4% increase in average revenue per mile to $1.225 from $1.196 in 1999, and a $6.3 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 429, or 9.2%, to 5,069 from 4,640, and a 3.6% increase in utilization as measured in miles per tractor per week. CSI/Crown revenues increased $.5 million due primarily to a 6.3% linehaul rate increase.

     Operating expenses represented 95.5% of operating revenue for the three months ended June 30, 2000, compared to 94.7% during the same period in 1999.

     Salaries, wages and benefits as a percentage of revenue were 36.0% during the three months ended June 30, 2000, compared to 39.0% during the same period in 1999. The decrease was primarily attributable to an increase in the number of owner-operators to 714 at June 30, 2000, compared to 466 at June 30, 1999. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 16.2% during the three months ended June 30, 2000, compared to 13.2% during the same period in 1999. This increase was due to the significant increase in fuel prices in the three months ended June 30, 2000, compared to the same period in 1999. The price of fuel increased approximately 35.0%. The Company's exposure to increases in fuel prices is currently managed by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 7.4% during the three months ended June 30, 2000 compared to 7.7% during the same period of 1999. Depreciation and amortization as a percentage of operating revenue was 4.1% for both the three months ended June 30, 2000 and the same period in 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the three months ended June 30, 2000 were $.1 million compared to a gain of $.3 million for the same period in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.5% during the three months ended June 30, 2000, compared to 11.8% during the same period in 1999.

     Purchased transportation as a percentage of operating revenue was 13.7% during the three months ended June 30, 2000, compared to 11.5% during the same period in 1999. The increase was primarily due to an increase of the Company's owner-operator fleet to 714 as of June 30, 2000 from 466 as of June 30, 1999. Owner-operators provide a tractor and driver incurring substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 25.7 million miles in the three months ended June 30, 2000 compared to 15.8 million miles during the same period in 1999.

     Insurance premiums & claims as a percentage of operating revenue were 4.4% during the three months ended June 30, 2000 compared to 3.8% during the same period in 1999. The increase is due primarily to an increase in premiums, and increases in claims and losses related to cargo and physical damage.

     General and other operating expenses as a percentage of operating revenue were 4.3% during the three months ended June 30, 2000, compared to 4.7% during the same period in 1999. This decrease was primarily due to the 14.7% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     In the three months ended June 30, 1999 the Company had a non-recurring charge of $1.3 million which was the result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

     Income from operations for the three months ended June 30, 2000 decreased $.2 million, or 2.1%, to $9.1 million from $9.3 million during the same period in 1999. As a percentage of operating revenue, income from operations was 4.5% for the three months ended June 30, 2000 and 5.3% for the same period in 1999.

Comparison of the Six Months Ended June 30, 2000 to the Six Months Ended June 30, 1999

     Operating revenue during the six-month period ended June 30, 2000 increased $56.5 million, or 16.7%, to $394.3 million, compared to $337.7 million during the same period in 1999. U.S. Xpress revenue increased $57.0 million, or 18.3%, due primarily to a 15.0% increase in revenue miles, a 1.16% increase in average revenue per mile to $1.211 from $1.192 in 1999, and a $11.5 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 384, or 8.3%, to 4,987 from 4,603, and a 7.0% increase in utilization as measured in miles per tractor per week. CSI/Crown revenues decreased $.2 million, resulting in part from the closure of certain non-performing facilities.

     Operating expenses represented 96.5% of operating revenue for the six months ended June 30, 2000, compared to 94.5% during the same period in 1999.

     Salaries, wages and benefits as a percentage of revenue were 36.6% during the six months ended June 30, 2000, compared to 39.2% during the same period in 1999. The decrease was primarily attributable to an increase in the average number of owner-operators in the six months ended June 30, 2000 to 674, compared to 474 for the same period in 1999. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 16.9% during the six months ended June 30, 2000, compared to 13.2% during the same period in 1999. This increase was due to the significant increase in fuel prices in the six months ended June 30, 2000, compared to the same period in 1999. The price of fuel increased approximately 36.0%. The Company's exposure to increases in fuel prices is currently managed by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 7.5% for both the six months ended June 30, 2000 and the same period of 1999. Depreciation and amortization as a percentage of operating revenue was 4.1% during the six months ended June 30, 2000, compared to 4.2% during the same period in 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the six months ended June 30, 2000 were $.3 million compared to a gain of $.8 million for the same period in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.6% during the six months ended June 30, 2000, compared to 11.7% during the same period in 1999.

     Purchased transportation as a percentage of operating revenue was 13.4% during the six months ended June 30, 2000, compared to 11.7% during the same period in 1999. The increase was primarily attributable to an increase in the average number of owner-operators in the six months ended June 30, 2000 to 674, compared to 474 for the same period in 1999. Owner-operators provide a tractor and driver incurring substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 48.3 million miles in the six months ended June 30, 2000 compared to 30.3 million miles during the same period in 1999.

     Insurance premiums & claims as a percentage of operating revenue were 4.2% during the six months ended June 30, 2000 compared to 3.6% during the same period in 1999. The increase is due primarily to an increase in premiums, and increases in claims and losses related to cargo and physical damage.

     General and other operating expenses as a percentage of operating revenue were 4.3% during the six months ended June 30, 2000, compared to 4.8% during the same period in 1999. This decrease was primarily due to the 16.7% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     In the six months ended June 30, 1999 the Company had a non-recurring charge of $1.3 million which was the result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

     Income from operations for the six months ended June 30, 2000 decreased $4.7 million, or 25.2%, to $14.0 million from $18.7 million during the same period in 1999. As a percentage of operating revenue, income from operations was 3.5% for the six months ended June 30, 2000 and 5.5% for the same period in 1999.


Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the six month period ended June 30, 2000 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions. At June 30, 2000, the Company had in place a $225.0 million credit facility with a group of banks with a weighted-average interest rate of 7.9%, of which $24.0 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based on the London Interbank Offered Rate plus applicable margins as defined in the credit agreement. The Company also had a $10.0 million credit facility at June 30, 2000, of which $9.5 million was available for borrowing.

     Cash provided by operations was $9.3 million during the six months ended June 30, 2000, compared to $10.5 million during the same period last year. Net cash used in investment activities was $27.1 million in the six months ended June 30, 2000, compared to cash provided by investing activities of $7.0 million during the same period in 1999. Of the cash used in investment activities, $32.0 million was used to acquire additional property and equipment for the six months ended June 30, 2000, compared to $35.3 million during the same period of 1999. Net cash provided by financing activities was $17.6 million during the six months ended June 30, 2000, compared to cash used in financing activities of $22.3 million during the same period of 1999.

     During the six month period ended June 30, 2000, U.S. Xpress acquired approximately 605,000 shares of common stock at an average price of $7.73 per share. The Board of Directors has authorized the repurchase of up to $10 million of the Company's outstanding common stock.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk


Interest Rate Risk

     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At June 30, 2000, the Company had $193 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. If interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their June 30, 2000 rates for the next twelve months, the increase in interest expense would be approximately $1 million.

Commodity Price Risk

     Fuel is one of the Company's largest expenditures. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside the Company's control. Many of the Company's customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. However, there is no assurance that such fuel surcharges could be used to offset future increases in fuel prices.

                         U.S. XPRESS ENTERPRISES, INC.

                          PART II-OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of shareholders was held on May 4, 2000.

(b) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

                                 FOR       WITHHELD   ABSTAIN      TOTAL
                                 ---       --------   -------      -----
Patrick E. Quinn              14,585,176    25,741       -       14,610,917
William K. Farris             14,585,176    25,741       -       14,610,917
E. William Lusk, Jr.          14,585,176    25,741       -       14,610,917
A. Alexander Taylor, II       14,585,176    25,741       -       14,610,917
Max L. Fuller                 14,585,176    25,741       -       14,610,917
Ray M. Harlin                 14,585,176    25,741       -       14,610,917
Robert J. Sudderth, Jr.       14,585,176    25,741       -       14,610,917

At the annual meeting, Shareholders also ratified the appointment of Arthur Andersen LLP as independent accountants for the forthcoming fiscal year. The results of the vote are summarized as follows:


                                 FOR       WITHHELD   ABSTAIN      TOTAL
                                 ---       --------   -------      -----
                              14,578,672    29,847     2,398     14,610,917

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         (i)   Exhibits Incorporated by Reference

               None

         (ii)  Exhibits Filed with this Report

10.39 First Amendment to the Investment and Participation Agreement dated as of November 12, 1999, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

10.40 Second Amendment to the Investment and Participation Agreement dated as of March 30, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

10.41 Third Amendment to the Investment and Participation Agreement dated as of June 13, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

10.42 U.S. Xpress Enterprises Employment Agreement with Cort J. Dondero dated as of June 13, 2000 by and between U.S. Xpress Enterprises, Inc. and Cort J. Dondero.

10.43 Initial Subscription Agreement of Transplace.Com, LLC entered into as of April 19, 2000 by Transplace.Com, LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.

10.44 Operating Agreement of Transplace.Com made and entered into as of April 19, 2000, by and among Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc., and Transplace.com, LLC.

27       Financial Data Schedule (For SEC use only)



     (b) Reports on Form 8-K

         No reports on Form 8-K were filed by the registrant during the three month period ended June 30, 2000.

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

                                                   U.S. XPRESS ENTERPRISES, INC.
                                                   -----------------------------
                                                           (Registrant)



Date:  August 14, 2000                       By:     /s/ Patrick E. Quinn
                                                     -----------------------
                                                     Patrick E. Quinn
                                                     President



Date:  August 14, 2000                       By:     /s/ Ray M. Harlin
                                                     ------------------------
                                                     Ray M. Harlin
                                                     Principal Financial Officer

20