Form 10-Q
period 2000-09-30
US XPRESS ENTERPRISES INC
filed 2000-11-14
CIK 923571

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission file number
September 30, 2000                                                       0-24806


                         U.S. XPRESS ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)


NEVADA                                                            62-1378182
(State or other jurisdiction of                    (I.R.S. employer identification no.)
Incorporation or organization)


4080 Jenkins Road                                              (423) 510-3000
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

                             Yes     X    No ____
                                    ---

     As of September 30, 2000, 10,828,654 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                          Page No.
                                                                          --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements................................     3
------

           Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2000 and 1999.........................     4

           Consolidated Balance Sheets as of September 30,
           2000 and December 31, 1999.......................................     5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 2000 and 1999....................     7

           Notes to Consolidated Financial Statements.......................     8

Item 2.    Management's Discussion and Analysis of
------
           Financial Condition and Results of Operations....................    11

Item 3.    Quantitative and Qualitative Disclosure About Market Risk........    17
------

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................    18
------

           SIGNATURES.......................................................    20

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

     Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                      Three Months Ended          Nine Months Ended
                                                                         September 30,              September 30,
                                                                    -----------------------     ----------------------
                                                                       2000         1999           2000        1999
                                                                    ---------     ---------     ---------    ---------
Operating Revenue                                                   $ 197,135    $  180,702     $ 591,403    $ 518,406
                                                                    =========    ==========     =========    =========

Operating Expenses:
  Salaries, wages and benefits                                         70,887        69,863       215,248      202,143
  Fuel and fuel taxes                                                  33,334        26,517       100,057       71,143
  Vehicle rents                                                        14,871        14,665        44,616       40,137
  Depreciation and amortization, net of gain on sale                    8,697         7,389        24,802       21,496
  Purchased transportation                                             26,311        20,916        79,216       60,421
  Operating expense and supplies                                       13,225        11,980        37,629       33,020
  Insurance premiums and claims                                         8,246         7,769        24,771       19,859
  Operating taxes and licenses                                          3,288         3,705        10,191       10,524
  Communications and utilities                                          2,751         3,287         8,502        9,069
  General and other operating                                           8,899         8,073        25,781       24,132
  Non-recurring charge - litigation settlement                              -             -             -        1,250
                                                                    ---------    ----------     ---------    ---------
   Total operating expenses                                           190,509       174,164       570,813      493,194
                                                                    ---------    ----------     ---------    ---------

Income from Operations                                                  6,626         6,538        20,590       25,212


Interest Expense, net                                                   4,145         3,105        11,511        9,374
                                                                    ---------    ----------     ---------    ---------

Income Before Income Taxes                                              2,481         3,433         9,079       15,838

Income Tax Provision                                                    1,113         1,375         3,757        6,337
                                                                    ---------    ----------     ---------    ---------

Net Income                                                          $   1,368    $    2,058     $   5,322    $   9,501
                                                                    =========    ==========     =========    =========

Earnings Per Share - basic                                          $    0.10    $     0.14     $    0.37    $    0.64
                                                                    =========    ==========     =========    =========

Weighted average shares - basic                                        13,904        14,733        14,210       14,870
                                                                    =========    ==========     =========    =========

Earnings Per Share - diluted                                        $    0.10    $     0.14     $    0.37    $    0.64
                                                                    =========    ==========     =========    =========

Weighted average shares - diluted                                      13,965        14,783        14,277       14,945
                                                                    =========    ==========     =========    =========


         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

Assets                                                                     September 30, 2000       December 31, 1999
================================================================           ==================       =================
                                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                                $               43       $             259
  Customer receivables, net of allowance                                              109,565                 101,870
  Other receivables                                                                     6,382                   9,807
  Prepaid insurance and licenses                                                        5,804                   2,078
  Operating and installation supplies                                                   4,442                   6,078
  Deferred income taxes                                                                 2,148                   2,148
  Other current assets                                                                  7,021                   2,092
                                                                           ------------------       -----------------
      Total current assets                                                            135,405                 124,332
                                                                           ------------------       -----------------
Property and Equipment, at cost:
  Land and buildings                                                                   24,264                  16,677
  Revenue and service equipment                                                       242,114                 223,991
  Furniture and equipment                                                              20,817                  19,169
  Leasehold improvements                                                               19,015                  16,043
                                                                           ------------------       -----------------
                                                                                      306,210                 275,880
  Less accumulated depreciation and amortization                                      (89,022)                (69,547)
                                                                           ------------------       -----------------
      Net property and equipment                                                      217,188                 206,333
                                                                           ------------------       -----------------
Other Assets:
  Goodwill, net                                                                        67,980                  70,161
  Other                                                                                17,276                   8,211
                                                                           ------------------       -----------------
      Total other assets                                                               85,256                  78,372
                                                                           ------------------       -----------------

Total Assets                                                               $          437,849       $         409,037
                                                                           ==================       =================

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Data)

Liabilities and Stockholders' Equity                                       September 30, 2000       December 31, 1999
================================================================           ==================       =================
                                                                               (Unaudited)
Current Liabilities:
  Accounts payable                                                         $           15,279       $          16,556
  Book overdraft                                                                        2,243                     886
  Accrued wages and benefits                                                            9,257                   7,268
  Claims and insurance accruals                                                         7,009                   5,530
  Other accrued liabilities                                                             7,438                   5,074
  Current maturities of long-term debt                                                  9,354                   1,182
                                                                           ------------------       -----------------
      Total current liabilities                                                        50,580                  36,496
                                                                           ------------------       -----------------

Long-Term Debt, net of current maturities                                             194,289                 181,256
                                                                           ------------------       -----------------

Deferred Income Taxes                                                                  28,406                  26,526
                                                                           ------------------       -----------------

Other Long-Term Liabilities                                                             2,849                   3,232
                                                                           ------------------       -----------------
Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                    --                      --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,210,043 and 13,087,545
    shares issued and outstanding at September 30,
    2000 and December 31, 1999, respectively                                              132                     131
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at September 30, 2000 and December 31, 1999                                30                      30
  Additional paid-in capital                                                          105,121                 104,259
  Retained earnings                                                                    80,054                  74,732
  Treasury Stock Class A, at cost (2,381,389 and 1,619,289 shares at
    September 30, 2000 and December 31, 1999)                                         (23,379)                (17,392)
  Notes receivable from stockholders                                                     (233)                   (233)
                                                                           ------------------       -----------------
      Total stockholders' equity                                                      161,725                 161,527
                                                                           ------------------       -----------------
Total Liabilities and Stockholders' Equity                                 $          437,849       $         409,037
                                                                           ==================       =================

         (See Accompanying Notes to Consolidated Financial Statements)

                         U.S. XPRESS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                         2000              1999
                                                                                    ==============    ==============
Cash Flows from Operating Activities:
  Net Income                                                                                 5,322             9,501
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Deferred income tax provision                                                            1,880             3,169
    Depreciation and amortization                                                           25,031            22,332
    Gain on sale of equipment                                                                 (230)             (836)
    Change in operating assets and liabilities, net of acquisitions:
        Receivables                                                                         (5,815)           (1,007)
        Prepaid insurance and licenses                                                      (3,726)           (4,563)
        Operating and installation supplies                                                  1,637              (172)
        Other assets                                                                        (7,792)           (3,391)
        Accounts payable and other accrued liabilities                                       3,329            (8,799)
        Accrued wages and benefits                                                           1,990             3,512
        Other                                                                                   35                50
                                                                                    --------------    --------------
        Net cash provided by operating activities                                           21,661            19,796
                                                                                    --------------    --------------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                                        (40,806)          (55,996)
    Proceeds from sales of property and equipment                                            7,007            56,850
    Acquisition of businesses, net of cash acquired                                              -            (1,798)
    Investment in Transplace.com                                                            (5,000)                -
                                                                                    --------------    --------------
        Net cash used in investing activities                                              (38,799)             (944)
                                                                                    --------------    --------------
Cash Flows from Financing Activities:
    Net borrowings (payments) under lines of credit                                         12,248           (18,000)
    Borrowings of long-term debt                                                            10,000                 -
    Book overdraft                                                                           1,357                 -
    Payment of long-term debt                                                               (1,043)             (664)
    Proceeds from exercise of stock options                                                      8                 -
    Proceed from issuance of common stock, net                                                 340               242
    Purchase of Class A Common Stock                                                        (5,988)           (4,320)
                                                                                    --------------    --------------
        Net cash provided by (used in) financing activities                                 16,922           (22,742)
                                                                                    --------------    --------------
Net Decrease in Cash and Cash Equivalents                                                     (216)           (3,890)
Cash and Cash Equivalents, beginning of period                                                 259             6,613
                                                                                    --------------    --------------
Cash and Cash Equivalents, end of period                                                        43             2,723
                                                                                    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest                                            $       11,743    $        9,632
Cash paid during the period for income taxes                                        $            -    $        6,079

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization and Operations

     U. S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services to the floorcovering industry.


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


Earnings Per Share
     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 61,000 and 50,000 equivalent shares in the three month period ended September 30, 2000 and 1999, respectively, and 67,000 and 75,000 equivalent shares in the nine month period ended September 30, 2000 and 1999, respectively.

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

     The Company has letters of credit of $6,575,000 outstanding at September 30, 2000. The letters of credit are maintained primarily to support the Company's insurance program.

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

     As amended by SFAS No. 137, Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. The Company will adopt Statement 133 in the quarter ended March 31, 2001. Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

     Adoption of the Statement could increase the volatility in earnings and other comprehensive income; however, based on the nature of the Company's current and anticipated level of derivative instruments and hedging activities, the Company does not believe the impact would be material.


5.   Recent Events
     In March 2000, the Company entered into an agreement with five other large nationwide transportation companies - Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc. and Werner Enterprises, Inc. - pursuant to which the parties merged their logistics businesses on July 1, 2000 into a commonly-owned, Internet based transportation logistics company named Transplace.com. The Company now holds a 13% interest in the newly-formed logistics company. In July

2000, the merger was consummated and an additional $4,250,000 in cash was contributed to Transplace.com to complete the Company's $5,000,000 required investment.


6.   Operating Segments
     The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation services to the floorcovering industry. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                         U.S. Xpress  CSI/Crown  Consolidated
                                         -----------  ---------  ------------
Three Months Ended September 30, 2000
---------------------------------------
 Revenues - external customers              $181,387    $15,748      $197,135
 Intersegment revenues                         1,211          -         1,211
 Operating income                              5,367      1,259         6,626
 Total assets                                417,912     19,937       437,849

Three Months Ended September 30, 1999
---------------------------------------
 Revenues - external customers              $165,831    $14,871      $180,702
 Intersegment revenues                         1,661          -         1,661
 Operating income                              5,565        973         6,538
 Total assets                                398,092     18,882       416,974

Nine Months Ended September 30, 2000
---------------------------------------
 Revenues - external customers              $546,764    $44,639      $591,403
 Intersegment revenues                         3,674          -         3,674
 Operating income                             17,871      2,719        20,590
 Total assets                                417,912     19,937       437,849

Nine Months Ended September 30, 1999
---------------------------------------
 Revenues - external customers              $474,408    $43,998      $518,406
 Intersegment revenues                         3,921          -         3,921
 Operating income                             23,048      2,164        25,212
 Total assets                                398,092     18,882       416,974

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $4,145 and $3,105 for the three months ended September 30, 2000 and 1999, respectively, and $11,511 and $9,374 for the nine months ended September 30, 2000 and 1999, respectively.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


General
     U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services to the floorcovering industry.

Results of Operations
     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:


                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                     2000             1999            2000            1999
                                                                 ------------      ----------      ----------      ----------
Operating Revenue                                                       100.0%          100.0%          100.0%          100.0%
                                                                 ============      ==========      ==========      ==========

Operating Expenses:
  Salaries, wages and benefits                                           36.0            38.7            36.4            39.0
  Fuel and fuel taxes                                                    16.9            14.7            16.9            13.7
  Vehicle rents                                                           7.5             8.1             7.5             7.7
  Depreciation and amortization, net of gain on sale                      4.4             4.1             4.2             4.1
  Purchased transportation                                               13.3            11.6            13.4            11.7
  Operating expense and supplies                                          6.7             6.6             6.4             6.4
  Insurance premiums and claims                                           4.2             4.3             4.2             3.8
  Operating taxes and licenses                                            1.7             2.1             1.7             2.0
  Communications and utilities                                            1.4             1.8             1.4             1.7
  General and other operating                                             4.5             4.4             4.4             4.8
  Non-recurring charge - litigation settlement                              -               -               -             0.2
                                                                 ------------      ----------      ----------      ----------
   Total operating expenses                                              96.6            96.4            96.5            95.1
                                                                 ------------      ----------      ----------      ----------

Income from Operations                                                    3.4             3.6             3.5             4.9


Interest Expense, net                                                     2.1             1.7             2.0             1.8
                                                                 ------------      ----------      ----------      ----------

Income Before Income Taxes                                                1.3             1.9             1.5             3.1

Income Tax Provision                                                      0.6             0.8             0.6             1.3
                                                                 ------------      ----------      ----------      ----------

Net Income                                                                0.7%            1.1%            0.9%            1.8%
                                                                 ============      ==========      ==========      ==========

         (See Accompanying Notes to Consolidated Financial Statements)

Comparison of the Three Months Ended September 30, 2000 to the Three Months Ended September 30, 1999

     Operating revenue during the three-month period ended September 30, 2000 increased $16.4 million, or 9.1%, to $197.1 million, compared to $180.7 million during the same period in 1999. U.S. Xpress revenue increased $15.5 million, or 9.4%, due primarily to a 3.6% increase in revenue miles, a 2.8% increase in average revenue per mile to $1.228 from $1.195 in 1999, and a $7.0 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 216, or 4.6%, to 4,909 from 4,693, and a 3.3% increase in utilization as measured by revenue per tractor per week. CSI/Crown revenues increased $.9 million, or 5.9%, due primarily to a 3.5% increase in linehaul volume.

     Operating expenses represented 96.6% of operating revenue for the three months ended September 30, 2000 compared to 96.4% during the same period in 1999.

     Salaries, wages and benefits as a percentage of revenue were 36.0% during the three months ended September 30, 2000, compared to 38.7% during the same period in 1999. The decrease was primarily attributable to an increase in the number of owner-operators to 637 at September 30, 2000, compared to 501 at September 30, 1999. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 16.9% during the three months ended September 30, 2000, compared to 14.7% during the same period in 1999. This increase was due to the significant increase in fuel prices in the three months ended September 30, 2000, compared to the same period in 1999. The price of fuel increased over 25.0%. The Company's exposure to increases in fuel prices is currently mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 7.5% during the three months ended September 30, 2000 compared to 8.1% during the same period of 1999. Depreciation and amortization as a percentage of operating revenue was 4.4% during the three months ended September 30, 2000, compared to 4.1% during the same period in 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the three months ended September 30, 2000 were $.1 million compared to a gain of $.1 million for the same period in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.9% during the three months ended September 30, 2000, compared to 12.2% during the same period in 1999.

     Purchased transportation as a percentage of operating revenue was 13.3% during the three months ended September 30, 2000, compared to 11.6% during the same period in 1999. The increase was primarily due to an increase of the Company's owner-operator fleet to 637 as of September 30, 2000 from 501 as of September 30, 1999. Owner-operators provide a tractor and driver and incur substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 24.4 million miles in the three months ended September 30, 2000 compared to 17.4 million miles during the same period in 1999.

     The effective tax rate was 44.9% during the three months ended September 30, 2000, compared to 40.1% during the same period in 1999. The increase primarily resulted from non-deductible goodwill amortization being a larger percentage of year-to-date income before income taxes.

     Income from operations for the three months ended September 30, 2000 increased $.1 million, or 1.3%, to $6.6 million from $6.5 million during the same period in 1999. As a percentage of operating revenue, income from operations was 3.4% for the three months ended September 30, 2000 and 3.6% for the same period in 1999.

Comparison of the Nine Months Ended September 30, 2000 to the Nine Months Ended September 30, 1999

     Operating revenue during the nine-month period ended September 30, 2000 increased $73.0 million, or 14.1%, to $591.4 million, compared to $518.4 million during the same period in 1999. U.S. Xpress revenue increased $72.4 million, or 15.3%, due primarily to an 11.0% increase in revenue miles, a 2.0% increase in average revenue per mile to $1.217 from $1.193 in 1999, and an $18.5 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 328, or 7.1%, to 4,961 from 4,633, and a 5.6% increase in utilization as measured by revenue per tractor per week. CSI/Crown revenues increased $.6 million due to a 4.3% increase in linehaul revenue.

     Operating expenses represented 96.5% of operating revenue for the nine months ended September 30, 2000, compared to 95.1% during the same period in 1999.

     Salaries, wages and benefits as a percentage of revenue were 36.4% during the nine months ended September 30, 2000, compared to 39.0% during the same period in 1999. The decrease was primarily attributable to an increase in the average number of owner-operators in the nine months ended September 30, 2000 to 680, compared to 474 for the same period in 1999. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 16.9% during the nine months ended September 30, 2000, compared to 13.7% during the same period in 1999. This increase was due to the significant increase in fuel prices in the nine months ended September 30, 2000, compared to the same period in 1999. The price of fuel increased over 30.0%. The Company's exposure to increases in fuel prices is currently mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 7.5% during the nine months ended September 30, 2000, compared to 7.7% during the same period of 1999. Depreciation and amortization as a percentage of operating revenue was 4.2% during the nine months ended September 30, 2000, compared to 4.1% during the same period in 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the nine months ended September 30, 2000 were $.2 million compared to a gain of $.8 million for the same period in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 11.7% during the nine months ended September 30, 2000, compared to 11.8% during the same period in 1999.

     Purchased transportation as a percentage of operating revenue was 13.4% during the nine months ended September 30, 2000, compared to 11.7% during the same period in 1999. The increase was primarily attributable to an increase in the average number of owner-operators in the nine months ended September 30, 2000 to 680, compared to 474 for the same period in 1999. Owner-operators provide a tractor and driver and incur substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 72.8 million miles in the nine months ended September 30, 2000, compared to 47.7 million miles during the same period in 1999.

     Insurance premiums and claims as a percentage of operating revenue were 4.2% during the nine months ended September 30, 2000, compared to 3.8% during the same period in 1999. The increase is due primarily to an increase in premiums, and increases in claims and losses related to cargo and physical damage.

     General and other operating expenses as a percentage of operating revenue were 4.4% during the nine months ended September 30, 2000, compared to 4.8% during the same period in 1999. This decrease was primarily due to the 14.1% increase in revenue, while many expenses included in general and other operating expenses are relatively fixed.

     In the nine months ended September 30, 1999, the Company had a non-recurring charge of $1.3 million which was the result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

     Income from operations for the nine months ended September 30, 2000 decreased $4.6 million, or 18.3%, to $20.6 million from $25.2 million during the same period in 1999. As a percentage of operating revenue, income from operations was 3.5% for the nine months ended September 30, 2000 and 4.9% for the same period in 1999.


Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the nine month period ended September 30, 2000 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions. At September 30, 2000, the Company had in place a $225.0 million credit facility with a group of banks with a weighted-average interest rate of 8.39%, of which $36.4 million was available for borrowing. The loan matures January 15, 2002. Interest on outstanding borrowings is based on the London Interbank Offered Rate plus applicable margins as defined in the credit agreement. The Company also had a $10.0 million credit facility at September 30, 2000, of which $1.8 million was available for borrowing. During the quarter ended September 30, 2000, the Company entered into a long-term loan agreement for $10.0 million to finance the new Colton, California terminal facility. The term of the loan is 10 years, with an amortization of 20 years, and carries a variable interest rate that is based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

     Cash provided by operations was $21.7 million during the nine months ended September 30, 2000, compared to $19.8 million during the same period last year. Net cash used in investment activities was $38.8 million in the nine months ended September 30, 2000, compared to $.9 million during the same period in 1999. Of the cash used in investment activities, $40.8 million was used to acquire additional property and equipment for the nine months ended September 30, 2000, compared to $56.0 million during the same period of 1999. Net cash provided by financing activities was $16.9 million during the nine months ended September 30, 2000, compared to cash used in financing activities of $22.7 million during the same period of 1999.

     During the nine month period ended September 30, 2000, U.S. Xpress acquired approximately 762,100 shares of common stock at an average price of $7.85 per share. The Board of Directors has authorized the repurchase of up to $10.0 million of the Company's outstanding common stock during 2000.

     Management believes that funds provided by operations, available borrowings under the Company's existing line of credit and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next 12 months.

Inflation

     Inflation has not had a material effect on the Company's results of operations or financial condition during the past three years. However, inflation higher than experienced during the past three years could have an adverse effect on the Company's future results.

Seasonality

     In the trucking industry, revenue generally shows a seasonal pattern as customers reduce shipments during and after the winter holiday season and as a result of inherent weather variations. The Company's operating expenses also have historically been higher in the winter weather.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At September 30, 2000, the Company had $200.2 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45.0 million. For example, if interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their September 30, 2000 rates for the next twelve months, the increase in interest expense would be approximately $1.1 million.

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

                          PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (i)  Exhibits Incorporated by Reference

               None

          (ii) Exhibits Filed with this Report

               No. 27   Financial Data Schedule (For SEC use only)

     (b)  Reports on Form 8-K

          A Form 8-K was filed on July 17, 2000 with the Securities and Exchange Commission to report the completion of the acquisition of a 13% membership interest in Transplace.com.

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

                                        U.S. XPRESS ENTERPRISES, INC.
                                        -----------------------------
                                             (Registrant)



Date: November 14, 2000                 By:    /s/ Patrick E. Quinn
                                            ----------------------------
                                            Patrick E. Quinn
                                            President



Date: November 14, 2000                 By:    /s/ Ray M. Harlin
                                            ----------------------------
                                            Ray M. Harlin
                                            Principal Financial Officer