Form 10-K
period 2000-12-31
US XPRESS ENTERPRISES INC
filed 2001-04-02
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $36,641,976 as of March 15, 2001 (based upon the $6.375 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 15, 2001, the registrant had 10,687,550 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement dated April 12, 2001 for the 2001 annual meeting of stockholders.

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

The Company has two operating segments, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress accounted for approximately 92.6% of the Company's 2000 revenues. See Note 14 of the Company's 2000 Consolidated Financial Statements for quantitative segment information.

The Company also offers logistics services through its global transportation joint ownership of Transplace.com, LLC, ("Transplace"), an Internet-based logistics company. During 2000, the Company, along with five other large transportation companies, merged their logistics business units into Transplace. The Company has a 13% equity interest in Transplace.

U.S. Xpress provides three principal services: i) time-definite and expedited services with lengths of haul of 400 to 3,000 miles; ii) regional services with lengths of haul of 400 to 1,200 miles in the Western, Midwestern and Southeastern regions of the United States; and iii) dedicated services.

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

The Company's mission is to provide high levels of service to customers utilizing proven technologies and skilled employees. The Company's operating and growth strategies are focused on its target markets, while capitalizing on evolving trends and growth markets in the transportation industry. These strategies include:

1) Position the Company as the premier high service provider. The Company specializes in providing time-definite and expedited truckload services to customers that operate supply chain management systems, and particularly those that manage their flow of raw materials, in-process products and finished goods on a "just-in-time" basis. The Company was one of the first in the industry to establish time-definite pickups and deliveries as a standard for service quality. Time-definite service is a critical element in efficient supply chain and distribution systems management. In addition, the Company provides expedited service throughout the continental United States and in parts of Canada and Mexico. This is particularly important to shippers that operate multiple, geographically diverse facilities. In addition, the Company has consistently been a leader in the truckload industry in providing customers with easy access to operating and service-related technologies that provide value to shippers. The Company's electronic commerce ("E-Commerce") capabilities, in particular, differentiate the Company from many other truckload suppliers. The Company provides its customers with the ability to use E-Commerce through the Internet, private networks and third-party networks.

2) Expand core carrier relationships with shippers. Most of the larger shippers are reducing the number of carriers they use and are expanding relationships with their most capable carriers. Those companies selected for the most significant supplier relationships with shippers are called "core carriers".
The Company offers long-haul, mid-range and regional truckload services, time-definite and expedited services and dedicated fleet services. This range of capabilities, coupled with capacity of 4,861 U.S.

Xpress owned, leased and owner-operator tractors at December 31, 2000, has positioned the Company as a core carrier for many of the largest shippers in North America. In seeking these relationships, the Company emphasizes its service capabilities and capacity, as well as its commitment to flexibility, responsiveness and analytical planning. Customers that have designated the Company as a core carrier include: E.I. DuPont, Federal Express, Proctor and Gamble, Hewlett-Packard, Burlington Air Express, and Kimberly Clark.

3) Position the Company as a driver-friendly employer. The labor market for qualified professional truck drivers is extremely competitive, providing an advantage to driver-friendly employers like the Company. The Company focuses significant resources and attention on the successful recruiting, hiring, training and retention of qualified solo and team drivers. At December 31, 2000, the Company operated 4,861 tractors in its fleet, an increase of 2.7% from December 31, 1999. Management believes that its success in hiring and retaining qualified drivers is due to its high-quality equipment; high utilization, which translates into better take-home pay for drivers; "driver-friendly freight" that does not require labor or lengthy delays; flexible work schedules that enable drivers to better meet their personal obligations and lifestyles; and creative recruiting strategies that recognize the changing demographics of the American work force and that seek to expand the diversity of the driver fleet. Ongoing success in recruiting, training and retaining sufficient drivers is critical to the Company in achieving its growth objectives.

4) Pursue acquisition opportunities. The Company has grown significantly through eleven strategic acquisitions in the 1990's. U.S. Xpress now includes the operations of Southwest Motor Freight, Hall Systems, National Freight Systems, Michael Lima Transportation, JTI, Inc., Victory Express, Inc and PST Vans, Inc. CSI/Crown's operations include several acquired companies, including: Crown Transport Systems and CSI/Reeves; and assets purchased from Great Southern Xpress and Rosedale Transport. These acquisitions have significantly expanded the Company's capabilities and capacity and have been a significant contributor to the Company's growth. While acquisitions remain an important part of the Company's long-term strategy, the Company is placing its primary emphasis in 2001 on internal growth and improving its operating results.


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

Expedited Service

The Company's expedited service consists of the pick up and delivery of freight on prescribed schedules at transit times comparable to deferred airfreight service. The Company is able to meet these transit times using team drivers or relays at much lower cost than deferred airfreight. In 2000, revenue from expedited services to manufacturers, distributors, and airfreight companies was $189.4 million.

Regional Service

About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity. These factors make regional service capabilities an important aspect in qualifying the Company for core carrier relationships. The Company provides regional service involving shipments of 400-1,200 miles in the Western, Midwestern and Southeastern regions of the United States. In 2000, revenues from regional service totaled $126.3 million.

Dedicated Services

Some shippers use transportation or logistics companies to manage or operate their private trucking operations. Many of these shippers have historically operated their own fleets to transport their products. The Company's management expertise, capacity and systems have positioned it to provide dedicated services in which specific tractors and drivers are assigned to a specific customer account. Through dedicated service relationships, customers obtain assurance of capacity to meet their requirements. U.S. Xpress benefits by generating better equipment utilization, increased business volume from important customers and by improving planning of resources. Driver safety is enhanced because the same drivers travel the same lanes repeatedly. Drivers also benefit through enhanced scheduling, reduced downtime between loads and more predictability of their off-duty time. These dedicated accounts represented approximately $66.0 million in revenues in 2000.

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


Marketing and Customers

The Company's success in marketing its services is a result of commitment to service, capabilities, capacity, flexibility, responsiveness, analytical planning and information technology management. The Company's marketing department and sales personnel identify new business prospects and implement programs to obtain and retain customer accounts.

Mr. Quinn, the Company's Co-Chairman, and Mr. Wardeberg, the Executive Vice President of Marketing, are directly involved in marketing the Company's services at the national account level while supporting local sales activities. In addition, the Company employs 31 full-time marketing and national account representatives, who have responsibility for specific geographic areas.

The Company's top 50 customers, most of which have designated the Company as a core carrier, accounted for approximately 63% of revenues in 2000. During 2000, no single customer accounted for more than 4.2% of the Company's revenue.


Equipment

The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated repurchase commitments from its primary equipment vendors for disposal of a substantial portion of its equipment. These agreements reduce the Company's risks related to equipment disposal values.

The following table shows the type and age of U.S. Xpress company-owned and leased equipment at December 31, 2000:

               Model Year       Tractors  Trailers
               ----------       --------  --------
                 2001                285       195
                 2000              1,074     2,217
                 1999              2,202     3,387
                 1998                674     1,402
                 1997                  -     1,361
                 1996                 13     1,797
                 1995 & Prior          4     1,512
                                   -----    ------
                    Total          4,252    11,871
                                   =====    ======

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

The Company now purchases or leases Freightliner Century Class tractors or Volvo VN 770s for substantially all of the additions and replacements to its fleet. Tractors are typically replaced every 36 to 40 months, generally well in advance of the need for major engine overhauls. This schedule can be accelerated or delayed based on resale values in the used truck market and the differential between those values and new truck prices. All Company tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems for improved safety, and Qualcomm and in cab e-mail for improved communications. Over 95% of the tractor fleet is equipped with Eaton automatic shift transmissions and approximately 80% of the fleet with automatic traction control. All engines have fuel incentive programming for increased fuel economy.

Trailers

The Company's dry van trailers have cubic capacity that is among the largest in the industry. In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that are more durable, have greater cubic capacity and stiffer sidewalls, and do not fracture as easily as conventional aluminum trailers. The Company currently purchases Wabash Duraplate trailers for substantially all of the additions and replacements to its fleet. In addition, approximately 90% of the trailers are equipped with air ride suspension leading to softer rides that result in less load damage.


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


Regulation

The Company is a motor carrier that is subject to safety regulations promulgated by the Federal Motor Carrier Safety Administration of the Department of Transportation and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to federal, state and provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States, and certain Canadian provinces, over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative change that could affect the economics of the industry.

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


Human Resources

At December 31, 2000, the Company and its subsidiaries employed 7,388 full-time associates, of whom 5,557 were drivers, 228 were mechanics and other maintenance personnel, 1,214 were office associates for U.S. Xpress, the truckload division, and 389 were employed by CSI/Crown, the non-truckload division. U.S. Xpress also had contracts with independent contractors (owner-operators) for the services of 721 tractors that provide both tractor and qualified drivers. None of the Company's employees are represented by a union or collective bargaining agreement, and the Company considers relations with its employees to be good.

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

Senior management is actively involved with the development and retention of drivers. Recognizing the shortage of new drivers entering the industry, the Company has since January 1998 operated a professional driving school at its facility in Medway, Ohio. The school was certified in 1998 by the Professional Truck Driving Institute of America and re-certified in 2000, through 2005. The Company also contracts with driver schools managed by independent organizations as well as community college programs throughout the United States. The Company believes that the continued and effective development of the driver training schools and training program will provide the Company with an additional source of drivers.

Management believes that there are several key elements to recruiting and retaining experienced professional drivers, such as an attractive compensation and benefits package, meeting reasonable driver expectations, providing equipment with desirable driver amenities, and providing a company-wide culture of support for driver needs. Drivers are compensated on the basis of miles driven. The starting rate per mile is determined by the driver's experience level and will increase with the driver's length of service with the Company. Additional compensation may be earned through loading/unloading or stop pay, and mileage bonuses. Drivers employed by the Company participate in Company sponsored health, life, dental, and vision plans and are eligible to participate in a 401(k) Retirement Plan and an Employee Stock Purchase Plan. Additional benefits include paid holidays, vacation pay, and pre-paid phone cards.

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

Independent Contractors

The Company recognizes the benefits of augmenting its service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. Therefore, less capital is required for the Company's growth. The Company has an aggressive independent contractor recruiting program, with 721 contractors under contract at December 31, 2000. The Company intends to continue adding independent contractors.


Fuel

The Company purchases the majority of its fuel through a network of fuel stops throughout the United States. The Company manages its fuel cost by routing the Company's drivers to fuel stops with which the Company has negotiated volume discounts. Bulk fueling facilities are maintained at certain of the Company's terminals to further reduce fuel costs.

During 2000, fuel prices increased significantly. The Company recovered a portion of the increased cost from customers through fuel surcharges, which are included in most customer contracts. However, a portion of the fuel cost increase was not recovered, which adversely impacted the Company's profitability in 2000.

The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in compliance with all laws and regulations relating to maintenance of such fuel storage tanks.

ITEM 2.    PROPERTIES

The following table provides information regarding the Company's facilities at December 31,2000:

Company Location                        Facility Functions                       Owned or Leased
- ----------------                        ------------------                       ---------------

U.S. Xpress:
Austell, Georgia              Drop Yard                                                Leased
Bayonne, New Jersey           Drop Yard                                                Leased
Birmingham, Alabama           Terminal                                                 Leased
Boise, Idaho                  Drop Yard                                                Leased
Bordentown, New Jersey        Drop Yard                                                Leased
Bowling Green, Kentucky       Drop Yard                                                Leased
Chattanooga, Tennessee        Corporate Office                                         Leased
Chicago, Illinois             Drop Yard                                                Leased
Colton, California            Terminal, Maintenance, Customer Service,                 Owned
                              Fleet Services, Driver Training
Dallas, Texas                 Drop Yard                                                Leased
Denver, Colorado              Drop Yard                                                Leased
El Paso, Texas                Drop Yard                                                Leased
Greenville, South Carolina    Drop Yard                                                Leased
Hayward, California           Drop Yard                                                Leased
Houston, Texas                Drop Yard                                                Leased
Jacksonville, Florida         Drop Yard                                                Leased
Kent, Washington              Drop Yard                                                Leased
Knoxville, Tennessee          Drop Yard                                                Leased
Lincoln, Nebraska             Terminal, Maintenance, Customer Service,                 Owned
                              Fleet Services, Driver Training, Independent Contractor
                              Recruiting
Laredo, Texas                 Drop Yard                                                Leased
Medway, Ohio                  Terminal, Maintenance, Customer Service,                 Leased
                              Fleet Services, Driver School, Driver Recruiting
Memphis, Tennessee            Drop Yard                                                Leased
Oklahoma City, Oklahoma       Terminal, Maintenance, Customer Service,                 Leased
                              Fleet Services, Driver Training, Driver Recruiting
Phoenix, Arizona              Drop Yard                                                Leased
Sacramento, California        Terminal, Fleet Services                                 Leased
Salt Lake City, Utah          Terminal, Maintenance,  Customer Service,                Owned
                              Fleet Services, Driver Training
Sioux City, South Dakota      Terminal                                                 Leased
Troutdale, Oregon             Drop Yard                                                Leased
Tunnel Hill, Georgia          Terminal, Maintenance, Fleet Services,                   Leased
                              Driver Training

CSI/Crown:
Akron, Ohio                   Distribution Center                                      Leased
Albany, New York              Distribution Center                                      Leased
Baltimore, Maryland           Distribution Center                                      Leased
Calhoun, Georgia              Distribution Center                                      Owned
Denver, Colorado              Distribution Center                                      Leased
Detroit, Michigan             Distribution Center                                      Leased
Eagan, Minnesota              Distribution Center                                      Leased

Company Location                 Facility Functions             Owned or Leased
- ----------------                 ------------------             ---------------
CSI/Crown (cont.):
Fresno, California            Distribution Center                    Leased
Grand Prairie, Texas          Distribution Center                    Leased
Hayward, California           Distribution Center                    Leased
Houston, Texas                Distribution Center                    Leased
La Mirada, California         Distribution Center                    Leased
LeMont, Illinois              Distribution Center                    Leased
Oklahoma City, Oklahoma       Distribution Center                    Leased
Pittsburgh, Pennsylvania      Distribution Center                    Leased
Rancho Cordova, California    Distribution Center                    Leased
Rochester, New York           Distribution Center                    Leased
Salt Lake City, Utah          Distribution Center                    Leased
San Antonio, Texas            Distribution Center                    Leased
San Diego, California         Distribution Center                    Leased
Tunnel Hill, Georgia          Corporate Office, Distribution Center  Leased

In late 1998, the Company entered into a long-term lease of a newly constructed corporate office and operations facility in Chattanooga, Tennessee. The new facility encompasses nearly 100,000 square feet of office space and includes state-of-the-art information management and communications systems.

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

In the opinion of the Company, its facilities are suitable and adequate for the Company's needs.


ITEM 3.   LEGAL PROCEEDINGS

In November 2000, the Company signed an agreement with SouthTrust Bank ("SouthTrust") to purchase certain assets of Dedicated Transportation Services, Inc., ("DTSI") a customer of the Company's, at foreclosure by SouthTrust as secured creditor of DTSI. After the agreement was signed, SouthTrust advised the Company that it had received a higher offer for the assets from another party, and that it would cancel the agreement with the Company, unless the Company matched the higher offer, and SouthTrust sold the assets of DTSI to the other party.

In December 2000, SouthTrust filed a lawsuit against the Company, concerning events which occurred after SouthTrust terminated the agreement with the Company. In its lawsuit, SouthTrust claims the Company acted wrongfully and attempted to interfere with SouthTrust's sale of DTSI's assets. The lawsuit seeks damages in an unspecified amount from the Company, and seeks to have the court declare that actions taken by SouthTrust in connection with the sale of assets were lawful and did not violate any legal rights of the Company. The Company believes that the SouthTrust lawsuit is without merit and intends to vigorously defend itself.

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters and the ultimate disposition of the SouthTrust litigation, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2000, no matters were submitted to a vote of security holders.


Executive Officers of the Company

Information with respect to the executive officers of the Company is set forth below:

Name                Age     Position
- ----                ---     --------
Cort J. Dondero      50     Director, Executive Vice President, Chief Operating Officer
Max L. Fuller        48     Co-Chairman of the Board of Directors, Vice President and Secretary
Ray M. Harlin        51     Director, Executive Vice President - Finance and Chief Financial Officer
Patrick E. Quinn     54     Co-Chairman of the Board of Directors, President and Treasurer

Cort J. Dondero has served as Executive Vice President and Chief Operating Officer of the Company since July 2000. Previously, Mr. Dondero was President of Trimac Logistics, Inc. from 1999 to July 2000 and President and founder of Service and Administrative Institute from 1988 to 1999. Mr. Dondero has been a director of the Company since July 2000.

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

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Common Stock and Stockholder Data

The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for the Company's Class B Common Stock. At March 15, 2001, there were 199 registered stockholders and an estimated 1,648 beneficial owners of the Company's Class A Common Stock and 2 beneficial owners of the Company's Class B Common Stock. At March 15, 2001 there were 10,687,550 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. On March 15, 2001, the closing price for the Common Stock was $6.375. Listed below is the trading activity for each quarter in the last two fiscal years:

Quarter Ending           High       Low
- --------------           ----       ---

March 31, 1999           17.75     11.00
June 30, 1999            12.88      8.50
September 30, 1999       11.25      5.38
December 31, 1999         9.19      5.88
March 31, 2000           10.00      5.12
June 30, 2000             8.87      6.25
September 30, 2000        8.75      5.87
December 31, 2000         7.50      5.13

Dividends
The Company does not pay cash dividends and intends to continue to retain earnings to finance the growth of the Company for the foreseeable future.

ITEM 6.                   SELECTED FINANCIAL DATA
              (In thousands, except per share and operating data)

                                                                                           Nine Months Ended    Year Ended
                                                   Year Ended December 31,                    December 31,       March 31,
                                           ----------------------------------------        -----------------    ----------
                                             2000            1999            1998                1997(4)           1997
                                           --------        --------        --------        -----------------    ----------
Income Statement Data(1)
Operating revenue:
 U.S. Xpress                               $733,583        $656,029        $513,154             $290,800         $307,928
 CSI/Crown                                   58,161          57,713          74,533               57,645           65,845
 Intercompany                                (4,659)         (5,530)         (6,286)              (6,173)         (10,954)
                                           --------        --------        --------             --------         --------
 Consolidated                              $787,085        $708,212        $581,401             $342,272         $362,819
                                           ========        ========        ========             ========         ========
Income from operations                     $ 19,931        $ 31,527        $ 44,405             $ 26,151         $ 19,776
Income before income taxes                 $  4,482        $ 19,139        $ 34,497             $ 21,983         $ 14,236
Net income                                 $  2,065        $ 11,381        $ 20,717             $ 13,191         $  7,878
Earnings per share - basic                 $    .15        $    .77        $   1.38             $    .98         $    .65
Weighted average number
 of shares outstanding - basic               14,095          14,785          15,038               13,467           12,082
Earnings per share - diluted               $    .15        $    .77        $   1.37             $    .97         $    .65
Weighted average number
  of shares outstanding - diluted            14,148          14,852          15,162               13,582           12,168

Truckload Operating Data(2)
Total revenue miles (in thousands)          573,271         533,628         418,665              241,541          261,596
Average revenue per mile                   $   1.22        $   1.19        $   1.18             $   1.16         $   1.15
Tractors at end of period                     4,861           4,734           4,425                2,839            2,246
Trailers at end of period                    11,871          11,718          10,413                5,875            5,520
Average revenue per tractor,
 per week                                  $  2,726        $  2,633        $  2,661             $  2,734         $  2,761
Total loads                                 603,189         578,572         464,586              239,730          254,214
Average tractors during period                4,932           4,651           3,572                2,615            2,111
Total miles (in thousands)                  632,023         587,917         459,643              265,102          282,985

Balance Sheet Data
Working capital                            $ 72,870        $ 87,836        $ 98,306             $ 44,813         $ 33,829
Total assets                                420,242         409,037         426,539              233,777          178,084
Long-term debt,
 net of current maturities                  179,908         181,256         202,450               52,120           59,318
Stockholders' equity(3)                     156,935         161,527         153,667              128,493           63,162


(1) Data for U.S. Xpress includes data for all truckload operations, including the following from their date of acquisition: JTI, Inc. in April 1997; Victory Express, Inc. in January 1998; and PST Vans, Inc. in August 1998.
(2) Average revenue per mile and average revenue per tractor per week are net of fuel surcharges. Tractor and trailer data includes owned, leased equipment, and owner operators.
(3) Reflects the sale by the Company of 2,885,000 shares of Class A Common Stock during the 1997 transition period. Reflects in fiscal 1999 and 1998, the issuance of 41,901 and 994,447 shares of Class A Common Stock in connection with the purchase of PST. Reflects the repurchase of 925,100, 485,000 and 1,134,289 shares of Class A Common Stock in fiscal 2000, 1999 and 1998, respectively.
(4) Effective December 31, 1997, the Company changed its fiscal year-end to December 31 from March 31. As a result, the transition period ended
    December 31, 1997 is a nine-month period.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:


                                                   Year Ended December 31,
                                                   -----------------------
                                                    2000     1999    1998
                                                   ------   ------  ------

Operating Revenue                                   100.0%   100.0%  100.0%
                                                    -----    -----   -----
Operating Expenses:
 Salaries, wages and benefits                        36.5     38.8    40.2
 Fuel and fuel taxes                                 17.3     14.2    13.3
 Vehicle rents                                        7.6      7.7     5.6
 Depreciation and amortization, net of gain/loss      4.4      4.1     4.5
 Purchased transportation                            13.2     11.8    10.5
 Operating expense and supplies                       6.5      6.3     6.4
 Insurance premiums and claims                        4.1      4.0     3.6
 Operating taxes and licenses                         1.7      2.1     1.7
 Communications and utilities                         1.4      1.7     1.5
 General and other operating expenses                 4.8      4.8     5.1
                                                    -----    -----   -----
 Total operating expenses                            97.5     95.5    92.4
                                                    -----    -----   -----

Income from Operations                                2.5      4.5     7.6


Interest expense, net                                 1.9      1.8     1.6
                                                    -----    -----   -----

Income before income tax provision                     .6      2.7     6.0

Income taxes                                           .3      1.1     2.4
                                                    -----    -----   -----

Net Income                                             .3%     1.6%    3.6%
                                                    =====    =====   =====


Comparison of the Year Ended December 31, 2000 to the Year Ended
December 31, 1999

Operating revenue in 2000 increased $78.9 million, or 11.1%, to $787.1 million, compared to $708.2 million in 1999. U.S. Xpress revenue increased $78.4 million, or 12.1%, due primarily to a 7.4% increase in revenue miles, a 2.3% increase in average revenue per mile, net of fuel surcharges, to $1.220 from $1.193 in 1999, and a $27.4 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 281, or 6.0%, to 4,932 from 4,651, and a 3.5% increase in utilization as measured by revenue per tractor per week. CSI/Crown revenues increased $.4 million due primarily to a 6.5% linehaul rate increase.

Operating expenses represented 97.5% of operating revenue for 2000, compared to 95.5% during 1999.

Salaries, wages and benefits as a percentage of revenue were 36.5% during 2000, compared to 38.8% during 1999. The decrease was primarily attributable to the increase in the number of owner-operators, which accounted for 13.6% of the Company's total fleet in 2000, compared to 10.5% during 1999. The average number of owner-operators increased to 673 in 2000, compared to 487 in 1999. All owner-operator expenses are reflected as purchased transportation.

Fuel and fuel taxes as a percentage of operating revenue were 17.3% during 2000, compared to 14.2% during 1999. This increase was due to the 32.0% increase in average fuel cost per mile during 2000, compared to 1999, the effect of which was partially offset by the increased use of owner-operators who are responsible for their fuel expense. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

Vehicle rents as a percentage of operating revenue were 7.6% during 2000, compared to 7.7% during 1999. Depreciation and amortization as a percentage of operating revenue was 4.4% for 2000, compared to 4.1% during 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for 2000 were $.3 million compared to a gain of $.8 million in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.0% during 2000, compared to 11.8% during 1999.

Purchased transportation as a percentage of operating revenue was 13.2% during 2000, compared to 11.8% during 1999. The increase was primarily due to an increase in the average owner-operator fleet to 673 for 2000 compared to 487 in 1999. Owner-operators provide a tractor and driver incurring substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 95.3 million miles in 2000, compared to 66.9 million miles in 1999.

Insurance premiums and claims as a percentage of operating revenue were 4.1% during 2000, compared to 4.0% during 1999. The increase is due primarily to an increase in premiums, and increases in claims and losses related to cargo and physical damage.

Operating taxes and licenses as a percentage of operating revenue were 1.7% during 2000, compared to 2.1% in 1999. This decrease was primarily due to a 3.5% increase in utilization, as measured by revenue per tractor per week.

Communications and utilities as a percentage of operating revenue were 1.4% during 2000, compared to 1.7% in 1999. This decrease was primarily due to the redesign of voice and data networks, which eliminated several communication circuits.

General and other operating expenses as a percentage of operating revenue were 4.8% during 2000, compared to 4.8% during 1999. During 2000, the Company recorded a one-time charge of $2.0 million, due to the write-off of outstanding receivables and other related expenses of a long-term customer. During 1999, the Company recorded a one-time charge of $1.3 million related to the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefit systems.

Interest expense increased $3.0 million, or 24.7%, to $15.4 million, compared to $12.4 million during 1999. The increase was primarily due to the average interest rate on the Company's line of credit increasing 29.3% to 8.1% during 2000, compared to 6.3% in 1999.

Income from operations for 2000 decreased $11.6 million, or 36.8%, to $19.9 million from $31.5 million during 1999. As a percentage of operating revenue, income from operations was 2.5% for 2000 and 4.5% for 1999.

The Company's effective tax rate increased to 53.9% in 2000 compared to 40.5% for 1999, due primarily to non-deductible goodwill amortization being a larger percentage of income before income taxes.

Comparison of the Year Ended December 31, 1999 to the
Year Ended December 31, 1998

Operating revenue in 1999 increased $126.8 million, or 21.8%, to $708.2 million, compared to $581.4 million in 1998. U.S. Xpress revenue increased $143.6 million due primarily to a 27.5% increase in revenue miles and increase in average revenue per loaded mile, net of fuel surcharges, to $1.193, versus $1.177 in 1998, due principally to per mile rate increases. Weighted average tractors increased to 4,651 during 1999, compared to 3,572 during 1998, due in part to the acquisition of PST Vans in August 1998. CSI/Crown revenues decreased $16.8 million or 22.6% resulting from a program to eliminate unprofitable operations, including the closure of certain under-performing facilities.

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

Insurance premiums and claims as a percentage of operating revenue was 4.0% during 1999, compared to 3.6% in 1998. The increase results from an increase effective January 1, 1999 in cargo insurance cost and increases experienced in physical damage and liability insurance cost related principally to the average cost and frequency of claims below the deductible amounts for liability and for physical damage per each occurrence.

General and other operating expenses as a percentage of operating revenue were 4.8% during 1999, compared to 5.1% in 1998. This decrease was primarily due to the 21.8% increase in revenue, while many expenses included in general and other operating expenses are fixed. This decrease was offset by a $1.3 million charge as a result of the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefits systems.

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

The Company's effective tax rate increased to 40.5% in 1999 compared to 40.0% for 1998, due primarily to the increased amount of non-deductible goodwill amortization resulting from the 1998 acquisitions of Victory Express and PST Vans.

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

Fuel is one of the Company's largest expenditures. Shortages of fuel or increases in fuel prices could have a materially adverse effect on the
operations and profitability of the Company.   Many of the Company's customer
contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $29.5 million of fuel surcharge revenue for the year ended December 31, 2000, compared to $2.1 million for the same period in
1999). Additionally, at times, fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel. During the latter part of 1999, fuel prices steadily increased, and they remained at significantly higher levels in 2000.

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

The trucking industry is extremely capital intensive. The Company depends on operating leases, lines of credit, secured equipment financing and cash flows from operations to finance the expansion and maintenance of its modern and cost efficient revenue equipment and facilities. At present, the Company is more highly leveraged than some of its competitors. If the Company were unable in the future to obtain financing at acceptable levels, it could be forced to limit the growth or replacement of its equipment and facilities. A significant increase in interest rates could have a material adverse effect on the Company's results.


Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources during 2000 were funds provided by operations, borrowings under lines of credit, proceeds from sales of used revenue equipment, and the use of long-term operating leases for revenue equipment acquisitions. On December 31, 2000, the Company had in place a $225.0 million credit facility with a group of banks with a weighted average interest rate of 8.34%, of which $48.3 million was available for borrowing. The line of credit was amended in January 2001. Under the terms of the amended agreement, the facility will be reduced to $215.0 million on June 30, 2001. The loan matures January 15, 2002. Interest on outstanding borrowings is based upon the London Interbank Offered Rate plus applicable margins, as defined in the credit agreement. The note is collateralized by substantially all of the assets of the Company. In September 2000 the Company entered into a long-term loan agreement for $10.0 million to finance the new Colton, California terminal facility. The term of the loan is 10 years, with amortization based on 20 years, and carries a variable interest rate that is based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002. In 2001, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

Cash generated from operations increased to $54.7 million in 2000 from $34.5 million in 1999. Net cash used in investing activities was $49.2 million in 2000 and $15.6 million in 1999. Such amounts were used primarily to acquire new revenue equipment, and in 2000, for the acquisition and construction of the new Colton, California terminal facility. During 2000, the Company made a $5 million cash investment to acquire a 13% equity interest in Transplace. In 2000, $56.2 million was used to acquire additional property and equipment, compared to $74.6 million for 1999. Proceeds from the sale of property and equipment were $12.0 million in 2000, compared to $60.8 million in 1999.

Net cash used in financing activities was $5.7 million in 2000 and $25.3 million in 1999. Borrowings under the line of credit were reduced by $9.8 million in 2000 and $21.0 million in 1999. As authorized by the Company's board of directors, 925,100 shares of the Company's Class A Common Stock were repurchased in 2000 for $7.1 million, and 485,000 shares were repurchased in 1999 for $4.5 million.

Management believes that funds provided by operations, borrowings under lines of credit and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through 2001.


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


Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

As amended by SFAS No. 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's financial statements. However, it could increase the volatility in earnings and other comprehensive income for future periods.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has interest rate exposure arising from the Company's line of credit which has variable interest rates. At December 31, 2000 the Company had $178.0 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45.0 million. If interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their December 31, 2000 rates for the next twelve months, the increase in interest expense would be approximately $1.2 million.


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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants

To U.S. Xpress Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.



/s/ ARTHUR ANDERSEN LLP



Chattanooga, Tennessee
February 5, 2001

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                          Year Ended December 31,
                                                       ----------------------------
                                                         2000      1999      1998
                                                       --------  --------  --------

Operating Revenue                                      $787,085  $708,212  $581,401
                                                       --------  --------  --------

Operating Expenses:
 Salaries, wages and benefits                           287,225   275,070   233,953
 Fuel and fuel taxes                                    135,992   100,295    77,046
 Vehicle rents                                           59,440    54,522    32,399
 Depreciation and amortization, net of gain/loss on
   disposition of equipment                              34,430    29,250    26,007
 Purchased transportation                               104,279    83,897    60,773
 Operating expenses and supplies                         51,382    44,629    37,575
 Insurance premiums and claims                           32,657    28,431    20,159
 Operating taxes and licenses                            13,542    14,709     9,830
 Communications and utilities                            11,216    12,174     9,002
 General and other operating expenses (Note 3)           36,991    33,708    30,252
                                                       --------  --------  --------
   Total operating expenses                             767,154   676,685   536,996
                                                       --------  --------  --------

Income from Operations                                   19,931    31,527    44,405

Interest Expense, net                                    15,449    12,388     9,908
                                                       --------  --------  --------

Income Before Income Tax Provision                        4,482    19,139    34,497

Income Tax Provision                                      2,417     7,758    13,780
                                                       --------  --------  --------

Net Income                                             $  2,065  $ 11,381  $ 20,717
                                                       ========  ========  ========

Earnings Per Share - basic                             $    .15  $    .77  $   1.38
                                                       ========  ========  ========
Weighted average shares - basic                          14,095    14,785    15,038
                                                       ========  ========  ========

Earnings Per Share - diluted                           $    .15  $    .77  $   1.37
                                                       ========  ========  ========
Weighted average shares - diluted                        14,148    14,852    15,162
                                                       ========  ========  ========




The accompanying notes are an integral part of these consolidated statements.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                         December 31,
                                                                                     --------------------
                                                                                       2000       1999
                                                                                     --------   --------
Assets
 Current Assets
   Cash and cash equivalents                                                         $     34   $    259
   Customer receivables, net of allowance of $4,019 and $3,255                         89,184    101,870
   Other receivables                                                                   14,294      9,807
   Operating and installation supplies                                                  4,312      6,078
   Deferred income taxes                                                                2,249      2,148
   Other current assets                                                                 6,715      4,170
                                                                                     --------   --------
      Total current assets                                                            116,788    124,332
                                                                                     --------   --------
 Property and Equipment, at cost                                                      315,480    275,880
   Less accumulated depreciation and amortization                                     (96,578)   (69,547)
                                                                                     --------   --------
      Net property and equipment                                                      218,902    206,333
                                                                                     --------   --------
 Other Assets
   Goodwill, net                                                                       67,498     70,161
   Investment in Transplace                                                             5,815         --
   Other                                                                               11,239      8,211
                                                                                     --------   --------
      Total other assets                                                               84,552     78,372
                                                                                     --------   --------
         Total Assets                                                                $420,242   $409,037
                                                                                     ========   ========
Liabilities and Stockholders' Equity
 Current Liabilities
   Accounts payable                                                                  $ 19,060   $ 16,556
   Book overdraft                                                                       2,940        886
   Accrued wages and benefits                                                           8,523      7,268
   Claims and insurance accruals                                                        8,704      5,530
   Other accrued liabilities                                                            3,190      5,074
   Current maturities of long-term debt                                                 1,501      1,182
                                                                                     --------   --------
      Total current liabilities                                                        43,918     36,496
                                                                                     --------   --------
 Long-Term Debt, net of current maturities                                            179,908    181,256
                                                                                     --------   --------
 Deferred Income Taxes                                                                 36,902     26,526
                                                                                     --------   --------
 Other Long-Term Liabilities                                                            2,579      3,232
                                                                                     --------   --------
 Commitments and Contingencies (Notes 8 and 10)
 Stockholders' Equity
   Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued          --         --
   Common Stock Class A, $.01 par value, 30,000,000 shares authorized,
    13,210,467 and 13,087,545 shares issued at December 31, 2000 and
    1999, respectively                                                                    132        131
   Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
    shares issued and outstanding                                                          30         30
   Additional paid-in capital                                                         105,124    104,259
   Retained earnings                                                                   76,797     74,732
   Treasury Stock, Class A, at cost (2,544,389 and 1,619,289 shares at
    December 31, 2000 and 1999, respectively)                                         (24,483)   (17,392)
   Notes receivable from stockholders                                                    (233)      (233)
   Unamortized compensation on restricted stock                                          (432)        --
                                                                                     --------   --------
      Total stockholders' equity                                                      156,935    161,527
                                                                                     --------   --------
         Total Liabilities and Stockholders' Equity                                  $420,242   $409,037
                                                                                     ========   ========

The accompanying notes are an integral part of these consolidated balance sheets.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                             Year Ended December 31,
                                                                        ------------------------------
                                                                          2000       1999       1998
                                                                        --------   --------   --------
Cash Flows from Operating Activities:
 Net income                                                             $  2,065   $ 11,381   $ 20,717
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Deferred income tax provision                                             713      1,181      8,882
   Depreciation and amortization                                          34,711     30,014     25,770
   (Gain)/loss on sales of equipment                                        (281)      (764)       237
   Changes in operating assets and liabilities, net of acquisitions:
     Receivables                                                           6,655      4,113     (8,889)
     Operating and installation supplies                                   1,807       (616)      (260)
     Other assets                                                         (6,436)    (4,004)    (8,136)
     Accounts payable and other accrued liabilities                       14,089     (7,424)    (7,550)
     Accrued wages and benefits                                            1,306        606       (906)
     Other                                                                    86         56         47
                                                                        --------   --------   --------
      Net cash provided by operating activities                           54,715     34,543     29,912
                                                                        --------   --------   --------
Cash Flows from Investing Activities:
 Payments for purchases of property and equipment                        (56,187)   (74,622)   (96,822)
 Proceeds from sales of property and equipment                            11,966     60,773     60,461
 Acquisition of businesses, net of cash acquired                              --     (1,798)   (62,626)
 Investment in Transplace                                                 (5,000)        --         --
                                                                        --------   --------   --------
      Net cash used in investing activities                              (49,221)   (15,647)   (98,987)
                                                                        --------   --------   --------
Cash Flows from Financing Activities:
 Net borrowings (payments) under lines of credit                          (9,801)   (21,000)   169,500
 Payments of long-term debt                                               (1,229)      (852)   (84,174)
 Borrowings under long-term debt agreement                                10,000         --         --
 Book overdraft                                                            2,054        886         --
 Proceeds from exercise of stock options                                       8         --         91
 Proceeds from issuance of common stock                                      340        242        403
 Purchase of Class A Common Stock                                         (7,091)    (4,526)   (12,866)
                                                                        --------   --------   --------
      Net cash provided by (used in) financing activities                 (5,719)   (25,250)    72,954
                                                                        --------   --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents                        (225)    (6,354)     3,879
Cash and Cash Equivalents, beginning of period                               259      6,613      2,734
                                                                        --------   --------   --------
Cash and Cash Equivalents, end of period                                $     34   $    259   $  6,613
                                                                        ========   ========   ========
Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for interest,
    net of capitalized interest                                         $ 16,003   $ 12,838   $ 10,062
                                                                        ========   ========   ========
 Cash (refunded) paid during the period for income taxes, net           $ (1,452)  $  6,967   $  2,600
                                                                        ========   ========   ========

The accompanying notes are an integral part of these consolidated statements.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                              Notes        Unamortized
                                      Common Stock   Additional                             Receivable     Compensation
                                    ----------------   Paid-In   Retained     Treasury         From       On Restricted
                                    Class A  Class B   Capital   Earnings       Stock      Stockholders       Stock         Total
                                    -------  -------  --------  ----------  -------------  -------------  --------------  ---------
Balance, December 31, 1997             $120      $30  $ 85,942     $42,634      $     --          $(233)          $  --   $128,493

 Net income                              --       --        --      20,717            --             --              --     20,717
 Issuance of 2,661 shares of
  Class A Common Stock for
  non-employee director
  compensation                           --       --        47          --            --             --              --         47
 Proceeds from exercise of 15,167
  stock options                          --       --        91          --            --             --              --         91
 Issuance of 26,008 shares of
  Class A Common Stock for
  employee stock purchase plan           --       --       403          --            --             --              --        403
 Issuance of 994,447 shares of
  Class A Common Stock for
  PST acquisition                        10       --    16,772          --            --             --              --     16,782
 Repurchase of 1,134,289 shares
  of Class A Common Stock                --       --        --          --       (12,866)            --              --    (12,866)
                                    -------  -------  --------  ----------  ------------   ------------   -------------   --------
Balance, December 31, 1998              130       30   103,255      63,351       (12,866)          (233)             --    153,667

 Net income                              --       --        --      11,381            --             --              --     11,381
 Issuance of 5,068 shares of
  Class A Common Stock for
  non-employee director
  compensation                           --       --        56          --            --             --              --         56
 Issuance of 22,709 shares of
  Class A Common Stock for
  employee stock purchase plan           --       --       242          --            --             --              --        242
 Issuance of 41,901 shares of
  Class A Common Stock for
  PST acquisition                         1       --       706          --            --             --              --        707
 Repurchase of 485,000 shares of
    Class A Common Stock                 --       --        --          --        (4,526)            --              --     (4,526)
                                    -------  -------  --------  ----------  ------------   ------------   -------------   --------
Balance, December 31, 1999              131       30   104,259      74,732       (17,392)          (233)             --    161,527

 Net income                              --       --        --       2,065            --             --              --      2,065
 Issuance of 5,322 shares of
  Class A Common Stock for
  non-employee director
  compensation                           --       --        38          --            --             --              --         38
 Proceeds from exercise of 1,200
  options                                --       --         8          --            --             --              --          8
 Issuance of 56,400 shares of
  Class A Common Stock for
  employee stock purchase plan           --       --       340          --            --             --              --        340
 Issuance of 60,000 shares of
  restricted Class A Common
  Stock to officers                       1       --       479          --            --             --            (480)        --
 Amortization of restricted stock        --       --        --          --            --             --              48         48
 Repurchase of 925,100 shares of
    Class A Common Stock                 --       --        --          --        (7,091)            --              --     (7,091)
                                    -------  -------  --------  ----------  ------------   ------------   -------------   --------
Balance, December 31, 2000             $132      $30  $105,124     $76,797      $(24,483)         $(233)          $(432)  $156,935
                                    =======  =======  ========  ==========  ============   ============   =============   ========


 The accompanying notes are an integral part of these consolidated statements.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)

1.   Organization and Operations

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services primarily to the floorcovering industry. The Company also owns 13% of Transplace.com, LLC ("Transplace"), an Internet-based global transportation logistics company.


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

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value). The cost and lives are as follows:

                                                     Cost
                                              ------------------
                                    Lives       2000      1999
                                 -----------  --------  --------
Land and buildings               10-30 years  $ 24,952  $ 16,677
Revenue and service equipment     3-7 years    249,773   223,991
Furniture and equipment           3-7 years     21,299    19,169
Leasehold improvements            5-6 years     19,456    16,043
                                              --------  --------
                                              $315,480  $275,880
                                              ========  ========

The Company recognized $30,593, $27,101 and $24,097 in depreciation expense in 2000, 1999 and 1998, respectively. Gains (losses) on sales of equipment of $281, $764 and $(237) for 2000, 1999 and 1998, respectively, are included in depreciation and amortization expense in the Consolidated Statements of Operations. During 2000, the Company capitalized $483 of interest.

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

Goodwill

The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill and is being amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $1,999, $1,977 and $1,244 of goodwill amortization expense in 2000, 1999 and 1998, respectively. Accumulated amortization was $6,416, and $4,572 at December 31, 2000 and 1999, respectively.

Computer Software

The Company accounts for computer software in accordance with the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Computer software is included in other long-term assets and is being amortized on a straight-line basis over three years. The Company recognized $1,732, $761 and $430 of amortization expense in 2000, 1999 and 1998, respectively. Accumulated amortization was $3,461 and $2,072 at December 31, 2000 and 1999, respectively.

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company will fund the book overdraft from its line of credit and operating cash flows.

Investment in Transplace

On July 1, 2000, the Company and five other large transportation companies merged their logistics business units into a commonly owned, Internet-based global transportation logistics company, Transplace. As Transplace is a limited liability corporation, the Company accounts for its 13% ownership in Transplace under the equity method of accounting. The Company's equity in the earnings of Transplace for 2000 was immaterial.

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, damage, liability (personal injury and property damage) and workers' compensation in excess of established deductible levels and group health claims. Claims in excess of deductible levels are covered by insurance in amounts the Company considers adequate. Current deductible levels range from $3 for liability to $350 for group health claims. Claims accruals represent the uninsured portion of pending claims at December 31, 2000 and 1999, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, damage, liability and workers' compensation claims are estimated based on the Company's evaluation of the type and severity of individual claims. Accruals for group health insurance claims are based on the Company's estimate of outstanding claims determined by the Company's past claims experience.

Other Long-Term Liabilities

Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At December 31, 2000 and 1999, other long-term liabilities include deferred credits of $2,231 and $2,814, respectively.

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

Comprehensive Income

Comprehensive income is the total of net income and all other non-owner changes in stockholders' equity. For all periods presented, comprehensive income is the same as net income in the accompanying Consolidated Financial Statements.

Earnings Per Share

The difference between basic and diluted earnings per share is due to the assumed conversion of dilutive outstanding options resulting in approximately 53,000, 67,000 and 124,000 equivalent shares in 2000, 1999 and 1998, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Effective fiscal 1997, the Company adopted the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"). The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

As amended by SFAS No. 137, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption did not have a material impact on the Company's financial statements. However, it could increase the volatility in earnings and other comprehensive income for future periods.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to the 2000 presentation.


3.   Certain Transactions

In December 2000, the Company recorded a one-time, pre-tax charge of $2,000 to general and other operating expenses related to the write-off of outstanding receivables with Dedicated Transportation Services, Inc. ("DTSI") and other related expenses.

On May 27, 1999, a settlement agreement and release was completed between the Company and Employee Solutions, Inc. ("ESI"), pursuant to which certain pending claims between the Company and ESI were resolved. As a result of the settlement, the Company recorded a charge to general and other operating expenses of $1,250 in 1999.

4.   Acquisitions

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

Effective August 28, 1998, the Company acquired all of the outstanding shares of PST Vans, Inc. ("PST"), a non-union truckload carrier based in Salt Lake City, Utah, for $12,281 in cash, 1,036,348 shares of Class A Common Stock, and the assumption of $52,000 in debt.


5.   Income Taxes

The income tax provision for 2000, 1999 and 1998 consisted of the following:

                            2000    1999     1998
                           ------  ------  -------
               Current:
                Federal    $1,586  $5,979  $ 4,171
                State         118     598      727
                           ------  ------  -------
                            1,704   6,577    4,898
               Deferred       713   1,181    8,882
                           ------  ------  -------
                           $2,417  $7,758  $13,780
                           ======  ======  =======

A reconciliation of the income tax provision as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

                                                             2000    1999     1998
                                                            ------  ------  -------
   Federal income tax at statutory rate                     $1,524  $6,699  $12,074
   State income taxes, net of federal income tax benefit        78     395    1,366
   Nondeductible goodwill amortization                         553     548      349
   Other, net                                                  262     116       (9)
                                                            ------  ------  -------
       Income tax provision                                 $2,417  $7,758  $13,780
                                                            ======  ======  =======

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2000 and 1999 consisted of the following:

                                                              2000      1999
                                                            -------   -------
    Deferred tax assets:
     Allowance for doubtful accounts                         $   567  $   601
     Insurance reserves                                        2,307    2,157
     Alternative minimum tax credit carryforwards              4,808    2,369
     Claims and other reserves                                   200      340
     Net operating loss carryforwards                          5,687    6,229
     Other                                                       794      597
                                                             -------  -------
      Total deferred tax assets                              $14,363  $12,293
                                                             =======  =======
    Deferred tax liabilities:
     Book over tax basis of property and equipment           $47,444  $34,980
     Deductible goodwill amortization                            674      575
     Prepaid license fees                                        269      468
     Other                                                       629      648
                                                             -------  -------
      Total deferred tax liabilities                         $49,016  $36,671
                                                             =======  =======

At December 31, 2000, the Company has approximately $16,500 of net operating loss ("NOL") carryforwards from the PST acquisition, which expire in 2010 and 2011. The utilization of the NOL carryforwards is limited to future taxable income generated from PST. Management believes it will be able to utilize the NOL carryforwards prior to their expiration. The Company also has approximately $4,808 of alternative minimum tax ("AMT") credit carryforwards. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years.


6.    Long-Term Debt

Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                             2000       1999
                                                                           --------   --------
Obligation under line of credit with a group of banks, weighted average
 interest rate of 8.34% at December 31, 2000, maturing January 2002        $168,000   $178,000

Mortgage note payable, interest rate of 8.89% at December 31, 2000, due in monthly installments through October 2010, with final
  payment of $7.1 million in October 2010                                     9,969         --

Capital lease obligation maturing January 2008                                1,676      1,760

Other                                                                         1,764      2,678
                                                                           --------   --------
                                                                            181,409    182,438
Less:  current maturities of long-term debt                                  (1,501)    (1,182)
                                                                           --------   --------
                                                                           $179,908   $181,256
                                                                           ========   ========

During 1998, the Company entered into a line of credit with a syndicate of banks with aggregate capacity up to $225,000. In January 2001, the line of credit agreement was amended. Under the terms of the amended agreement, the facility will be reduced to $215,000 on June 30, 2001. Borrowings (including letters of credit) under the line are limited to a specified percentage of eligible accounts receivable and the net book value of revenue equipment. Letters of credit are limited to an aggregate of $10,000 under the line. The credit agreement is collateralized by substantially all of the assets of the Company. Letters of credit outstanding against the line of credit were $8,677, and $48,323 was available under the facility at December 31, 2000.

Borrowings under the line of credit bear interest, at the option of the Company, equal to either: (i) the greater of the bank's prime rate or the federal funds rate plus .50%, (ii) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan plus a margin that is determined by a financial covenant, or (iii) the rate offered to the Company for a loan of a specific amount and maturity by any of the participating banks under a competitive bid process. At December 31, 2000, the margin applicable to the Eurodollar interest rate was equal to 1.75%.

Borrowings under the mortgage note payable bear interest based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

The line of credit agreement subjects the Company to certain restrictions and financial covenants related to, among other matters, dividends, net worth, additional borrowings, acquisitions and dispositions, and maintenance of certain financial ratios.

The aggregate annual maturities of long-term debt for each of the next five years are:

                        2001    $  1,501
                        ----------------
                        2002     168,549
                        ----------------
                        2003         648
                        ----------------
                        2004         479
                        ----------------
                        2005         561
                        ----------------

7.   Derivative Financial Instruments

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

       Notional   Fixed Rate   Variable Rate       Effective         Expiration
        Amounts   Component      Component           Date               Date
       --------   ----------   -------------   ----------------   ----------------
       $10,000       5.730%        6.751%      February 6, 1998   February 6, 2003
        15,000       5.705         6.751       February 6, 1998   February 6, 2003
        10,000       5.145         6.751       August 6, 1999     February 6, 2003
        10,000       5.565         6.618       September 8, 1998  September 8, 2003

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

The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. At December 31, 2000, the Company estimates the amount it would receive to terminate the agreements approximates $159.


8.   Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2005. Rental expense under non-cancelable operating leases was approximately $65,950, $60,335 and $37,213 for 2000, 1999 and 1998, respectively.

The Company is party to a long-term lease of a corporate office and operations facility, which is scheduled to expire in January 2003. Payments under the lease are based on LIBOR rates applied to the cost of the facility funded by the lessor. The Company has an option to renew the lease for up to three three-year extensions, subject to certain conditions. If the Company does not purchase the property at the end of the lease term, whether caused by expiration, default or otherwise, the Company would guarantee a residual value to the lessor of up to the lessor's net investment in the property. Under the lease, the Company is required to maintain compliance with certain financial covenants.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are:

                                2001    $63,428
                                ---------------
                                2002     35,440
                                ---------------
                                2003     17,985
                                ---------------
                                2004      8,753
                                ---------------
                                2005      3,308
                                ---------------

9.   Related Party Transactions

The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $851, $868 and $1,480 was recognized in connection with these leases during 2000, 1999 and 1998, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 100% of the outstanding common stock of Paragon Leasing LLC ("Paragon"). Paragon leases certain revenue and service equipment to the Company on a temporary basis. Rent expense of approximately $473, $590 and $1,162 was recognized in connection with these leases during 2000, 1999 and 1998, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 45% of the outstanding common stock of
Transcommunications, Inc. ("Transcom").   Beginning in 1999, the Company began
utilizing Transcom charge cards for over-the-road fuel purchases. The Company paid Transcom $212 and $204 in fees for these services in 2000 and 1999, respectively. Transcom also makes a debit card system available to the Company's drivers through which phone calls and Internet e-mail can be credited while the driver is on the road. Total payments by the Company to Transcom for these services were approximately $511, $441 and $209 in 2000, 1999 and 1998, respectively.

On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. During the last six months of 2000 the Company earned revenues of approximately $12.6 million from Transplace for providing transportation services.

10.  Commitments and Contingencies

In November 2000, the Company signed an agreement with SouthTrust to purchase certain assets of DTSI, a customer of the Company, at foreclosure by SouthTrust as secured creditor of DTSI. After the agreement was signed, SouthTrust advised the Company that it had received a higher offer for the assets from another party, and that it would cancel the agreement with the Company, unless the Company matched the higher offer, and SouthTrust sold the assets of DTSI to the other party.

In December 2000, SouthTrust filed a lawsuit against the Company concerning events which occurred after SouthTrust terminated the agreement with the Company. In its lawsuit, SouthTrust claims the Company acted wrongfully and attempted to interfere with SouthTrust's sale of DTSI's assets. The lawsuit seeks damages in an unspecified amount from the Company and seeks to have the court declare that actions taken by SouthTrust in connection with the sale of assets were lawful and did not violate any legal rights of the Company. The Company believes that the SouthTrust lawsuit is without merit and intends to vigorously defend itself.

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a material adverse effect on the Company's financial position or results of operations.

Letters of credit of $8,677 were outstanding at December 31, 2000. The letters of credit are maintained primarily to support the Company's insurance program (see Note 2). The Company pays commitment fees of 1.75% on the outstanding portion of the letters of credit.


11.  Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of six years. The Company recognized $1,127, $1,425 and $1,263 in expense under this employee benefit plan for 2000, 1999 and 1998, respectively.


12.  Stockholders' Equity

Common Stock

Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to two votes per share. Once the Class B Common Stock is no longer held by the two principal stockholders of the Company or their families as defined, the stock is automatically converted into Class A Common Stock on a share per share basis.

Preferred Stock

Effective December 31, 1993, the Board of Directors approved the designation of 2,000,000 shares of preferred stock with par value of $.01 per share. The Board of Directors has the authority to issue these shares and to determine the rights, terms and conditions of the preferred stock as needed.

Stock Buyback

As authorized by its Board of Directors, the Company purchased 925,100, 485,000 and 1,134,289 shares of the Company's outstanding Class A Common Stock in the open market and in private transactions at a cost of $7,091, $4,526 and $12,866 for 2000, 1999 and 1998, respectively.

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

Under a 1993 sale of restricted stock to certain stockholder employees, notes receivable from stockholders were issued. The notes bear interest at 6% and are due to the Company upon demand.

On July 1, 2000, 60,000 restricted shares of Class A Common Stock were issued to certain executive officers. The restrictions on these 60,000 shares expire over a five-year period beginning July 3, 2001. Restrictions on these shares expire in the event of a change in control of the Company, or upon the death, disability or retirement of the employee.

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

Employee Stock Purchase Plan

In August 1997, the Company adopted an Employee Stock Purchase Plan (the "ESPP") through which employees meeting certain eligibility criteria may purchase shares of the Company's common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at a 15% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25 per calendar year. The Company has reserved 300,000 shares for issuance under the ESPP. In January and July 2000, employees purchased 30,899 and 25,501 shares of the Company's Class A Common Stock at $6.27 and $5.74 per share, respectively. In January and July 1999, employees purchased 9,752 and 12,957 shares of the Company's Class A Common Stock at $12.75 and $9.09 per share, respectively. In January and July 1998, employees purchased 17,001 and 9,007 shares of the Company's Class A Common Stock at $16.15 and $14.24 per share, respectively, At December 31, 2000, 194,883 shares were available for purchase under the ESPP. In January 2001, employees purchased 22,042 shares of the Company's Class A Common Stock at $4.73 per share.

Stock Options

Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. A summary of the Company's stock option activity for 2000, 1999 and 1998 follows:

                                                                            Weighted Average
                                          Shares       Option Price          Exercise Price
                                         --------   ----------------        ----------------
 Outstanding at December 31, 1997         271,243   $ 4.72  --  19.13            $11.10
   Granted at market price                108,550    12.25  --  20.88             12.63
   Exercised                              (15,167)    4.72  --   6.88              6.02
   Canceled or expired                     (7,500)    6.88  --  19.13             15.04
                                          -------
 Outstanding at December 31, 1998         357,126     4.72  --  20.88             11.70
   Granted at market price                 51,300    10.13  --  15.00             13.13
   Canceled or expired                    (14,000)   12.25  --  19.13             14.71
                                          -------
 Outstanding at December 31, 1999         394,426     4.72  --  20.88             11.78
   Granted at market price                387,150     6.50  --   8.06              7.11
   Exercised                               (1,200)          --   6.63              6.63
   Canceled or expired                    (73,950)    6.50  --  20.88             10.84
                                          -------
 Outstanding at December 31, 2000         706,426     4.72  --  20.88              9.33
                                          =======


For SFAS No. 123 purposes, the fair value of each option grant and each stock purchase right under the ESPP has been estimated as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rate of 6.44%, 5.26% and 4.52%, expected life of five years, expected dividend yield of 0% and expected volatility of 60%, 60% and 61%. Using these assumptions, the fair value of the awards granted in 2000, 1999 and 1998 is $776, $473 and $756, respectively, which would be amortized as compensation expense over the vesting period. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income would have been $1,592, $11,083 and $20,500 for 2000, 1999 and 1998, respectively. Pro forma basic earnings per share would have been $0.11, $0.75 and $1.36 for 2000, 1999 and 1998, respectively. Pro forma diluted earnings per share would have been $0.11, $0.75 and $1.35 for the same periods.

The pro forma effect on net income in this pro forma disclosure may not be representative of the pro forma effect on net income in future years, because it does not take into consideration pro forma compensation expense related to grants made prior to March 31, 1996.

The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.10, $7.42 and $6.45, respectively. Of the options outstanding at December 31, 2000, 494,476 have exercise prices between $4.72 and $8.06, with a weighted average exercise price of $6.73 and a weighted average remaining contractual life of 7.9 years. Of these options, 132,576 are exercisable at a weighted average exercise price of $5.59. Options to exercise 90,850 shares have exercise prices between $9.50 and $12.25, with a weighted average exercise price of $11.93 and a weighted average remaining contractual life of 7.8 years. Of these options, 41,855 are exercisable at a weighted average exercise price of $12.05. Options to exercise the remaining 121,100 shares have exercise prices between $15.00 and $20.88, with a weighted average exercise price of $17.97 and a weighted average remaining contractual life of 7.0 years. Of these options, 61,300 were exercisable at a weighted average exercise price of $18.56. As of December 31, 2000, 235,731 of the options outstanding were exercisable with a weighted average exercise price of $10.11 per share. As of December 31, 1999, 209,564 of the options outstanding were exercisable with a weighted average exercise price of $9.13 per share. As of December 31, 1998, 128,423 of the options outstanding were exercisable with a weighted average exercise price of $7.86 per share.


13.  Fair Value of Financial Instruments

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

14.  Operating Segments

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

                                  U.S. Xpress  CSI/Crown  Consolidated
                                  -----------  ---------  ------------
1998
- ----
 Revenues - external customers       $506,868    $74,533      $581,401
 Intersegment revenues                  6,286          0         6,286
 Operating income                      41,837      2,568        44,405
 Depreciation and amortization         24,874        896        25,770
 Total assets                         406,386     20,153       426,539
 Capital expenditures                  95,653      1,169        96,822

1999
- ----
 Revenues - external customers       $650,499    $57,713      $708,212
 Intersegment revenues                  5,530          0         5,530
 Operating income                      28,869      2,658        31,527
 Depreciation and amortization         28,932      1,082        30,014
 Total assets                         390,922     18,115       409,037
 Capital expenditures                  74,180        442        74,622

2000
- ----
 Revenues - external customers       $728,924    $58,161      $787,085
 Intersegment revenues                  4,659          0         4,659
 Operating income                      17,107      2,824        19,931
 Depreciation and amortization         33,447      1,264        34,711
 Total assets                         400,221     20,021       420,242
 Capital expenditures                  55,455        732        56,187

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $15,449, $12,388 and $9,908 in 2000, 1999 and 1998,
respectively.

15.  Quarterly Financial Data (Unaudited)

                                                                        Quarter Ended
                                            -----------------------------------------------------------------------
                                             March 31       June 30      September 30     December 31        Total
                                            ----------     ---------    --------------   -------------     --------
   Year Ended December 31, 2000
      Operating revenue                       $191,841      $202,427       $197,135         $195,682       $787,085
      Income from operations                     4,842         9,122          6,626             (659)        19,931
      Income before income taxes                 1,447         5,150          2,481           (4,596)         4,482
      Net income                                   868         3,084          1,368           (3,255)         2,065
      Earnings per share - basic (1)              0.06          0.22           0.10            (0.24)          0.15
      Earnings per share - diluted (1)            0.06          0.22           0.10            (0.24)          0.15

   Year Ended December 31, 1999
      Operating revenue                       $161,266      $176,439       $180,702         $189,805       $708,212
      Income from operations                     9,359         9,316          6,538            6,314         31,527
      Income before income taxes                 6,194         6,212          3,433            3,300         19,139
      Net income                                 3,717         3,727          2,058            1,879         11,381
      Earnings per share - basic                  0.25          0.25           0.14             0.13            .77
      Earnings per share - diluted                0.25          0.25           0.14             0.13            .77

(1) The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

No items have occurred within the 24 months prior to December 31, 2000 involving a change of accountants or disagreements on accounting and financial disclosure matters.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The section entitled "Nominees for Directorships" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 8, 2001 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.


ITEM 11.  EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation and Other Information" of the Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Voting Securities and Principal Holders Thereof" of the Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Election of Directors" and "Certain Transactions" of the Proxy Statement is incorporated herein by reference.

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

          2.   Financial Statement Schedules:
               Report of Independent Public Accountants
               Schedule II - - Valuation and Qualifying Accounts

          3.   Exhibits:
               See the Exhibit Index listing on Page 40 of this Form 10-K.

(b)  Reports on Form 8-K

     A Form 8-K was filed on July 17, 2000 with the Securities and Exchange Commission to report the completion of the acquisition of a 13% membership interest in Transplace.com.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To U.S. Xpress Enterprises, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of U.S. XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated February 5, 2001. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



/s/ ARTHUR ANDERSEN LLP




Chattanooga, Tennessee
February 5, 2001

     SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1999 AND 2000
                                 (In Thousands)


                                        Balance at
                                         Beginning      Charged to    Charged to                  Balance at End
Description                              of Period     Cost/Expenses   Other (1)   Deductions(2)    of Period
- -----------                             ----------     -------------  ----------   -----------    --------------

FOR THE YEAR ENDED 12/31/98
  Reserve for doubtful accounts           $2,900           $  641       $2,219         $2,009           $3,751

FOR THE YEAR ENDED 12/31/99
  Reserve for doubtful accounts           $3,751           $1,419       $  683         $2,598           $3,255

FOR THE YEAR ENDED 12/31/00
  Reserve for doubtful accounts           $3,255           $4,500       $  204         $3,940           $4,019


(1)  For the year ended 12/31/98
       Recoveries on accounts written off                               $  168
       Balance acquired through purchase of Victory                        252
       Balance acquired through purchase of PST Vans                     1,799
                                                                        ------
                                                                        $2,219
                                                                        ======

   For the year ended 12/31/99
     Recoveries on accounts written off                                 $  283
     Final adjustment resulting from purchase of PST Vans                  400
                                                                        ------
                                                                        $  683
                                                                        ======
   For the year ended 12/31/00
     Recoveries on accounts written off                                 $  204
                                                                        ======

(2)  Accounts written off

(c)   Exhibits

Exhibit No.             Description
- -----------             -----------
(1)    3.1              Restated Articles of Incorporation of the Company.

(1)    3.2              By-Laws of the Company.

(1)    4.1              Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.

(1)    4.2              By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)    4.3              Stock Purchase Agreement dated June 10, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company.

(1)    4.4              Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11,
                        1994 by and between Max L. Fuller and Patrick E. Quinn.

(1)   10.1              Accounts Financing Agreement (Security Agreement) dated February 2, 1988, as amended, between
                        Congress Financial Corp. (Southern) and Southwest Motor Freight, Inc.

(1)   10.2              Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress, Inc.

(1)   10.3              Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown Transport Systems, Inc.

(1)   10.4              1993 Incentive Stock Plan of the Company.

(1)   10.5              Stock Option Agreement Under 1993 Incentive Stock Plan.

(1)   10.6              Stock Rights and Restrictions Agreement for Restricted Stock Award Under 1993 Incentive Stock
                        Plan.

(1)   10.7              Self-Funded Employee Benefits Plan Document of the Company.

(1)   10.8              Service Agreement dated May 2, 1994 by and between TTC, Illinois, Inc. and the Company for the provision of leased personnel to the Company.

(1)   10.9              Salary Continuation Agreement dated June 10, 1993 by and between the Company and Max L. Fuller.

(1)  10.10              Salary Continuation Agreement dated June 10, 1993 by and between the Company and Patrick E.
                        Quinn.

(1)  10.11              Stock Purchase Agreement dated November 28, 1990 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Southwest Motor Freight, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Southwest Motor Freight, Inc.

(1)  10.12              Stock Purchase Agreement dated September 30, 1992 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Chattanooga Leasing, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Chattanooga Leasing, Inc.

(1)  10.13              Articles of Merger and Plan of Merger filed February 24, 1993, pursuant to which Chattanooga Leasing, Inc.
                        was merged with and into Southwest Motor Freight, Inc.

Exhibit No.             Description
- -----------             -----------
(1)  10.14              Stock Purchase Agreement dated January 1, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress, Inc. held by Messrs. Fuller and
                        Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress, Inc.

(1)  10.15              Stock Purchase Agreement dated January 1, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress Leasing, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress Leasing,
                        Inc.

(1)  10.16              Stock Purchase Agreement dated March 10, 1994 by and between the Company and L.D. Miller, III for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Mr. Miller, such stock constituting 40% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

(1)  10.17              Stock Purchase Agreement dated March 17, 1994 by and between the Company, Patrick E. Quinn and Max L. Fuller for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Messrs.
                        Quinn and Fuller, such stock constituting 60% of the issued and outstanding capital stock of Crown Transport
                        Systems, Inc.

(1)  10.18              Stock Purchase Agreement dated March 18, 1994 by and between the Company and Ken Adams for the acquisition by the Company of 50% of the capital stock of Hall Systems, Inc. held by Mr. Adams and the grant of an option to the Company to purchase the remaining 50% of the capital stock of Hall Systems, Inc. from Mr.
                        Adams, exercisable beginning April 1, 1997.

(2)  10.19              Software Acquisition Agreement dated September 15, 1994 by and among Qualcomm Incorporated, Xpress Data
                        Services, Inc., U.S. Xpress Enterprises, Inc., Patrick E. Quinn, Max L. Fuller, Information Management
                        Solutions, Inc. and James Coppinger.

(3)  10.20              Stock Purchase Agreement dated October 31, 1994 by and between the Company and Ken Frohlich for the acquisition by the Company of the capital stock of National Freight Systems, Inc. held by Mr. Frohlich, such stock constituting all of the issued and outstanding capital stock of National Freight Systems, Inc.

(4)  10.21              Asset Purchase Agreement with respect to acquisition of CSI/Reeves, Inc.

(5)  10.22              Stock Purchase Agreement with respect to Hall Systems, Inc.

(5)  10.23              Credit Agreement with NationsBank.

(6)  10.24              Amendment No. 1 to Credit Agreement with NationsBank.

(7)  10.25              Asset Purchase Agreement dated June 18, 1996 with respect to acquisition of Michael Lima
                        Transportation, Inc.

(7)  10.26              Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from
                        Rosedale Transport, Inc. and Rosedale Transport, Ltd.

(7)  10.27              Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

(8)  10.28              Loan and Security Agreement dated June 24, 1997 by and between Wachovia Bank, N.A. and U.S.
                        Xpress Leasing.


Exhibit No.             Description
- -----------             -----------
(9)  10.29              Stock Purchase Agreement dated as of December 24, 1997 by and between U.S. Xpress Enterprises, Inc. and
                        Richard H. Schaffer, Richard H. Schaffer Irrevocable Trust dated December 24, 1991 and Richard H. Schaffer
                        Irrevocable Non-Withdrawal Trust dated December 24, 1991.

(9)  10.30              Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A.,
                        NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(10) 10.31              Investment and Participation Agreement between U.S. Xpress Enterprises, Inc. and Wachovia
                        Capital Markets, Inc.

(10) 10.32              Acquisition, Agency, Indemnity and Support Agreement between U.S. Xpress Enterprises, Inc. and
                        Wachovia Capital Markets, Inc.

(10) 10.33              Lease Agreement between U.S. Xpress Enterprises, Inc. and Wachovia Capital Markets, Inc.

(11) 10.34              Agreement and Plan of Merger dated as of July 7, 1998 among U.S. Xpress Enterprises, Inc., PST
                        Acquisition Corp. and PST Vans, Inc.

(12) 10.35              First Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc.,
                        Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(12) 10.36              Second Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc.,
                        Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(12) 10.37              Third Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc.,
                        Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(12) 10.38              Fourth Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc.,
                        Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(13) 10.39              First Amendment to the Investment and Participation Agreement dated as of November 12, 1999, among U.S.
                        Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13) 10.40              Second Amendment to the Investment and Participation Agreement dated as of March 30, 2000, among U.S. Xpress
                        Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13) 10.41              Third Amendment to the Investment and Participation Agreement dated as of June 13, 2000, among U.S. Xpress
                        Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13) 10.42              U.S. Xpress Enterprises Employment Agreement with Cort J. Dondero dated as of June 13, 2000 by and between
                        U.S. Xpress Enterprises, Inc. and Cort J. Dondero.

(13) 10.43              Initial Subscription Agreement of Transplace.com, LLC, entered into as of April 19, 2000 by Transplace.com,
                        LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc.,
                        M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises,
                        Inc.


Exhibit No.             Description
- -----------             -----------
(13)10.44               Operating Agreement of Transplace.com, LLC, made and entered into as of April 19, 2000 by Transplace.com,
                        LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc.,
                        M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises,
                        Inc. and Transplace.com, LLC.

    10.45               Amended and Restated Credit Agreement dated as of January 31, 2001 among U.S. Xpress Enterprises, Inc.,
                        Wachovia Bank, N.A., Bank of America, N.A., Fleet National Bank, SunTrust Bank, and the banks listed therein.

    21                  List of the current subsidiaries of the Company.

    23                  Consent of Independent Public Accountants.

__________________________________
   (1)     Filed in Registration Statement on Form S-1 dated May 20, 1994. (SEC File No. 33-79208)
   (2)     Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4, 1994. (SEC File
           No. 33-79208)
   (3)     Filed in Form 10-Q dated November 17, 1994 (Commission File No. 0-24806)
   (4)     Filed in Form 10-Q dated November 10, 1995 (Commission File No. 0-24806)
   (5)     Filed in Form 10-Q dated February 13, 1996 (Commission File No. 0-24806)
   (6)     Filed in Form 10-Q dated November 14, 1996 (Commission File No. 0-24806)
   (7)     Filed in Form 10-K dated March 31, 1997 (Commission File No. 0-24806)
   (8)     Filed in Registration Statement Form S-1 dated August 19, 1997.
   (9)     Filed in Form 8-K dated January 29, 1998 (Commission File No. 0-24806)
  (10)     Filed in Form 10-Q dated March 31, 1998 (Commission File No. 0-24806)
  (11)     Filed in Form S-4 dated July 30, 1998 (Commission File No. 333-59377)
  (12)     Filed in Form 10-Q dated March 31, 2000 (Commission File No. 0-24806)
  (13)     Filed in Form 10-Q dated June 30, 2000 (Commission File No. 0-24806)


                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the second day of April 2001.

                                              U.S. XPRESS ENTERPRISES, INC.

Date:  April 2, 2001                          By:   /s/ Ray M. Harlin
     -------------------                          -----------------------
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

     Signature                      Title                                Date
     ---------                      -----                                ----
/s/ Patrick E. Quinn             Co-Chairman of the Board of Directors,  April 2, 2001
- ----------------------------      President and Treasurer
  Patrick E. Quinn


/s/ Max L. Fuller                Co-Chairman of the Board of Directors,  April 2, 2001
- ----------------------------       Vice President and Secretary
  Max L. Fuller


/s/ Ray M. Harlin                Director, Executive Vice President      April 2, 2001
- ----------------------------       of Finance and Chief Financial
  Ray M. Harlin                    Officer (principal financial and
                                   accounting officer)

/s/ Cort J. Dondero              Director and Chief Operating Officer    April 2, 2001
- ---------------------------
  Cort J. Dondero


/s/ Robert J. Sudderth, Jr.      Director                                April 2, 2001
- ---------------------------
  Robert J. Sudderth, Jr.


/s/ A. Alexander Taylor, II      Director                                April 2, 2001
- ---------------------------
  A. Alexander Taylor, II

                                       43