Form 10-Q
period 2001-03-31
US XPRESS ENTERPRISES INC
filed 2001-05-15
CIK 923571

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                  Commission file number
March 31, 2001                                                0-24806

                         U.S. XPRESS ENTERPRISES, INC.


NEVADA                                                     62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)


4080 Jenkins Road                                            (423) 510-3000
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

                             Yes   X    No ______
                                -------

          As of March 31, 2001, 10,691,120 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX


                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements.............................   3
------

          Consolidated Statements of Operations for the Three
          Months Ended March 31, 2001 and 2000..........................   4

          Consolidated Balance Sheets as of March 31,
          2001 and December 31, 2000....................................   5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 2001 and 2000....................   7

          Notes to Consolidated Financial Statements....................   8

Item 2.   Management's Discussion and Analysis of
------
          Financial Condition and Results of Operations.................  11

Item 3.   Quantitative and Qualitative Disclosure About Market Risk.....  15
------

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K..............................  16
------

          SIGNATURES....................................................  17

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

     Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

     These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 2000 Annual Report to Stockholders in the Company's Form 10-K filed with the Securities and Exchange Commission on April 2, 2001).

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                           ----------------------------------
                                                                                2001                2000
                                                                           --------------      --------------
Operating Revenue                                                          $      186,478      $      191,841
                                                                           --------------      --------------

Operating Expenses:
  Salaries, wages and benefits                                                     71,292              72,084
  Fuel and fuel taxes                                                              32,107              33,867
  Vehicle rents                                                                    14,601              14,860
  Depreciation and amortization, net of gain on sale                                9,316               7,867
  Purchased transportation                                                         23,146              25,257
  Operating expense and supplies                                                   12,524              11,546
  Insurance premiums and claims                                                     7,355               7,124
  Operating taxes and licenses                                                      3,140               3,386
  Communications and utilities                                                      2,909               3,032
  General and other operating                                                       7,954               7,976
                                                                           --------------      --------------
   Total operating expenses                                                       184,344             186,999
                                                                           ==============      ==============

Income from Operations                                                              2,134               4,842


Interest Expense, net                                                               4,165               3,395
                                                                           ==============      ==============

Income (Loss) Before Income Taxes                                                  (2,031)              1,447

Income Tax Provision (Benefit)                                                       (811)                579
                                                                           --------------      --------------

Net Income (Loss)                                                          $       (1,220)     $          868
                                                                           ==============      ==============

Earnings (Loss) Per Share - basic                                          $        (0.09)     $         0.06
                                                                           ==============      ==============

Weighted average shares - basic                                                    13,728              14,523
                                                                           ==============      ==============

Earnings (Loss) Per Share - diluted                                        $        (0.09)     $         0.06
                                                                           ==============      ==============

Weighted average shares - diluted                                                  13,728              14,582
                                                                           ==============      ==============

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

Assets                                                                 March 31, 2001      December 31, 2000
-------------------------------------------------------------------   ----------------    -------------------
                                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                                           $            227    $                34
  Customer receivables, net of allowance                                        91,336                 89,184
  Other receivables                                                             10,889                 14,294
  Prepaid insurance and licenses                                                11,156                  2,664
  Operating and installation supplies                                            3,303                  4,312
  Deferred income taxes                                                          2,929                  2,249
  Other current assets                                                           7,132                  4,051
                                                                      ----------------    -------------------
      Total current assets                                                     126,972                116,788
                                                                      ----------------    -------------------

Property and Equipment, at cost:
  Land and buildings                                                            26,799                 24,952
  Revenue and service equipment                                                257,832                249,773
  Furniture and equipment                                                       21,413                 21,299
  Leasehold improvements                                                        20,280                 19,456
                                                                      ----------------    -------------------
                                                                               326,324                315,480
  Less accumulated depreciation and amortization                               (99,750)               (96,578)
                                                                      ----------------    -------------------
      Net property and equipment                                               226,574                218,902
                                                                      ----------------    -------------------

Other Assets:
  Goodwill, net                                                                 67,022                 67,498
  Investment in Transplace.com                                                   5,815                  5,815
  Other                                                                         11,508                 11,239
                                                                      ----------------    -------------------
      Total other assets                                                        84,345                 84,552
                                                                      ----------------    -------------------

Total Assets                                                          $        437,891    $           420,242
                                                                      ================    ===================

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Data)

Liabilities and Stockholders' Equity                                             March 31, 2001             December 31, 2000
----------------------------------------------------------------------       ------------------------    ------------------------
                                                                                   (Unaudited)
Current Liabilities:
  Accounts payable                                                           $                 13,938    $                 19,060
  Book overdraft                                                                                5,273                       2,940
  Accrued wages and benefits                                                                   10,103                       8,523
  Claims and insurance accruals                                                                11,480                       8,704
  Other accrued liabilities                                                                     5,336                       3,190
  Current maturities of long-term debt                                                        184,510                       1,501
                                                                             ------------------------    ------------------------
      Total current liabilities                                                               230,640                      43,918
                                                                             ------------------------    ------------------------

Long-Term Debt, net of current maturities                                                      11,629                     179,908
                                                                             ------------------------    ------------------------

Deferred Income Taxes                                                                          36,902                      36,902
                                                                             ------------------------    ------------------------

Other Long-Term Liabilities                                                                     3,321                       2,579
                                                                             ------------------------    ------------------------
Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                            --                          --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,235,509 and 13,210,467
    shares issued at March 31, 2001 and
    December 31, 2000, respectively                                                               132                         132
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at March 31, 2001 and December 31, 2000                                            30                          30
  Additional paid-in capital                                                                  105,231                     105,124
  Retained earnings                                                                            75,577                      76,797
  Other comprehensive income                                                                     (447)
  Treasury Stock Class A, at cost (2,544,389 shares at
    March 31, 2001 and December 31, 2000)                                                     (24,483)                    (24,483)
  Notes receivable from stockholders                                                             (233)                       (233)
  Unamortized compensation on restricted stock                                                   (408)                       (432)
                                                                             ------------------------    ------------------------
      Total stockholders' equity                                                              155,399                     156,935
                                                                             ------------------------    ------------------------
Total Liabilities and Stockholders' Equity                                   $                437,891    $                420,242
                                                                             ========================    ========================

         (See Accompanying Notes to Consolidated Financial Statements)

                         U.S. XPRESS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                             ------------------------------------------------
                                                                                     2001                       2000
                                                                             ---------------------       --------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                          $       (1,220)             $         868
  Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
    Deferred income tax provision (benefit)                                            (406)                       290
    Depreciation and amortization                                                     9,400                      8,064
    Gain on sale of equipment                                                           (84)                      (197)
    Change in operating assets and liabilities, net of acquistions
        Receivables                                                                   1,253                      5,044
        Prepaid insurance and licenses                                               (8,492)                    (7,795)
        Operating and installation supplies                                           1,047                         96
        Other assets                                                                 (4,176)                    (5,086)
        Accounts payable and other accrued liabilities                                  314                     (6,483)
        Accrued wages and benefits                                                    1,580                      2,350
        Other                                                                            27                         12
                                                                             ---------------------       --------------------
        Net cash used in operating activities                                          (757)                    (2,837)
                                                                             ---------------------       --------------------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                                 (25,361)                   (21,208)
    Proceeds from sales of property and equipment                                     9,143                      3,867
                                                                             ---------------------       --------------------
        Net cash used in investing activities                                       (16,218)                   (17,341)
                                                                             ---------------------       --------------------

Cash Flows from Financing Activities:
    Net borrowings under lines of credit                                             15,801                     14,972
    Payments of long-term debt                                                       (1,070)                      (873)
    Book overdraft                                                                    2,333                      6,274
    Proceed from issuance of common stock                                               104                        194
    Purchase of Class A Common Stock                                                      -                       (541)
                                                                             ---------------------       --------------------
        Net cash provided by financing activities                                    17,168                     20,026
                                                                             ---------------------       --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    193                       (152)
Cash and Cash Equivalents, beginning of period                                           34                        259
                                                                             ---------------------       --------------------
Cash and Cash Equivalents, end of period                                                227                        107
                                                                             ---------------------       --------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of capitalized interest      $        4,140              $       3,588
  Cash (refunded) paid during the period for income taxes                    $       (2,776)             $         104

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

Earnings Per Share
     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 59,000 equivalent shares in the three month period ended March 31, 2000. Due to the loss in 2001, the outstanding options are anti-dilutive and are not considered in EPS.

Reclassifications
     Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

Book Overdraft
     Book overdraft represents outstanding checks in excess of current cash levels. The Company will fund the book overdraft from its line of credit and operating cash flows.

3.   Commitments and Contingencies
     In February 2001, Forward Air filed suit against the Company in the United States District Court, Eastern District of Tennessee at Greeneville, asserting claims for trademark and service mark infringement, unfair competition, consumer protection violations, inducement to breach contract, and unjust enrichment.
The claims arose out of the Company's use of the name "Dedicated Xpress Services, Inc.." In its lawsuit, Forward Air asserts that after it purchased the assets of Dedicated Transportation Services, Inc., the Company engaged in activity designed to interfere with Forward Air's use of those assets, to destroy the value of those assets, to interfere with Forward Air's contract rights, to defame Forward Air, and to unfairly compete with Forward Air.
Forward Air's claim is for unspecified damages and injunctive relief, preventing the Company from using the name `Dedicated Xpress Services, Inc."

     The Company believes that the claims asserted by Forward Air are without merit, and intends to vigorously defend its lawsuit.

     The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of such other matters, in the opinion of management, based in part upon an assessment of the likelihood of an adverse disposition of such matters, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company has letters of credit of $8,176,000 outstanding at March 31, 2001. The letters of credit are maintained primarily to support the Company's insurance program.

4.   Derivative Financial Instruments
     The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements and the related debt are different with regard to maturity date; therefore, the Company expects some hedge ineffectiveness in the hedge relationship. Changes in fair value of the interest rate agreements will be recognized in other comprehensive income, until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through September 8, 2003.

     At January 1, 2001, the swap agreements were in a favorable position by $159,088. In accordance with the transition provision of SFAS No. 133, the cumulative effect of an accounting change adjustment on January 1, 2001, was $98,635 in accumulated other comprehensive income, net of income tax. At March 31, 2001, the fair market value of the swap agreements decreased due primarily to a reduction in interest rates. The derivative financial instruments were adjusted to a liability of $721,242. Accumulated other comprehensive income was adjusted to an accumulated loss of $447,274 net of income tax. At March 31, 2001, the interest rate swaps were deemed to be an effective cash flow hedge swap and there was no income statement impact related to hedge ineffectiveness.

5. Change in Accounting Principle
   Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133, as amended in June 2000 by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for design and effectiveness of hedging relationships. The cumulative effect of adopting SFAS No. 133 resulted in an increase of $98,635 to other comprehensive income.

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

                                     U.S. Xpress  CSI/Crown   Consolidated
                                     -----------  ----------  ------------
Three Months Ended March 31, 2001
---------------------------------
 Revenues - external customers          $172,084     $14,394      $186,478
 Intersegment revenues                     2,830           -         2,830
 Operating income                          2,363        (229)        2,134
 Total assets                            414,974      22,917       437,891

Three Months Ended March 31, 2000
---------------------------------
 Revenues - external customers          $178,485     $13,356      $191,841
 Intersegment revenues                     1,288           -         1,288
 Operating income                          4,422         420         4,842
 Total assets                            406,495      19,109       425,604


The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $4,165 and $3,395 for the three months ended March 31, 2001 and 2000, respectively.

7. Comprehensive Income

   Comprehensive income (loss) consisted of the following components for the 3 months ended March 31, 2001 and 2000:

                                                           March 31,
                                                     --------------------
                                                       2001          2000
                                                     --------        ----
   Net income (loss)                                 $(1,220)        $868
   Net loss on current period cash flow hedges          (447)           0
                                                     -------         ----
                                                     $(1,667)        $868
                                                     =======         ====

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

Results of Operations
     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                           -----------------------------------
                                                                                2001                2000
                                                                           --------------      --------------
Operating Revenue                                                                   100.0%              100.0%
                                                                           --------------      --------------

Operating Expenses:
  Salaries, wages and benefits                                                       38.2                37.6
  Fuel and fuel taxes                                                                17.2                17.7
  Vehicle rents                                                                       7.8                 7.7
  Depreciation and amortization, net of gain on sale                                  5.0                 4.1
  Purchased transportation                                                           12.4                13.2
  Operating expense and supplies                                                      6.7                 6.0
  Insurance premiums and claims                                                       3.9                 3.7
  Operating taxes and licenses                                                        1.7                 1.8
  Communications and utilities                                                        1.6                 1.6
  General and other operating                                                         4.4                 4.1
                                                                           --------------      --------------
   Total operating expenses                                                          98.9                97.5
                                                                           --------------      --------------

Income from Operations                                                                1.1                 2.5


Interest Expense, net                                                                 2.2                 1.7
                                                                           --------------      --------------

Income Before Income Taxes                                                           -1.1                 0.8

Income Tax Provision                                                                 -0.4                 0.3
                                                                           --------------      --------------

Net Income                                                                           -0.7%                0.5%
                                                                           ==============      ==============

Comparison of the Three Months Ended March 31, 2001 to the
Three Months Ended March 31, 2000

     Operating revenue during the three-month period ended March 31, 2001 decreased $5.3 million, or 2.8%, to $186.5 million, compared to $191.8 million during the same period in 2000. U.S. Xpress revenue decreased $6.4 million, or 3.6%, due primarily to a 5.1% decrease in revenue miles offset by a 1.6% increase in average revenue per mile to $1.216 from $1.197 in 2000, and a $2.5 million increase in fuel surcharge revenue. The contribution of U.S. Xpress' logistics business in exchange for a 13% interest in Transplace.com decreased revenue by $1.9 million. CSI/Crown revenues increased $1.0 million, or 7.8% due primarily to the revenues of the new deferred air services, which began operations in February 2001.

     Operating expenses represented 98.9% of operating revenue for the three months ended March 31, 2001 compared to 97.5% during the same period in 2000.

     Salaries, wages and benefits as a percentage of revenue were 38.2% during the three months ended March 31, 2001, compared to 37.6% during the same period in 2000. This increase was primarily attributable to increases in workers' compensation premiums and claims and group health claims. CSI/Crown wages increased $578,000 due to the start up of the new deferred air services in February 2001.

     Fuel and fuel taxes as a percentage of operating revenue were 17.2% during the three months ended March 31, 2001, compared to 17.7% during the same period in 2000. This decrease was primarily due to a slight improvement in revenue per mile, while fuel cost per mile remained constant. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 7.8% during the three months ended March 31, 2001 compared to 7.7% during the same period in 2000. Depreciation and amortization as a percentage of operating revenue was 5.0% during the three months ended March 31, 2001, compared to 4.1% during the same period in 2000. The increase is primarily due to the Company replacing older equipment with lower depreciable values with new equipment with higher depreciable values, a higher number of owned tractors, and increased depreciation and amortization related to other operating assets. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the three months ended March 31, 2001 were $84,000 compared to a gain of $197,000 for the same period in 2000. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.8% during the three months ended March 31, 2001, compared to 11.8% during the same period in 2000.

     Purchased transportation as a percentage of operating revenue was 12.4% during the three months ended March 31, 2001, compared to 13.2% during the same period in 2000. The decrease reflects the contribution of the Company's logistics business into Transplace in July 2000. Most of the costs associated with logistics revenue were reflected in purchased transportation.

     Operating expenses and supplies as a percentage of operating revenue were 6.7% during the three months ended March 31, 2001, compared to 6.0% during the same period in 2000. This increase is primarily due to increases in maintenance expenses.

     Insurance premiums and claims as a percentage of operating revenue were 3.9% during the three months ended March 31, 2001, compared to 3.7% during the same period in 2001. The increase is due primarily to the increases in premiums and claims related to insurance.

     Interest expense as a percentage of revenue was 2.2% during the three months ended March 31, 2001, compared to 1.7% during the same period in 2000. This increase was primarily due to increased rates on the Company's line of credit and increased borrowings for the Company's Colton, California facility.

     Income from operations for the three months ended March 31, 2001 decreased $2.7 million, or 55.9%, to $2.1 million from $4.8 million during the same period in 2000. As a percentage of operating revenue, income from operations was 1.1% for the three months ended March 31, 2001 and 2.5% for the same period in 2000.


Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the three month period ended March 31, 2001 were borrowings under lines of credit, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions. Currently, the Company has in place a $205.0 million credit facility with a group of banks with a weighted-average interest rate of 8.16%, of which $16.8 million was available for borrowing.


     Cash used in operations was $.8 million during the three months ended March 31, 2001, compared to $2.8 million during the same period last year. Net cash used in investment activities was $16.2 million in the three months ended March 31, 2001, compared to $17.3 million during the same period in 2000. Of the cash used in investment activities, $25.4 million was used to acquire additional property and equipment for the three months ended March 31, 2001, compared to $21.2 million during the same period of 2000. Net cash provided by financing activities was $17.2 million during the three months ended March 31, 2001, compared to $20.0 million during the same period of 2000.

     At March 31, 2001, the Company was not in compliance with certain financial covenants under its Amended and Restated Credit Agreement (the "Credit Agreement"). The Company's lenders waived compliance with such covenants as of March 31, 2001. Such waiver was conditioned upon the Company having met certain revised financial covenants for the fiscal quarter ending March 31, 2001, which were met, and upon the Company's meeting revised minimum consolidated net worth requirements to June 30, 2001. At present, the Company believes that it will meet these revised covenants, as required.

     In connection with the waiver, the Company agreed to a reduction in the aggregate amount of commitments under the Credit Agreement to $205 million, and to an increase in the applicable margin for base rate loans to 1.75% and Euro dollar loans to 3.5%, and to payment of certain fees. Additionally, the Company and its lenders expressed their intent to attempt in good faith to amend the Credit Agreement to provide for, among other matters, appropriate changes in certain financial covenants for the remaining term of the bank loan agreement. Accordingly, the Company and its lenders are currently negotiating an amendment of the Credit Agreement. If the Company negotiates an amended agreement, then such agreement, together with cash flows from operations, proceeds from the sale of used revenue equipment and long-term lease financing, will provide sufficient liquidity for the Company's planned operations through the remaining term of the agreement. However, there can be no assurance that such an amendment can be obtained, or can be obtained on terms that are acceptable to the Company. Currently the Company is also pursuing various new long-term financing arrangements to replace the existing revolving credit agreement, which together with cash flows from operations, proceeds from the sale of used revenue equipment and long-term lease financing would be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months. However, there can be no assurance that any such replacement financing agreement can be obtained on terms acceptable to the Company.

     In 2000, the Company entered into a long-term loan agreement for $10.0 million to finance the new Colton, California terminal facility. The term of the loan is 10 years, with an amortization of 20 years, and carries a variable interest rate that is based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

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

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk
     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At March 31, 2001, the Company had $194 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. For example, if interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their March 31, 2001 rates for the next twelve months, the increase in interest expense would be approximately $.8 million.

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

                 None


       (b)  Reports on Form 8-K

                 None

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          U.S. XPRESS ENTERPRISES, INC.
                                          --------------------------------
                                                 (Registrant)



Date:  May 15, 2001                      By:   /s/ Patrick E. Quinn
                                             -----------------------------
                                             Patrick E. Quinn
                                             President



Date:  May 15, 2001                      By:  /s/ Ray M. Harlin
                                             -----------------------------
                                              Ray M. Harlin
                                              Principal Financial Officer
17