Form 10-Q
period 2001-06-30
US XPRESS ENTERPRISES INC
filed 2001-08-13
CIK 923571

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission file number
June 30, 2001                                                     0-24806


                         U.S. XPRESS ENTERPRISES, INC.



            NEVADA                                       62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)



4080 Jenkins Road                                        (423) 510-3000
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

     As of June 30, 2001, 10,694,358 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant's Class B common stock, par value $.01 per share, were outstanding.

                         U.S. XPRESS ENTERPRISES, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
PART I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements...............................  3
-------

           Consolidated Statements of Operations for the Three and
           Six Months Ended June 30, 2001 and 2000.........................  4

           Consolidated Balance Sheets as of June 30,
           2001 and December 31, 2000......................................  5

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2001 and 2000.........................  7

           Notes to Consolidated Financial Statements......................  8

Item 2.    Management's Discussion and Analysis of
-------
           Financial Condition and Results of Operations................... 12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk....... 18
-------


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................ 19
-------

Item 4.   Submission of Matters to a Vote of Security Holders.............. 20
-------

Item 6.   Exhibits and Reports on Form 8-K................................. 20
-------

          SIGNATURES....................................................... 21

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

     Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                                   Three Months Ended            Six Months Ended
                                                                        June 30,                     June 30,
                                                               -------------------------    --------------------------
                                                                  2001           2000          2001            2000
                                                               ----------     ----------    ----------      ----------
Operating Revenue                                              $  202,541     $  202,427    $  389,019      $  394,267
                                                               ----------     ----------    ----------      ----------

Operating Expenses:
  Salaries, wages and benefits                                     76,956         73,616       148,248         145,700
  Fuel and fuel taxes                                              34,054         32,856        66,160          66,723
  Vehicle rents                                                    16,249         14,886        30,849          29,746
  Depreciation and amortization, net of gain on sale                8,672          8,237        17,988          16,104
  Purchased transportation                                         24,878         27,648        48,024          52,904
  Operating expense and supplies                                   13,677         12,859        26,202          24,405
  Insurance premiums and claims                                     8,037          8,062        15,392          15,187
  Operating taxes and licenses                                      3,464          3,517         6,604           6,903
  Communications and utilities                                      2,915          2,719         5,825           5,751
  General and other operating                                       8,855          8,905        16,809          16,881
                                                               ----------     ----------    ----------      ----------
   Total operating expenses                                       197,757        193,305       382,101         380,304
                                                               ----------     ----------    ----------      ----------

Income from Operations                                              4,784          9,122         6,918          13,963

Interest Expense, net                                               4,141          3,972         8,306           7,366
                                                               ----------     ----------    ----------      ----------

Income (Loss) Before Income Taxes                                     643          5,150        (1,388)          6,597

Income Tax Provision (Benefit)                                        256          2,066          (555)          2,644
                                                               ----------     ----------    ----------      ----------

Net Income (Loss)                                              $      387     $    3,084    $     (833)     $    3,953
                                                               ==========     ==========    ==========      ==========

Earnings (Loss) Per Share - basic                              $     0.03     $     0.22    $    (0.06)     $     0.28
                                                               ==========     ==========    ==========      ==========

Weighted average shares - basic                                    13,730         14,204        13,729          14,364
                                                               ==========     ==========    ==========      ==========

Earnings (Loss) Per Share - diluted                            $     0.03     $     0.22    $    (0.06)     $     0.27
                                                               ==========     ==========    ==========      ==========

Weighted average shares - diluted                                  13,784         14,282        13,729          14,434
                                                               ==========     ==========    ==========      ==========

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

Assets                                                          June 30, 2001       December 31, 2000
----------------------------------------------------------    -----------------     -----------------
                                                                 (Unaudited)

Current Assets:
  Cash and cash equivalents                                   $             35      $              34
  Customer receivables, net of allowance                                94,591                 89,184
  Other receivables                                                     12,772                 14,294
  Prepaid insurance and licenses                                         9,265                  2,664
  Operating and installation supplies                                    3,484                  4,312
  Deferred income taxes                                                  2,869                  2,249
  Other current assets                                                   7,315                  4,051
                                                              ----------------      -----------------
      Total current assets                                             130,331                116,788
                                                              ----------------      -----------------

Property and Equipment, at cost:
  Land and buildings                                                    26,764                 24,952
  Revenue and service equipment                                        244,014                249,773
  Furniture and equipment                                               21,869                 21,299
  Leasehold improvements                                                20,856                 19,456
                                                              ----------------      -----------------
                                                                       313,503                315,480
  Less accumulated depreciation and amortization                       (99,773)               (96,578)
                                                              ----------------      -----------------
      Net property and equipment                                       213,730                218,902
                                                              ----------------      -----------------

Other Assets:
  Goodwill, net                                                         66,578                 67,498
  Investment in Transplace, Inc.                                         5,815                  5,815
  Other                                                                 11,088                 11,239
                                                              ----------------      -----------------
      Total other assets                                                83,481                 84,552
                                                              ----------------      -----------------


Total Assets                                                  $        427,542      $         420,242
                                                              ================      =================

         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands Except Share Data)


Liabilities and Stockholders' Equity                                           June 30, 2001               December 31, 2000
---------------------------------------------------                      ----------------------      --------------------------
                                                                               (Unaudited)
Current Liabilities:
  Accounts payable                                                       $               13,669      $                   19,060
  Book overdraft                                                                          2,179                           2,940
  Accrued wages and benefits                                                             10,940                           8,523
  Claims and insurance accruals                                                          12,967                           8,704
  Other accrued liabilities                                                               6,318                           3,190
  Current maturities of long-term debt                                                  174,362                           1,501
                                                                         ----------------------      --------------------------
      Total current liabilities                                                         220,435                          43,918
                                                                         ----------------------      --------------------------

Long-Term Debt, net of current maturities                                                11,241                         179,908
                                                                         ----------------------      --------------------------

Deferred Income Taxes                                                                    36,902                          36,902
                                                                         ----------------------      --------------------------

Other Long-Term Liabilities                                                               3,052                           2,579
                                                                         ----------------------      --------------------------

Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                                      --                              --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,238,747 and 13,210,467
    shares issued at June 30, 2001 and
    December 31, 2000, respectively                                                         132                             132
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at June 30, 2001 and December 31, 2000                                       30                              30
  Additional paid-in capital                                                            105,254                         105,124
  Retained earnings                                                                      75,964                          76,797
  Other Comprehensive Income                                                               (368)
  Treasury Stock Class A, at cost (2,544,389 shares at
    June 30, 2001 and December 31, 2000)                                                (24,483)                        (24,483)
  Notes receivable from stockholders                                                       (233)                           (233)
  Unamortized compensation on restricted stock                                             (384)                           (432)
                                                                         ----------------------      --------------------------
      Total stockholders' equity                                                        155,912                         156,935
                                                                         ----------------------      --------------------------
Total Liabilities and Stockholders' Equity                               $              427,542      $                  420,242
                                                                         ======================      ==========================

         (See Accompanying Notes to Consolidated Financial Statements)

                         U.S. XPRESS ENTERPRISES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                          Six Months Ended June 30,
                                                                                 -------------------------------------------
                                                                                       2001                      2000
                                                                                 -----------------      --------------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                                              $            (833)     $              3,953
  Adjustments to reconcile net income to
        net cash provided by (used in) operating activities:
    Deferred income tax provision                                                             (278)                    1,323
    Depreciation and amortization                                                           18,040                    16,425
    Gain on sale of equipment                                                                  (51)                     (321)
    Ineffectiveness of derivatives                                                              95                         -
    Change in operating assets and liabilities, net of acquistions
        Receivables                                                                         (3,885)                   (3,541)
        Prepaid insurance and licenses                                                      (6,601)                   (4,998)
        Operating and installation supplies                                                  1,011                     1,271
        Other assets                                                                        (5,027)                   (7,320)
        Accounts payable and other accrued liabilities                                       2,605                       181
        Accrued wages and benefits                                                           2,417                     2,256
        Other                                                                                   74                        32
                                                                                 -----------------      --------------------
        Net cash provided by operating activities                                            7,567                     9,261
                                                                                 -----------------      --------------------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                                        (34,093)                  (31,963)
    Proceeds from sales of property and equipment                                           22,990                     5,663
    Investment in Transplace                                                                     -                      (750)
                                                                                 -----------------      --------------------
        Net cash used in investing activities                                              (11,103)                  (27,050)
                                                                                 -----------------      --------------------

Cash Flows from Financing Activities:
    Net borrowings under lines of credit                                                     5,801                    15,563
    Payments of long-term debt                                                              (1,607)                     (974)
    Book overdraft                                                                            (761)                    7,431
    Proceeds from exercise of stock options                                                      -                         8
    Proceeds from issuance of common stock                                                     104                       194
    Purchase of Class A Common Stock                                                             -                    (4,642)
                                                                                 -----------------      --------------------
        Net cash provided by financing activities                                            3,537                    17,580
                                                                                 -----------------      --------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                             1                      (209)
Cash and Cash Equivalents, beginning of period                                                  34                       259
                                                                                 -----------------      --------------------
Cash and Cash Equivalents, end of period                                                        35                        50
                                                                                 =================      ====================
  Cash paid during the period for interest, net of capitalized interest          $           8,170      $              7,365
  Cash refunded during the period for income taxes                               $           2,769      $                 24


         (See Accompanying Notes to Consolidated Financial Statements)

                U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Organization and Operations

     U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services to the floorcovering industry and deferred airfreight logistics services from airport to airport through its Dedicated Xpress operations.

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

Earnings Per Share

     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 54,000 and 78,000 equivalent shares in the three month period ended June 30, 2001 and 2000, respectively, and 70,000 in the six month period ended June 30, 2000. Due to the loss in the six month period ended June 30, 2001, the outstanding options are anti-dilutive and are not considered in EPS.

Reclassifications

     Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

Book Overdraft

     Book overdraft represents outstanding checks in excess of current cash levels. The Company will fund the book overdraft from its line of credit and operating cash flows.

3.   Commitments and Contingencies

     The Company is a defendant in a lawsuit filed by Forward Air, Inc. ("Forward Air"), a deferred air freight service provider, in the United States District Court in Greeneville, Tennessee, in which Forward Air has asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company's use of the name "Dedicated Xpress Services, Inc." In its lawsuit, Forward Air asserts that after Forward Air purchased the assets of Dedicated Transportation Services, Inc. ("DTSI"), an air freight provider, the Company entered the deferred air freight logistics service business and is unfairly competing with Forward Air. Forward Air seeks unspecified damages and injunctive relief preventing the Company from using the name "Dedicated Xpress Services, Inc."

     In a related case, SouthTrust Bank ("SouthTrust"), the secured lender to DTSI, which foreclosed upon and sold the assets of DTSI to Forward Air, has filed a lawsuit against the Company concerning certain events surrounding such foreclosure and sale. In November 2000, the Company signed an agreement with SouthTrust to purchase certain assets of DTSI at foreclosure by SouthTrust. After the agreement was signed, SouthTrust advised the company that it had received a higher offer for the assets from Forward Air and that it would cancel the agreement with the Company unless the Company matched the higher offer. SouthTrust then sold the assets of DTSI to Forward Air. In its lawsuit, SouthTrust claims the Company acted wrongfully and attempted to interfere with SouthTrust's sale of DTSI's assets to Forward Air. The lawsuit seeks damages in an unspecified amount from the Company, and seeks to have the Court declare that actions taken by SouthTrust in connection with the foreclosure and sale of DTSI's assets were lawful and did not violate any legal rights of the Company.

     The Company believes that the claims asserted by Forward Air and SouthTrust are without merit and intends to vigorously defend the lawsuits.

     The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of such other matters, in the opinion of management, based in part upon an assessment of the likelihood of an adverse disposition of such matters, will not have a material adverse effect on the Company's financial position or results of operations.

     The Company had letters of credit of $4,676,000 outstanding at June 30, 2001. The letters of credit are maintained primarily to support the Company's insurance program.

4.   Derivative Financial Instruments

     The Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments.
The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements and the related debt are different with regard to maturity date; therefore, the Company expects some hedge ineffectiveness in the hedge relationship. Changes in fair value of the interest rate agreements will be recognized in other comprehensive income, until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through September 8, 2003.

     The adoption of SFAS No. 133 resulted in recording a cumulative effect of a change in accounting principle of $98,635 in other comprehensive income, net of tax. At June 30, 2001, the fair market value of the swap agreements decreased due primarily to a reduction in interest rates, and accumulated other comprehensive income was adjusted to an accumulated loss of $368,329, net of tax. At June 30, 2001, the interest rate swaps were deemed to be partially ineffective cash flow hedges, and, accordingly, the Company recorded $95,401 of interest expense in the income statement related to the hedge ineffectiveness.

5.  Operating Segments

     The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation services to the floorcovering industry and deferred air freight logistics services from airport to airport through its Dedicated Xpress operations. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                    U.S. Xpress  CSI/Crown  Consolidated
                                    -----------  ---------  ------------
Three Months Ended June 30, 2001
--------------------------------
 Revenues - external customers         $183,061    $19,480      $202,541
 Intersegment revenues                    5,560          -         5,560
 Operating income                         4,678        106         4,784
 Total assets                           402,226     25,316       427,542

Three Months Ended June 30, 2000
--------------------------------
 Revenues - external customers         $186,891    $15,536      $202,427
 Intersegment revenues                    1,175          -         1,175
 Operating income                         8,081      1,041         9,122
  Total assets                          413,368     20,164       433,532

Six Months Ended June 30, 2001
------------------------------
 Revenues - external customers         $355,145    $33,874      $389,019
 Intersegment revenues                    8,390          -         8,390
 Operating income (loss)                  7,041       (123)        6,918
 Total assets                           402,226     25,316       427,542

Six Months Ended June 30, 2000
------------------------------
 Revenues - external customers         $365,375    $28,892      $394,267
 Intersegment revenues                    2,463          -         2,463
 Operating income                        12,502      1,461        13,963
  Total assets                          413,368     20,164       433,532

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $4,141 and $3,972 for the three months ended June 30, 2001 and 2000, respectively, and $8,306 and $7,366 for the six months ended June 30, 2001 and 2000, respectively.

6.   Comprehensive Income

     Comprehensive income (loss) consisted of the following components for the six months ended June 30, 2001 and 2000, respectively:

                                              For the Six Months Ended
                                                      June 30,
                                              ------------------------
                                                2001            2000
                                              -------         -------
                                                   (in thousands)
Net income (loss)                             $  (833)        $ 3,953
Net loss on current period cash flow hedges      (368)              0
                                              -------         -------

     Total                                    $(1,201)        $ 3,953
                                              =======         =======

7.   Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company does not have the option of early adoption, thus there will be no financial statement impact in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. However, the Company has not yet determined the impact of the new goodwill impairment standards.

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

General

     U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services to the floorcovering industry and deferred airfreight logistics services from airport to airport through its Dedicated Xpress operations.

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                          Three Months Ended                  Six Months Ended
                                                                               June 30,                          June 30,
                                                                          2001            2000              2001            2000
                                                                        -------         -------           -------         -------
Operating Revenue                                                         100.0%          100.0%            100.0%          100.0%
                                                                        -------         -------           -------         -------
Operating Expenses:
  Salaries, wages and benefits                                             38.0            36.4              38.1            36.9
  Fuel and fuel taxes                                                      16.8            16.2              17.0            16.9
  Vehicle rents                                                             8.0             7.4               7.9             7.5
  Depreciation and amortization, net of gain on sale                        4.3             4.1               4.6             4.1
  Purchased transportation                                                 12.3            13.7              12.3            13.4
  Operating expense and supplies                                            6.8             6.4               6.7             6.2
  Insurance premiums and claims                                             4.0             4.0               4.0             3.9
  Operating taxes and licenses                                              1.7             1.7               1.7             1.8
  Communications and utilities                                              1.4             1.3               1.5             1.5
  General and other operating                                               4.4             4.3               4.4             4.3
                                                                        -------         -------           -------         -------
   Total operating expenses                                                97.7            95.5              98.2            96.5
                                                                        -------         -------           -------         -------

Income from Operations                                                      2.3             4.5               1.8             3.5


Interest Expense, net                                                       2.0             2.0               2.1             1.8
                                                                        -------         -------           -------         -------

Income Before Income Taxes                                                  0.3             2.5              -0.3             1.7

Income Tax Provision                                                        0.1             1.0              -0.1             0.7
                                                                        -------         -------           -------         -------

Net Income                                                                  0.2%            1.5%             -0.2%            1.0%
                                                                        =======         =======           =======         =======

Comparison of the Three Months Ended June 30, 2001 to the
Three Months Ended June 30, 2000

     Operating revenue during the three-month period ended June 30, 2001 was essentially unchanged from the same period in 2000. U.S. Xpress revenue increased $.6 million, or .3%, due primarily to a 1.1% increase in revenue miles offset by a 1.0% decrease in average revenue per mile to $1.213 from $1.225 in 2000, and a $1.6 million increase in fuel surcharge revenue. Included in 2000 revenue was $1.7 million related to U.S. Xpress logistics business, which was contributed to Transplace, Inc. in July 2000. CSI/Crown revenue increased $3.9 million, or 25.4%. This increase reflects a $5.7 million increase due to the revenues of the new deferred air business, which began operations in February 2001, offset by decreases in the floorcovering logistics business. Intersegment revenue during the three-month period ended June 30, 2001 increased $4.4 million compared to the same period in 2000, due to truckload services provided by U.S. Xpress for the deferred air business of CSI/Crown.

     Operating expenses represented 97.7% of operating revenue for the three months ended June 30, 2001, compared to 95.5% during the same period in 2000.

     Salaries, wages and benefits as a percentage of revenue were 38.0% during the three months ended June 30, 2001, compared to 36.4% during the same period in 2000. U.S. Xpress wages increased $2.3 million due primarily to Company driver miles increasing 2.5% to 140.7 million miles in the three months ended June 30, 2001, compared to 137.3 million miles during the same period in 2000. CSI/Crown wages increased $1.2 million due primarily to the expansion of the new deferred air services, which were introduced in February 2001.

     Fuel and fuel taxes as a percentage of operating revenue were 16.8% during the three months ended June 30, 2001, compared to 16.2% during the same period in 2000. This increase was primarily due to a slight decrease in revenue per mile, and a slight increase in fuel prices. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 8.0% during the three months ended June 30, 2001, compared to 7.4% during the same period in 2000. This increase is due to a 7.0% increase in the average number of tractors leased and a 21.6% increase in the average number of trailers leased during the three months ended June 30, 2001, compared to the same period in 2000. Depreciation and amortization as a percentage of operating revenue was 4.3% during the three months ended June 30, 2001, compared to 4.1% during the same period in 2000. The increase is primarily due to increased depreciation and amortization related to other operating assets and deferred loan costs. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the three months ended June 30, 2001 were $33,000, compared to a gain of $124,000 for the same period in 2000. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.3% during the three months ended June 30, 2001, compared to 11.5% during the same period in 2000.

     Purchased transportation as a percentage of operating revenue was 12.3% during the three months ended June 30, 2001, compared to 13.7% during the same period in 2000. The decrease reflects the contribution of the Company's logistics business to Transplace, Inc. in July 2000, combined with the 5.5% decrease in owner operator miles to 24.3 million miles in the three months ended June 30, 2001, compared to 25.7 million miles during the same period in 2000. Most of the costs associated with logistics revenue were reflected in purchased transportation.

     Operating expenses and supplies as a percentage of operating revenue were 6.8% during the three months ended June 30, 2001, compared to 6.4% during the same period in 2000. This increase is primarily due to increases in maintenance expenses.

     Income from operations for the three months ended June 30, 2001 decreased $4.3 million, or 47.6%, to $4.8 million from $9.1 million during the same period in 2000. As a percentage of operating revenue, income from operations was 2.3% for the three months ended June 30, 2001 and 4.5% for the same period in 2000.

Comparison of the Six Months Ended June 30, 2001 to the
Six Months Ended June 30, 2000

     Operating revenue during the six-month period ended June 30, 2001 decreased $5.2 million, or 1.3%, to $389.0 million, compared to $394.3 million during the same period in 2000. U.S. Xpress revenue decreased $4.3 million, or 1.2%, due primarily to a 2.0% decrease in revenue miles offset by a .2% increase in average revenue per mile to $1.213 from $1.211 in 2000, and a $4.0 million increase in fuel surcharge revenue. Included in 2000 revenue was $3.6 million related to U.S. Xpress logistics business, which was contributed to Transplace, Inc. in July 2000. CSI/Crown revenue increased $5.0 million or 17.2%. This increase reflects a $7.9 million increase due to the revenues of the new deferred air services, which began operations in February 2001, offset by decreases in the floorcovering logistics business. Intersegment revenue during the six-month period ended June 30, 2001 increased $5.9 million compared to the same period in 2000, due to truckload services provided by U.S. Xpress for the deferred air business of CSI/Crown.

     Operating expenses represented 98.2% of operating revenue for the six months ended June 30, 2001, compared to 96.5% during the same period in 2000.

     Salaries, wages and benefits as a percentage of revenue were 38.1% during the six months ended June 30, 2001, compared to 36.9% during the same period in 2000. This increase was primarily attributable to increases in workers' compensation premiums and claims and group health claims. CSI/Crown wages increased $1.8 million due to the expansion of the new deferred air services business, which was introduced in February 2001.

     Vehicle rents as a percentage of operating revenue were 7.9% during the six months ended June 30, 2001, compared to 7.5% during the same period in 2000. This increase is due to a 1.7% increase in the average number of tractors leased and a 20.3% increase in the average number of trailers leased during the six months ended June 30, 2001, compared to the same period in 2000. Depreciation and amortization as a percentage of operating revenue was 4.6% during the six months ended June 30, 2001, compared to 4.1% during the same period in 2000.
The increase is primarily due to increased depreciation and amortization related to other operating assets and deferred loan costs. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for the six months ended June 30, 2001 were $51,000, compared to a gain of $321,000 for the same period in 2000. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.5% during the six months ended June 30, 2001, compared to 11.6% during the same period in 2000.

     Purchased transportation as a percentage of operating revenue was 12.3% during the six months ended June 30, 2001, compared to 13.4% during the same period in 2000. The decrease reflects the contribution of the Company's logistics business to Transplace, Inc. in July 2000, combined with a 3.9% decrease in owner operator miles to 46.4 million miles in the six months ended June 30, 2001, compared to 48.3 million miles during the same period in 2000. Most of the costs associated with logistics revenue were reflected in purchased transportation.

     Operating expenses and supplies as a percentage of operating revenue were 6.7% during the six months ended June 30, 2001, compared to 6.2% during the same period in 2000. This increase is primarily due to increases in maintenance expenses.

     Interest expense as a percentage of revenue was 2.1% during the six months ended June 30, 2001, compared to 1.8% during the same period in 2000. This increase was primarily due to increased rates on the Company's line of credit and increased borrowings for the Company's Colton, California facility.

     Income from operations for the six months ended June 30, 2001 decreased $7.0 million, or 50.5%, to $6.9 million from $14.0 million during the same period in 2000. As a percentage of operating revenue, income from operations was 1.8% for the six months ended June 30, 2001 and 3.5% for the same period in 2000

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the six month period ended June 30, 2001 were borrowings under lines of credit, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions. Currently, the Company has in place a $195.0 million credit facility with a group of banks with a weighted-average interest rate of 7.77%, of which $16.3 million was available for borrowing.

     Cash provided by operations was $7.6 million during the six months ended June 30, 2001, compared to $9.3 million during the same period last year. Net cash used in investment activities was $11.1 million in the six months ended June 30, 2001, compared to $27.1 million during the same period in 2000. Of the cash used in investment activities, $34.1 million was used to acquire additional property and equipment for the six months ended June 30, 2001, compared to $32.0 million during the same period of 2000. Net cash provided by financing activities was $3.5 million during the six months ended June 30, 2001, compared to $17.6 million during the same period of 2000.

     In July 2001, the Company entered into an amendment of its Revolving Credit Agreement ("Credit Agreement"). Under the terms of the amendment, the aggregate commitments under the Credit Agreement were reduced to $195.0 million, with a further reduction to $190.0 million on September 30, 2001. Additionally, financial covenants for the remaining term of the agreement were amended and the Company agreed to the payment of certain future fees under certain conditions. The Company is in compliance with the terms of the amended Credit Agreement.
The Company believes that borrowings under the amended Credit Agreement, together with cash flows from operations, proceeds from the sale of used revenue equipment and long term lease financing will provide sufficient liquidity for the Company's planned operations through the remaining term of the agreement which expires in January 2002. Currently, the Company is also pursuing various new long-term financing arrangements to replace the existing Credit Agreement. Management believes that funds provided by operations, proceeds from the sale of used revenue equipment and long-term lease financing, together with a new long-term financing arrangement, will be sufficient to fund its cash needs and anticipated capital expenditures through at least the next twelve months. However, there can be no assurance that any such replacement financing agreement can be obtained on terms acceptable to the Company.

     In 2000, the Company entered into a $10.0 million long-term loan agreement to finance the new Colton, California terminal facility. The term of the loan is 10 years, with an amortization of 20 years, and carries a variable interest rate that is based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company does not have the option of early adoption, thus there will be no financial statement impact in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. However, the Company has not yet determined the impact of the new goodwill impairment standards.

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

     This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects," "estimated," "projects," "believes," "anticipates," intends," and similar terms and phrases, and may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors discussed under the heading "Special Considerations" in the Company's Annual Report on Form 10-K, as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At June 30, 2001, the Company had $183.8 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. For example, if interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their June 30, 2001 rates for the next twelve months, the increase in interest expense would be approximately $.6 million.

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

                         U.S. XPRESS ENTERPRISES, INC.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     The Company has filed an answer and counterclaim in the lawsuit by SouthTrust Bank pending in the U.S. District Court for the Northern District of Alabama, which was reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. As previously reported, the pending suit is a claim for unspecified damages by SouthTrust arising out of events which occurred when SouthTrust terminated its agreement to sell certain assets of Dedicated Transportation Services, Inc. to the Company. In June 2001, the Company filed a third-party complaint against Forward Air. Inc. (a plantiff in a related case, discussed below), alleging that Forward Air is responsible for any damages asserted by SouthTrust in the pending lawsuit.

     In the Company's report on Form 10-Q for the quarter ending March 31, 2001, the Company initially reported a lawsuit filed by Forward Air, Inc., which is pending in the U.S. District court for the Eastern District of Tennessee at Greeneville. The Company has filed an answer and counterclaim in this action.

Item 4 - Submission of Matters to a Vote of Security Holders

     (a)  The annual meeting of shareholders was held on May 14, 2001.

     (b) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

                             FOR         WITHHELD      ABSTAIN       TOTAL

Cort J. Dondero           10,481,593     452,403          0        10,933,996
Max L. Fuller             10,480,593     453,403          0        10,933,996
James E. Hall             10,749,193     184,803          0        10,933,996
Ray M. Harlin             10,481,593     452,403          0        10,933,996
Patrick E. Quinn          10,480,593     453,403          0        10,933,996
Robert J. Sudderth, Jr.   10,748,993     185,003          0        10,933,996
A. Alexander Taylor, II   10,748,981     185,015          0        10,933,996

At the annual meeting, Shareholders also ratified the appointment of Arthur Andersen LLP as independent accountants for the forthcoming fiscal year. The results of the vote are summarized as follows:

                             FOR         AGAINST       ABSTAIN        TOTAL

                          10,929,284      3,098         1,615      10,933,996

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (i)  Exhibits Incorporated by Reference

               None

          (ii) Exhibits Filed with this Report

10.46 Waiver under and First Amendment to Credit Agreement dated April 27, 2001, but effective as of March 31, 2001, among U.S. Xpress Enterprises, Inc., the Banks listed in the waiver and amendment, and Wachovia Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, and SunTrust Bank, as Co-Agent.

10.47 Second Amendment to and Waiver under Amended and Restated Credit Agreement dated July 11, 2001, by and among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, N.A., Bank of America, N.A., Fleet National Bank, Suntrust Bank, AmSouth Bank, The Chase Manhatten Bank, LaSalle Bank National Association, and First Tennessee Bank, N.A.

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

                                           U.S. XPRESS ENTERPRISES, INC.
                                           -----------------------------
                                                   (Registrant)



Date: August 10, 2001                    By:  /s/ Patrick E. Quinn
                                             ------------------------------
                                             Patrick E. Quinn
                                             President



Date: August 10, 2001                    By:  /s/ Ray M. Harlin
                                             ----------------------------
                                             Ray M. Harlin
                                             Principal Financial Officer

21