Form 10-Q
period 2001-09-30
US XPRESS ENTERPRISES INC
filed 2001-11-14
CIK 923571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission file number
September 30, 2001                                                       0-24806

                          U.S. XPRESS ENTERPRISES, INC.

           NEVADA                                       62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
  Incorporation or organization)

4080 Jenkins Road                                     (423) 510-3000
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

         As of September 30, 2001, 10,745,493 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant's Class B common stock, par value $.01 per share, were outstanding.

                          U.S. XPRESS ENTERPRISES, INC.

                                      INDEX

                                                                                            Page No.
                                                                                            --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements..................................................... 3
------

         Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 2001 and 2000......................................... 4

         Consolidated Balance Sheets as of September 30,
         2001 and December 31, 2000............................................................ 5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2001 and 2000......................................... 7

         Notes to Consolidated Financial Statements............................................ 8

Item 2.  Management's Discussion and Analysis of
------   Financial Condition and Results of Operations.........................................12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.............................18
------

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...................................19
------

Item 6.  Exhibits and Reports on Form 8-K......................................................19
------

         SIGNATURES............................................................................20

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

         Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)


                                                                         Three Months Ended              Nine Months Ended
                                                                            September 30,                  September 30,
                                                                    -----------------------------   -----------------------------
                                                                         2001           2000            2001            2000
                                                                    --------------   ------------   -------------   -------------
Operating Revenue                                                        $207,464       $197,135        $596,482        $591,403
                                                                         --------       --------        --------        --------
Operating Expenses:
  Salaries, wages and benefits                                             78,435         71,724         226,683         217,424
  Fuel and fuel taxes                                                      33,198         33,334          99,358         100,057
  Vehicle rents                                                            18,355         14,871          49,204          44,616
  Depreciation and amortization, net of gain on sale                        8,643          8,697          26,631          24,802
  Purchased transportation                                                 27,914         26,311          75,938          79,216
  Operating expense and supplies                                           13,242         13,225          39,444          37,628
  Insurance premiums and claims                                             7,730          7,409          23,122          22,596
  Operating taxes and licenses                                              3,678          3,288          10,282          10,191
  Communications and utilities                                              2,857          2,751           8,682           8,502
  General and other operating                                               9,260          8,899          26,068          25,781
                                                                         --------       --------        --------        --------
   Total operating expenses                                               203,312        190,509         585,412         570,813
                                                                         --------       --------        --------        --------
Income from Operations                                                      4,152          6,626          11,070          20,590


Interest Expense, net                                                       3,523          4,145          11,829          11,511
                                                                         --------       --------        --------        --------

Income (Loss) Before Income Taxes                                             629          2,481            (759)          9,079

Income Tax Provision (Benefit)                                                325          1,113            (230)          3,757
                                                                         --------       --------        --------        --------
Net Income (Loss)                                                        $    304       $  1,368        $   (529)       $  5,322
                                                                         ========       ========        ========        ========

Earnings (Loss) Per Share - basic                                        $   0.02       $   0.10        $  (0.04)       $   0.37
                                                                         ========       ========        ========        ========

Weighted average shares - basic                                            13,783         13,904          13,747          14,210
                                                                         ========       ========        ========        ========

Earnings (Loss) Per Share - diluted                                      $   0.02       $   0.10        $  (0.04)       $   0.37
                                                                         ========       ========        ========        ========

Weighted average shares - diluted                                          13,832         13,965          13,747          14,277
                                                                         ========       ========        ========        ========


         (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


Assets                                                               September 30, 2001              December 31, 2000
------                                                               ------------------              -----------------
                                                                        (Unaudited)
Current Assets:
  Cash and cash equivalents                                              $     37                       $     34
  Customer receivables, net of allowance                                   97,981                         89,184
  Other receivables                                                        22,228                         14,294
  Prepaid insurance and licenses                                            5,727                          2,664
  Operating and installation supplies                                       3,657                          4,312
  Deferred income taxes                                                     3,033                          2,249
  Other current assets                                                      9,053                          4,051
                                                                         --------                       --------
      Total current assets                                                141,716                        116,788
                                                                         --------                       --------

Property and Equipment, at cost:
  Land and buildings                                                       26,768                         24,952
  Revenue and service equipment                                           217,825                        249,773
  Furniture and equipment                                                  19,698                         21,299
  Leasehold improvements                                                   17,306                         19,456
                                                                         --------                       --------
                                                                          281,597                        315,480
  Less accumulated depreciation and amortization                          (78,506)                       (96,578)
                                                                         --------                       --------
      Net property and equipment                                          203,091                        218,902
                                                                         --------                       --------

Other Assets:
  Goodwill, net                                                            66,117                         67,498
  Investment in Transplace, Inc.                                            5,815                          5,815
  Other                                                                    12,100                         11,239
                                                                         --------                       --------
      Total other assets                                                   84,032                         84,552
                                                                         --------                       --------

Total Assets                                                             $428,839                       $420,242
                                                                         ========                       ========



             (See Accompanying Notes to Consolidated Financial Statements)

                       U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (In Thousands Except Share Data)



Liabilities and Stockholders' Equity                                             September 30, 2001         December 31, 2000
------------------------------------                                             ------------------         -----------------
                                                                                    (Unaudited)
Current Liabilities:
 Accounts payable                                                                    $ 15,907                   $19,060
 Book overdraft                                                                         2,063                     2,940
 Accrued wages and benefits                                                            10,495                     8,523
 Claims and insurance accruals                                                         14,874                     8,704
 Other accrued liabilities                                                              6,989                     3,190
 Current maturities of long-term debt                                                 170,362                     1,501
                                                                                     --------                  --------
   Total current liabilities                                                          220,690                    43,918
                                                                                     --------                  --------

Term Debt, net of current maturities                                                   11,092                   179,908
                                                                                     --------                  --------

Deferred Income Taxes                                                                  36,902                    36,902
                                                                                     --------                  --------

Other Long-Term Liabilities                                                             4,100                     2,579
                                                                                     --------                  --------

Stockholders' Equity:

 Preferred stock, $.01 par value, 2,000,000
  shares authorized, no shares issued                                                      --                        --
 Common stock Class A, $.01 par value,
  30,000,000 shares authorized, 13,289,882 and 13,210,467
  shares issued at September 30, 2001 and
  December 31, 2000, respectively                                                         133                       132
 Common stock Class B, $.01 par value, 7,500,000
  shares authorized, 3,040,262 shares issued and
  outstanding at September 30, 2001 and December 31, 2000                                  30                        30
 Additional paid-in capital                                                           105,516                   105,124
 Retained earnings                                                                     76,268                    76,797
 Other comprehensive income (loss)                                                       (838)
 Treasury Stock Class A, at cost (2,544,389 shares at
  September 30, 2001 and December 31, 2000)                                           (24,483)                  (24,483)
 Notes receivable from stockholders                                                      (211)                     (233)
 Unamortized compensation on restricted stock                                            (360)                     (432)
                                                                                     --------                  --------
      Total stockholders' equity                                                      156,055                   156,935
                                                                                     --------                  --------
Total Liabilities and Stockholders' Equity                                           $428,839                  $420,242
                                                                                     ========                  ========

          (See Accompanying Notes to Consolidated Financial Statements)

                          U.S. XPRESS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                             ------------------------------
                                                                                              2001                   2000
                                                                                             ------                 -------
Cash Flows from Operating Activities:
  Net income (loss)                                                                        $   (529)               $  5,322
  Adjustments to reconcile net income (loss) to
        net cash provided by (used in) operating activities:
    Deferred income tax provision                                                              (115)                  1,880
    Depreciation and amortization                                                            26,294                  25,031
    (Gain)/loss on sale of equipment                                                            337                    (230)
    Ineffectiveness of derivatives                                                              146                       -
    Change in operating assets and liabilities, net of acquisitions
        Receivables                                                                         (16,731)                 (5,815)
        Prepaid insurance and licenses                                                       (3,063)                 (3,726)
        Operating and installation supplies                                                   1,152                   1,637
        Other assets                                                                         (9,113)                 (7,792)
        Accounts payable and other accrued liabilities                                        8,041                   3,329
        Accrued wages and benefits                                                            1,971                   1,990
        Other                                                                                    98                      35
                                                                                           --------                --------
        Net cash provided by operating activities                                             8,488                  21,661
                                                                                           --------                --------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                                         (47,631)                (40,806)
    Proceeds from sales of property and equipment                                            39,589                   7,007
    Repayment of notes receivable from stockholders                                              22                       -
    Investment in Transplace, Inc.                                                                -                  (5,000)
                                                                                           --------                --------
        Net cash used in investing activities                                                (8,020)                (38,799)
                                                                                           --------                --------

Cash Flows from Financing Activities:
    Net borrowings under lines of credit                                                      1,801                  12,248
    Borrowing under long-term debt agreement                                                      -                  10,000
    Payments of long-term debt                                                               (1,756)                 (1,043)
    Book overdraft                                                                             (877)                  1,357
    Proceeds from exercise of stock options                                                      36                       8
    Proceeds from issuance of common stock                                                      331                     340
    Purchase of Class A Common Stock                                                              -                  (5,988)
                                                                                           --------                --------
        Net cash provided by (used in) financing activities                                    (465)                 16,922
                                                                                           --------                --------
Net Increase (Decrease) in Cash and Cash Equivalents                                              3                    (216)
Cash and Cash Equivalents, beginning of period                                                   34                     259
                                                                                           --------                --------
Cash and Cash Equivalents, end of period                                                         37                      43
                                                                                           --------                --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of capitalized interest                    $ 11,895                $ 11,743
  Cash (refunded) paid during the period for income taxes                                  $ (5,986)               $ (1,843)


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

Earnings Per Share

     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 49,000 and 61,000 equivalent shares in the three-month period ended September 30, 2001 and 2000, respectively, and 67,000 in the nine-month period ended September 30, 2000. Due to the loss in the nine-month period ended September 30, 2001, the outstanding options are anti-dilutive and are not considered in EPS.

Reclassifications

     Certain reclassifications have been made in the 2000 financial statements to conform to the 2001 presentation.

Book Overdraft

     Book overdraft represents outstanding checks in excess of current cash levels. The Company will fund the book overdraft from its line of credit and operating cash flows.

3.   Commitments and Contingencies

     The Company is a defendant in a lawsuit filed by Forward Air, Inc. ("Forward Air"), a deferred airfreight service provider, in the United States District Court in Greeneville, Tennessee, in which Forward Air has asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company's use of the name "Dedicated Xpress Services, Inc." In its lawsuit, Forward Air asserts that after Forward Air purchased the assets of Dedicated Transportation Services, Inc. ("DTSI"), an air freight provider, the Company entered the deferred air freight logistics service business and is unfairly competing with Forward Air. Forward Air seeks unspecified damages and injunctive relief preventing the Company from using the name "Dedicated Xpress Services, Inc."

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

     The Company had letters of credit of $4,677,000 outstanding at September 30, 2001. The letters of credit are maintained primarily to support the Company's insurance program.

4.   Derivative Financial Instruments

     The Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements and the related debt are different with regard to maturity date; therefore, the Company expects some hedge ineffectiveness in the hedge relationship. Changes in fair value of the interest rate agreements will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Company has hedged its exposure to interest rate movement through September 8, 2003.

     The adoption of SFAS No. 133 resulted in recording a cumulative effect of a change in accounting principle of $98,635 in other comprehensive income, net of tax. At September 30, 2001, the fair market value of the swap agreements decreased due primarily to a reduction in interest rates, and accumulated other comprehensive income was adjusted to an accumulated loss of $838,726, net of tax. For the nine months ended September 30, 2001, the interest rate swaps were deemed to be partially ineffective cash flow hedges, and, accordingly, the Company recorded $145,778 of interest expense in the income statement related to the hedge ineffectiveness.

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

                                                                               (Dollars in Thousands)
                                                               U.S. Xpress             CSI/Crown              Consolidated
                                                               -----------             ---------              -------------
Three Months Ended September 30, 2001
-------------------------------------
   Revenues - external customers                                 $183,252               $24,242                 $207,464
   Intersegment revenues                                            7,017                     -                    7,017
   Operating income                                                 4,886                  (734)                   4,152
   Total assets                                                   401,148                27,691                  428,839

Three Months Ended September 30, 2000
-------------------------------------
   Revenues - external customers                                 $181,387               $15,748                 $197,135
   Intersegment revenues                                            1,211                     -                    1,211
   Operating income                                                 5,367                 1,259                    6,626
   Total assets                                                   417,912                19,937                  437,849

Nine Months Ended September 30, 2001
------------------------------------
   Revenues - external customers                                 $538,396               $58,086                 $596,482
   Intersegment revenues                                           15,406                     -                   15,406
   Operating income        (loss)                                  11,927                  (857)                  11,070
   Total assets                                                   401,148                27,691                  428,839

Nine Months Ended September 30, 2000
------------------------------------
   Revenues - external customers                                 $546,764               $44,639                 $591,403
   Intersegment revenues                                            3,674                     -                    3,674
   Operating income                                                17,871                 2,719                   20,590
   Total assets                                                   417,912                19,937                  437,849


The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,523 and $4,145 for the three months ended September 30, 2001 and 2000, respectively, and $11,829 and $11,511 for the nine months ended September 30, 2001 and 2000, respectively.

6.   Comprehensive Income

     Comprehensive income (loss) consisted of the following components for the nine months ended September 30, 2001 and 2000, respectively:



                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                             -----------------------------------
                                                                                   2001                 2000
                                                                             ---------------       -------------
                                                                                         (in thousands)
Net income (loss)                                                               $  (529)                 $5,322
Net loss on current period cash flow hedges                                        (838)                      0
                                                                                -------                  ------
         Total                                                                  $(1,367)                 $5,322
                                                                                =======                  ======


7.   Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company does not have the option of early adoption, thus there will be no financial statement impact in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.

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

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                      ---------------------------   ---------------------------
                                                                          2001           2000           2001           2000
                                                                      ------------   ------------   ------------   ------------
Operating Revenue                                                        100.0 %        100.0 %        100.0 %        100.0 %
                                                                      ------------   ------------   ------------   ------------
Operating Expenses:
  Salaries, wages and benefits                                            37.8           36.4           38.0           36.8
  Fuel and fuel taxes                                                     16.0           16.9           16.7           16.9
  Vehicle rents                                                            8.8            7.5            8.2            7.5
  Depreciation and amortization, net of gain on sale                       4.2            4.4            4.5            4.2
  Purchased transportation                                                13.5           13.3           12.7           13.4
  Operating expense and supplies                                           6.4            6.7            6.6            6.4
  Insurance premiums and claims                                            3.7            3.8            3.9            3.8
  Operating taxes and licenses                                             1.8            1.7            1.7            1.7
  Communications and utilities                                             1.4            1.4            1.4            1.4
  General and other operating                                              4.4            4.5            4.4            4.4
                                                                   ------------   ------------   ------------   ------------
   Total operating expenses                                               98.0           96.6           98.1           96.5
                                                                   ------------   ------------   ------------   ------------

Income from Operations                                                     2.0            3.4            1.9            3.5

Interest Expense, net                                                      1.7            2.1            2.0            2.0
                                                                   ------------   ------------   ------------   ------------

Income Before Income Taxes                                                 0.3            1.3           -0.1            1.5

Income Tax Provision                                                       0.2            0.6            0.0            0.6
                                                                   ------------   ------------   ------------   ------------

Net Income                                                                 0.1 %          0.7 %         -0.1 %          0.9 %
                                                                   ============   ============   ============   ============

Comparison of the Three Months Ended September 30, 2001 to the
Three Months Ended September 30, 2000

     Operating revenue during the three-month period ended September 30, 2001 increased $10.3 million or 5.2% to $207.5 million, compared to $197.1 million during the same period in 2000. U.S. Xpress revenue increased $7.7 million, or 4.2%, due primarily to a 5.0% increase in revenue miles offset by a $1.1 million decrease in fuel surcharge revenue. U.S. Xpress revenue per mile remained constant at $1.228 compared to the same period in 2000. CSI/Crown revenue increased $8.5 million, or 53.7%. This increase reflects an $8.9 million increase due to the revenues of the new deferred air business, which began operations in February 2001, offset by decreases in the floorcovering logistics business. Intersegment revenue during the three-month period ended September 30, 2001 increased $5.8 million compared to the same period in 2000, due to truckload services provided by U.S. Xpress for the deferred air business of CSI/Crown.

     Operating expenses represented 98.0% of operating revenue for the three months ended September 30, 2001, compared to 96.6% during the same period in 2000.

     Salaries, wages and benefits as a percentage of revenue were 37.8% during the three months ended September 30, 2001, compared to 36.4% during the same period in 2000. U.S. Xpress wages increased $4.7 million due primarily to Company driver miles increasing 7.0% to 140.3 million miles in the three months ended September 30, 2001, compared to 131.1 million miles during the same period in 2000. CSI/Crown wages increased $2.0 million due primarily to the expansion of the new deferred air services, which were introduced in February 2001.

     Fuel and fuel taxes as a percentage of operating revenue were 16.0% during the three months ended September 30, 2001, compared to 16.9% during the same period in 2000. This decrease was primarily due to decreases in fuel prices. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 8.8% during the three months ended September 30, 2001, compared to 7.5% during the same period in 2000. This increase is due to a 17.9% increase in the average number of tractors leased and a 25.7% increase in the average number of trailers leased during the three months ended September 30, 2001, compared to the same period in 2000. Depreciation and amortization as a percentage of operating revenue was 4.2% during the three months ended September 30, 2001, compared to 4.4% during the same period in 2000. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the three months ended September 30, 2001 were $388,000, compared to $91,000 for the same period in 2000. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 13.0% during the three months ended September 30, 2001, compared to 11.9% during the same period in 2000.

     Purchased transportation as a percentage of operating revenue was 13.5% during the three months ended September 30, 2001, compared to 13.3% during the same period in 2000. U.S. Xpress purchased transportation increased 2.6% primarily due to a 3.8% increase in owner operator miles to 25.4 million miles in the three months ended September 30, 2001 compared to 24.4 million miles in the same period in 2000, offset by a 35.6% decrease in fuel surcharge paid to owner operators. CSI/Crown purchased transportation increased $7.0 million or 108.8%. This increase reflects a $6.6 million increase due to the new deferred air business, which began operations in February 2001. Intersegment purchased transportation during the three months ended September 30, 2001 increased $5.8 million compared to the same period in 2000, due to truckload services provided by U.S. Xpress for the deferred air business of CSI/Crown.

     Operating expenses and supplies as a percentage of operating revenue were 6.4% during the three months ended September 30, 2001, compared to 6.7% during the same period in 2000. This decrease is primarily due to decreases in maintenance expenses.

     Interest expense as a percentage of revenue was 1.7% during the three months ended September 30, 2001, compared to 2.1% during the same period in 2000. This decrease was primarily due to decreased borrowings on the Company's line of credit and decreased interest rates.

     Income from operations for the three months ended September 30, 2001 decreased $2.5 million, or 37.3%, to $4.2 million from $6.6 million during the same period in 2000. As a percentage of operating revenue, income from operations was 2.0% for the three months ended September 30, 2001 and 3.4% for the same period in 2000.

Comparison of the Nine Months Ended September 30, 2001 to the
Nine Months Ended September 30, 2000

     Operating revenue during the nine-month period ended September 30, 2001 increased $5.1 million, or 0.9%, to $596.4 million, compared to $591.4 million during the same period in 2000. U.S. Xpress revenue increased $3.4 million, or 0.6%, due primarily to a 0.3% increase in revenue miles, a 0.1% increase in average revenue per mile to $1.218 from $1.217 in 2000, and a $2.9 million increase in fuel surcharge revenue. Included in 2000 revenue was $3.6 million related to U.S. Xpress logistics business, which was contributed to Transplace, Inc. in July 2000. CSI/Crown revenue increased $13.4 million or 30.1%. This increase reflects a $16.6 million increase due to the revenues of the new deferred air services, which began operations in February 2001, offset by decreases in the floorcovering logistics business. Intersegment revenue during the nine-month period ended September 30, 2001 increased $11.7 million compared to the same period in 2000, due to truckload services provided by U.S. Xpress for the deferred air business of CSI/Crown.

     Operating expenses represented 98.1% of operating revenue for the nine months ended September 30, 2001, compared to 96.5% during the same period in 2000.

     Salaries, wages and benefits as a percentage of revenue were 38.0% during the nine months ended September 30, 2001, compared to 36.8% during the same period in 2000. U.S. Xpress wages increased $5.8 million due primarily to Company driver miles increasing 1.4% to 410.7 million miles in the nine months ended September 30, 2001 compared to 405.1 million in the same period in 2000, increases in workers' compensation premiums and claims and group health claims. CSI/Crown wages increased $3.8 million due to the expansion of the new deferred air services business, which was introduced in February 2001.

     Vehicle rents as a percentage of operating revenue were 8.2% during the nine months ended September 30, 2001, compared to 7.5% during the same period in 2000. This increase is due to a 7.2% increase in the average number of tractors leased and a 22.1% increase in the average number of trailers leased during the nine months ended September 30, 2001, compared to the same period in 2000. Depreciation and amortization as a percentage of operating revenue was 4.5% during the nine months ended September 30, 2001, compared to 4.2% during the same period in 2000. The increase is primarily due to increased depreciation and amortization related to other operating assets and deferred loan costs. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for the nine months ended September 30, 2001 were $337,000, compared to a gain of $230,000 for the same period in 2000. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.7% during the nine months ended September 30, 2001, compared to 11.7% during the same period in 2000.

     Purchased transportation as a percentage of operating revenue was 12.7% during the nine months ended September 30, 2001, compared to 13.4% during the same period in 2000. The decrease reflects the contribution of the Company's logistics business to Transplace, Inc. in July 2000, combined with a 1.4% decrease in owner operator miles to 71.8 million miles in the nine months ended September 30, 2001, compared to 72.8 million miles during the same period in 2000. Most of the costs associated with logistics revenue were reflected in purchased transportation.

     Operating expenses and supplies as a percentage of operating revenue were 6.6% during the nine months ended September 30, 2001, compared to 6.4% during the same period in 2000. This increase is primarily due to increases in maintenance expenses.

     Income from operations for the nine months ended September 30, 2001 decreased $9.5 million, or 46.2%, to $11.1 million from $20.6 million during the same period in 2000. As a percentage of operating revenue, income from operations was 1.9% for the nine months ended September 30, 2001 and 3.5% for the same period in 2000

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the nine month period ended September 30, 2001 were borrowings under lines of credit, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions. The Company's principal credit facility is a $190 million revolving credit agreement (the Revolving Credit Agreement) with a group of banks with a weighted-average interest rate of 7.92%, of which $15.3 million was available for borrowing at September 30, 2001. The credit facility expires in January 2002.

     Cash provided by operations was $8.5 million during the nine months ended September 30, 2001, compared to $21.7 million during the same period last year. Net cash used in investment activities was $8.0 million in the nine months ended September 30, 2001, compared to $38.8 million during the same period in 2000. Of the cash used in investment activities, $47.6 million was used to acquire additional property and equipment for the nine months ended September 30, 2001, compared to $40.8 million during the same period of 2000. Net cash used in financing activities was $.5 million during the nine months ended September 30, 2001, compared to net cash provided by financing activities of 16.9 million during the same period of 2000.

     In July 2001, the Company entered into an amendment of its Revolving Credit Agreement ("Credit Agreement"). Under the terms of the amendment, the aggregate commitments under the Credit Agreement were reduced to $195.0 million, with a further reduction to $190.0 million on September 30, 2001. Additionally, financial covenants for the remaining term of the agreement were amended and the Company agreed to the payment of certain future fees under certain conditions. The Company is in compliance with the terms of the amended Credit Agreement. The Company believes that borrowings under the amended Credit Agreement, together with cash flows from operations, proceeds from the sale of used revenue equipment and long term lease financing will provide sufficient liquidity for the Company's planned operations through the remaining term of the agreement which expires in January 2002. The Company is pursuing various new long-term financing arrangements to replace the Revolving Credit Agreement. If a new credit facility is obtained, management believes that such a facility, together with funds provided by operations, proceeds from the sale of used revenue equipment and long-term lease financing, will be sufficient to fund the Company's cash needs and anticipated capital expenditures through at least the next twelve months. However, there can be no assurance that any such replacement financing can be obtained in amounts or on terms acceptable to the Company.

     In 2000, the Company entered into a $10.0 million long-term loan agreement to finance the new Colton, California terminal facility. The term of the loan is 10 years, with an amortization of 20 years, and carries a variable interest rate that is based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

Recent Accounting Pronouncements

     In September 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards will be effective for fiscal years beginning after December 15, 2001. Companies with fiscal years beginning after March 15, 2001 may early adopt, but only as of the beginning of that fiscal year and only if all existing goodwill is evaluated for impairment by the end of that fiscal year. SFAS No. 141 will require companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented, or exchanged. The Standards will require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 will require that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company does not have the option of early adoption, thus there will be no financial statement impact in fiscal year 2001. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 would decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The Company has not yet determined the impact of the new goodwill impairment standards.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At September 30, 2001, the Company had $180.0 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. For example, if interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their September 30, 2001 rates for the next twelve months, the increase in interest expense would be approximately $357,000.

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

                          U.S. XPRESS ENTERPRISES, INC.

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

               None

Item 6 - Exhibits and Reports on Form 8-K

      (a)  Exhibits
               None

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

                                                 U.S. XPRESS ENTERPRISES, INC.
                                                 -----------------------------
                                                          (Registrant)

Date:    November 14, 2001                       By: /s/ Patrick E. Quinn
                                                     ---------------------------
                                                     Patrick E. Quinn
                                                     President

Date:    November 14, 2001                       By: /s/ Ray M. Harlin
                                                     ---------------------------
                                                     Ray M. Harlin
                                                     Principal Financial Officer