Form 10-K
period 2001-12-31
US XPRESS ENTERPRISES INC
filed 2002-04-01
CIK 923571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES    X      NO
   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [____]

The aggregate market value of the voting stock held by non-affiliates of the registrant was $63,125,000 as of March 21, 2002 (based upon the $10.75 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 21, 2002, the registrant had 10,811,882 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant's definitive proxy statement mailed to stockholders for the 2002 annual meeting of stockholders to be held on May 14, 2002.

                                     PART I

ITEM 1.   BUSINESS

This report contains forward-looking statements relating to future events or the future financial performance of the Company. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Such risks and uncertainties include, without limitation, those detailed in Item 7 of this Report under the heading "Special Considerations". Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.

General

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services in the continental United States, Canada and Mexico. The Company is the fifth largest publicly owned truckload carrier in the United States.

The Company has two operating segments, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress accounted for approximately 89.6% of the Company's 2001 revenues. See Note 15 of the Company's 2001 Consolidated Financial Statements for quantitative segment information.

The Company also offers logistics services through its 13% equity ownership interest in Transplace, Inc. ("Transplace"), an Internet-based global transportation logistics company.

U.S. Xpress provides three principal services: i) over-the-road or long-haul services with lengths of haul generally in the range of 400 to 3,000 miles; ii) regional services with lengths of haul generally in the range of 200 to 550 miles in the Western, Midwestern and Southeastern regions of the United States; and iii) dedicated contract carriage services.

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

In February of 2001, CSI/Crown further broadened its services to include airport-to-airport transportation services to the airfreight and airfreight forwarding industries. The Company provides scheduled ground transportation of air cargo for integrated air cargo carriers, airlines and airfreight forwarders. These services are provided to 75 major destination markets, nationwide, on a one to four day basis through its 12 regional hub facilities.

The Company's mission is to provide high levels of service to customers utilizing proven technologies and skilled employees. The Company's operating and growth strategies are focused on its target markets, while capitalizing on evolving trends and growth markets in the transportation industry. These strategies include:

1) Position the Company as the premier high service provider. The Company specializes in providing time-definite and expedited truckload services to customers that operate supply chain management systems, particularly those that manage their flow of raw materials, in-process products and finished goods on a "just-in-time" basis. The Company was one of the first in the industry to establish time-definite pickups and deliveries as a standard for service quality. Time-definite service is a critical element in efficient supply chain and distribution systems management. In addition, the Company provides expedited service throughout the continental United States and in parts of Canada and Mexico. This is particularly important to shippers that operate multiple, geographically diverse facilities. In addition, the Company has consistently been a leader in the truckload industry in providing customers with easy access to operating and service-related technologies that provide value to shippers. The Company's electronic commerce ("E-Commerce") capabilities, in particular, differentiate the Company from many other truckload suppliers. The Company provides its customers with the ability to use E-Commerce through the Internet, private networks and third-party networks.

2) Expand core carrier relationships with shippers. Most of the larger shippers are reducing the number of carriers they use and are expanding relationships with their most capable carriers. Those companies selected for the most significant supplier relationships with shippers are called "core carriers". The Company offers long-haul, mid-range and regional truckload services, time-definite and expedited services and dedicated fleet services. This range of capabilities, coupled with the capacity of 5,238 U.S. Xpress owned, leased and owner-operator tractors at December 31, 2001, has positioned the Company as a core carrier for many of the largest shippers in North America. In seeking these relationships, the Company emphasizes its service capabilities and capacity, as well as its commitment to flexibility, responsiveness and analytical planning. Customers that have designated the Company as a core carrier include: Sears, E.I. DuPont, Federal Express, Proctor and Gamble, Hewlett-Packard, Burlington Air Express and Kimberly Clark.

3) Position the Company as a driver-friendly employer. The labor market for qualified professional truck drivers is extremely competitive, providing an advantage to driver-friendly employers like the Company. The Company focuses significant resources and attention on the successful recruiting, hiring, training and retention of qualified solo and team drivers. At December 31, 2001, the Company operated 5,238 tractors in its fleet, an increase of 7.8% from December 31, 2000. Management believes that its success in hiring and retaining qualified drivers is due to its high-quality equipment; better than average miles, which translates into better take-home pay for drivers; "driver-friendly freight" that does not require labor or lengthy delays; flexible work schedules that enable drivers to better meet their personal obligations and lifestyles; and creative recruiting strategies that recognize the changing demographics of the American work force and that seek to expand the diversity of the driver fleet. Ongoing success in recruiting, hiring, training and retaining sufficient drivers is critical to the Company in achieving its growth objectives.

4) Pursue acquisition opportunities. The Company has grown significantly through eleven strategic acquisitions in the 1990s. U.S. Xpress now includes the operations of Southwest Motor Freight, Hall Systems, National Freight Systems, Michael Lima Transportation, JTI, Inc., Victory Express, Inc. and PST Vans, Inc. CSI/Crown's operations include several acquired companies, including Crown Transport Systems and CSI/Reeves and assets purchased from Great Southern Xpress and Rosedale Transport. These acquisitions have significantly expanded the Company's capabilities and capacity and have been a significant contributor to the Company's growth. While acquisitions remain a part of the Company's long-term strategy, the Company is placing its primary emphasis in 2002 on internal growth and improving its operating results.

Services

U.S. Xpress
-----------

Long-haul/Over-the-Road

U.S. Xpress' principal service specialty is over-the-road or long-haul services with lengths of haul generally in the range of 400 to 3,000 miles. U.S. Xpress offers time-definite and expedited services within long-haul/over-the-road. Time-definite transportation requires that pickups and deliveries be performed to exact appointment times or within a specified number of minutes. This service is an essential point of differentiation from many other transportation companies, which typically provide service only within time "windows" ranging from a few hours to a few days. Time-definite service is particularly important to U.S. Xpress' customers that operate in a "just-in-time" environment, distribution and retail inventory systems and to customers in the air-freight and logistics industries. U.S. Xpress' expedited service consists of the pick up and delivery of freight on prescribed schedules at transit times comparable to deferred airfreight service. U.S. Xpress is able to meet these transit times using team drivers or relays at much lower cost than deferred airfreight.

Regional Service
About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity. These factors make regional service capabilities an important aspect in qualifying U.S. Xpress for core carrier relationships. U.S. Xpress provides regional service involving shipments of 200 to 550 miles in the Western, Midwestern and Southeastern regions of the United States.

Dedicated Contract Carriage Service
Some shippers use transportation or logistics companies to manage or operate their private trucking operations. Many of these shippers historically have operated their own fleets to transport their products. U.S. Xpress' management expertise, capacity and systems have positioned it to provide dedicated contract carriage services in which specific tractors, drivers and, at times, on-site personnel are assigned to a specific customer account. As a replacement or extension of a customer's private fleet, U.S. Xpress can provide the assurance of extra capacity to "flex" the fleet to meet surges in the business cycle. Through dedicated service relationships, customers obtain assurance of capacity to meet their requirements. U.S. Xpress benefits by generating better equipment utilization, increasing business volume from key customers and improving planning of resources. Drivers benefit through consistent wages, enhanced scheduling, reduced downtime between loads and more predictability of their off-duty time.

CSI/Crown
---------

Floorcovering Logistics
CSI/Crown is a leading provider of logistics services to the floorcovering industry. CSI/Crown picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations; contracts with truckload carriers, including U.S. Xpress, to deliver the products to CSI/Crown service centers or to contract agents and delivery services; and delivers the products to floorcovering distributors, retailers and large-scale end users in the continental United States, Canada and Mexico. In addition, CSI/Crown provides warehousing and other specialized services, such as custom carpet cutting and the sale of floorcovering installation supplies. Additional distribution-related services, such as pool distribution and warehousing, have been introduced to industries other than the floorcovering industry. These services allow CSI/Crown to better utilize its facilities and provide an avenue for further diversification.

Airfreight and Distribution Services
CSI/Crown offers nationwide, scheduled ground transport of air cargo to customers in the airfreight and airfreight forwarding industries as a cost-effective and reliable alternative to traditional air transportation. Service is provided to over 75 major markets throughout the United States and Canada in one of the industry's largest road-feeder networks. Driven by Federal Aviation Administration mandated changes in cargo security guidelines, many air carriers and integrators need to shift certain goods to ground transport. Further, these restrictions have reduced available lift capacity in passenger aircraft resulting in more expedited traffic moving through ground networks such as the system operated by CSI/Crown.


Marketing and Customers

U.S. Xpress' success in marketing its services is a result of commitment to service, capabilities, capacity, flexibility, responsiveness, analytical planning and information technology management. The Company's marketing department and sales personnel identify new business prospects and implement programs to obtain and retain customer accounts. The Company employs 33 full-time marketing and national account representatives who have responsibility for specific geographic areas.

U.S. Xpress' top 50 customers, most of which have designated U.S. Xpress as a core carrier, accounted for approximately 60.3% of its revenues in 2001. During 2001, no single customer accounted for more than 4.5% of U.S. Xpress' revenues. CSI/Crown's top 5 customers accounted for approximately 24.8% of its revenues in 2001. During 2001, no single customer accounted for more than 8.4% of CSI/Crown's revenue.


Equipment

The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated agreements in principle concerning the essential terms of trade-in and/or repurchase commitments from its primary equipment vendors for disposal of a substantial portion of its equipment. These agreements in principle are expected to reduce the Company's risks related to equipment disposal values.

The following table shows the numbers, type and age of U.S. Xpress and CSI/Crown company-owned and leased equipment at December 31, 2001:

               Model Year                Tractors          Trailers
               ----------                --------          --------
                 2002                         698             1,049
                 2001                         865             1,198
                 2000                       1,102             2,544
                 1999                       1,922             3,720
                 1998                          64             1,503
                 1997                           0             1,274
                 1996                          90             1,119
                 1995 & Prior                  28               932
                                         --------          --------
                 Total                      4,769            13,339
                                         ========          ========

Tractors The Company purchases or leases Freightliner or Volvo tractors for substantially all of the additions and replacements to its over-the-road fleet. Tractors are generally replaced every 42 to 54 months, generally well in advance of the need for major engine overhauls. This schedule can be accelerated or delayed, subject to certain limitations, based on resale values in the used truck market and the differential between those values and new truck prices. All Company over-the-road tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems for improved safety and Qualcomm and in cab e-mail for improved communications. Over 97% of the tractor fleet is equipped with Eaton automatic shift transmissions, and a substantial portion of the fleet is equipped with automatic traction control. All engines have fuel incentive programming for increased fuel economy.

Trailers
The Company's dry van trailers have cubic capacity that is among the largest in the industry. In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that are more durable, have greater cubic capacity and stiffer sidewalls and do not fracture as easily as conventional aluminum trailers. The Company currently purchases Wabash Duraplate trailers for substantially all of the additions and replacements to its fleet. In addition, substantially all of the trailers are equipped with air ride suspension, leading to softer rides that result in less load damage.


Competition

The transportation services business is extremely competitive. The Company competes primarily with other truckload carriers and providers of deferred airfreight service. Competition from railroads and providers of intermodal transportation likely would increase if service standards for these modes were improved dramatically.

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


Regulation

The Company is a motor carrier that is subject to safety regulations promulgated by the Federal Motor Carrier Safety Administration of the Department of Transportation ("DOT")and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to federal, state and provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States and certain Canadian provinces, over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative change that could affect the economics of the industry.

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


Safety and Risk Management

The Company is committed to safe operations. The Company's emphasis on safety is demonstrated through equipment specifications and active safety and loss prevention programs. These programs reinforce the importance of driving safely, abiding by all laws and regulations, such as speed limits and driving hours, performing regular equipment inspections and acting as good citizens on the road. The Company's accident review committee meets regularly to review any new accidents, take appropriate action related to drivers, examine accident trends and implement changes in procedures or communications to address any safety issues.

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

The Company requires prospective drivers to meet higher qualification standards than those required by the DOT. The DOT requires the Company's drivers to obtain national commercial driver's licenses pursuant to the regulations promulgated by the DOT. The DOT also requires that the employer implement a drug-testing program in accordance with DOT regulations. The Company's program includes pre-employment, random, reasonable cause and post-accident drug testing.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as equipment weight and dimensions are also subject to federal and state regulations. The DOT evaluates carriers and provides safety fitness ratings based on conformance with requirements and accident frequency. U.S. Xpress and CSI/Crown each have satisfactory safety fitness ratings.

The Company secures appropriate insurance coverage at cost-effective rates. The primary claims arising in the Company's business consist of cargo loss and damage, auto liability (personal injury and property damage) and workers' compensation. The Company currently purchases primary and excess coverage for these types of claims, subject to certain retention levels at amounts that management believes are sufficient to adequately protect the Company.


Human Resources

At December 31, 2001, the Company and its subsidiaries employed 7,287 full-time associates, of whom 5,424 were drivers, 174 were mechanics and other maintenance personnel, 1,047 were office associates for U.S. Xpress, the truckload division, and 642 were employed by CSI/Crown, the non-truckload division. U.S. Xpress also had active contracts with independent contractors (owner-operators) for the services of 807 tractors that provide both tractor and qualified drivers. None of the Company's employees are represented by a union or collective bargaining agreement, and the Company considers relations with its employees to be good.

Driver Recruiting, Training and Retention
The Company recognizes that it is paramount to recruit, train and retain a professional driver workforce. The Company also realizes that competition for qualified drivers will remain high and will be impacted by declining unemployment rates, changes in workforce demographics and reduced government funding of training programs. Although the Company has experienced no significant inability to attract qualified drivers, no assurance can be given that a shortage of qualified drivers in the future will not adversely affect the Company.

All Company drivers must meet or exceed specific guidelines relating to their safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing as outlined in DOT regulations. After an offer of employment is extended, a driver must successfully complete training in all aspects of Company policies and operations, safety philosophy and fuel efficiency. In addition, all drivers must successfully complete a Company driving exam and possess a valid Commercial Drivers License. The Company maintains an ongoing safety and efficiency program to ensure that drivers comply with safe and efficient operating procedures.

Senior management is actively involved with the development and retention of drivers. Recognizing the shortage of new drivers entering the industry, since January 1998, the Company has operated a professional driving school at its facility in Medway, Ohio. The school was certified in 1998 by the Professional Truck Driving Institute of America and re-certified in 2000 through 2005. The Company also contracts with driver schools managed by independent organizations as well as community college programs throughout the United States.

Management believes that there are several key elements to recruiting and retaining experienced professional drivers, such as an attractive compensation and benefits package, meeting reasonable driver expectations, providing equipment with desirable driver amenities and providing a company-wide culture of support for driver needs. Drivers are compensated on the basis of miles driven. The starting rate per mile is determined by the driver's experience level and will increase with the driver's length of service with the Company. Additional compensation may be earned through loading/unloading or stop pay and mileage bonuses. Drivers employed by the Company are eligible to participate in Company sponsored health, life, dental and vision plans. Further, they are eligible to participate in a 401(k) Retirement Plan and an Employee Stock Purchase Plan. Additional benefits include paid holidays, vacation pay and pre-paid phone cards.

The Company believes that meeting and managing drivers' reasonable expectations is critical to driver satisfaction and retention. From the solicitation of driver friendly freight (no loading/unloading, decreased dwell time, drop/hook, etc.), to training recruiters to provide candidates with a realistic view of work requirements and the lifestyle of a long-haul driver, to getting drivers home on a regular basis, the Company is dedicated to meeting its commitments.

The Company's late model Freightliner and Volvo conventional tractors are designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, electronic engine brakes and Eaton Vorad collision avoidance systems.

Management believes that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (in cab e-mail, Internet services, etc.) that enables drivers to remain in touch with their families when on the road, managing driver home time, seeking drivers' input in the decision making process seeking mutually satisfactory solutions and providing career advancement opportunities for drivers are key factors for developing one of the Company's most valuable assets.

Independent Contractors
The Company recognizes the benefits of augmenting its service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. Therefore, less capital is required for the Company's growth. The Company has an aggressive independent contractor recruiting program, with 807 contractors under active contract at December 31, 2001. The Company intends to continue adding independent contractors.


Fuel

Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Many of the Company's customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $25.9 million of fuel surcharge revenue for the year ended December 31, 2001, compared to $29.5 million for the year ended December 31, 2000). However, there is no assurance that such fuel surcharges can be used to offset future increases in fuel prices. Additionally, at times, fuel purchase contracts are used to mitigate the effects of increases in the price of fuel. The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in compliance with all laws and regulations relating to maintenance of such fuel storage tanks.

ITEM 2.   PROPERTIES

The following table provides information regarding the Company's facilities at December 31, 2001:

Company Location                          Facility Functions                                Owned or Leased
----------------                          ------------------                                ---------------
U.S. Xpress:
Austell, Georgia                    Drop Yard                                                    Leased
Birmingham, Alabama                 Terminal                                                     Leased
Boise, Idaho                        Drop Yard                                                    Leased
Bordentown, New Jersey              Drop Yard                                                    Leased
Bowling Green, Kentucky             Drop Yard                                                    Leased
Calexico, California                Drop Yard                                                    Leased
Chattanooga, Tennessee              Corporate Office                                             Leased
Chicago, Illinois                   Drop Yard                                                    Leased
Colton, California                  Terminal, Maintenance, Customer Service,                     Owned
                                        Fleet Services, Driver Training
Dallas, Texas                       Drop Yard                                                    Leased
Denver, Colorado                    Drop Yard                                                    Leased
El Paso, Texas                      Drop Yard                                                    Leased
Greenville, South Carolina          Drop Yard                                                    Leased
Houston, Texas                      Drop Yard                                                    Leased
Indianapolis, Indiana               Drop Yard                                                    Leased
Jacksonville, Florida               Drop Yard                                                    Leased
Kent, Washington                    Drop Yard                                                    Leased
Laredo, Texas                       Drop Yard                                                    Leased
Lincoln, Nebraska                   Terminal, Maintenance, Customer Service,                     Owned
                                        Fleet Services, Driver Training, Independent
                                        Contractor Recruiting
Long Beach, California              Drop Yard                                                    Leased
Medway, Ohio                        Terminal, Maintenance, Customer Service,                     Leased
                                        Driver Recruiting, Terminal Services, Driver School
Memphis, Tennessee                  Terminal, Driver Recruiting                                  Leased
New Boston, Michigan                Drop Yard                                                    Leased
Newport, Minnesota                  Drop Yard                                                    Leased
Oklahoma City, Oklahoma             Terminal, Maintenance, Customer Service,                     Leased
                                        Fleet Services, Driver Training, Driver Recruiting
Otay Mesa, California               Drop Yard                                                    Leased
Phoenix, Arizona                    Drop Yard                                                    Leased
Portland, Oregon                    Drop Yard                                                    Leased
Reno, Nevada                        Drop Yard                                                    Leased
Sacramento, California              Terminal, Fleet Services                                     Leased
Salt Lake City, Utah                Terminal, Maintenance, Customer Service,                     Owned
                                        Fleet Services, Driver Training
Sioux City, South Dakota            Terminal                                                     Leased
Troutdale, Oregon                   Drop Yard                                                    Leased
Tunnel Hill, Georgia                Terminal, Maintenance, Fleet Services, Driver Training       Leased

CSI/Crown:
Albany, New York                    Distribution Center                                          Leased
Baltimore, Maryland                 Distribution Center                                          Leased
Bensenville, Illinois               Distribution Center                                          Leased
Denver, Colorado                    Distribution Center                                          Leased

Company Location                          Facility Functions                                Owned or Leased
----------------                          ------------------                                ---------------
Eagan, Minnesota                    Distribution Center                                          Leased
Everett (Boston), Massachusetts     Distribution Center                                          Leased
Fresno, California                  Distribution Center                                          Leased
Grand Prairie, Texas                Distribution Center                                          Leased
Grapevine, Texas                    Distribution Center                                          Leased
Hapeville (Atlanta), Georgia        Distribution Center                                          Leased
Hawthorne, California               Distribution Center                                          Leased
Hayward, California                 Distribution Center                                          Leased
Houston, Texas                      Distribution Center                                          Leased
La Mirada, California               Distribution Center                                          Leased
Oklahoma City, Oklahoma             Distribution Center                                          Leased
Orlando, Florida                    Distribution Center                                          Leased
Pittsburgh, Pennsylvania            Distribution Center                                          Leased
Rancho Cordova, California          Distribution Center                                          Leased
Rochester, New York                 Distribution Center                                          Leased
Romeoville, Illinois                Distribution Center                                          Leased
Salt Lake City, Utah                Distribution Center                                          Leased
San Antonio, Texas                  Distribution Center                                          Leased
San Diego, California               Distribution Center                                          Leased
S. San Francisco, California        Distribution Center                                          Leased
Spokane, Washington                 Distribution Center                                          Leased
St. Louis, Missouri                 Distribution Center                                          Leased
Tampa, Florida                      Distribution Center                                          Leased
Tunnel Hill, Georgia                Corporate Office, Distribution Center                        Leased


In late 1998, the Company entered into a long-term lease of a newly constructed corporate office and operations facility in Chattanooga, Tennessee. The facility encompasses nearly 100,000 square feet of office space and includes state-of-the-art information management and communications systems.

CSI/Crown is based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to Company-owned and agent-operated distribution service centers. Substantially all CSI/Crown facilities operate as distribution centers performing consolidation, warehousing and local distribution.

In the opinion of the Company, its facilities are suitable and adequate for the Company's needs.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a defendant in a lawsuit filed by Forward Air, Inc. ("Forward Air"), a deferred airfreight service provider, in the United States District Court in Greeneville, Tennessee, in which Forward Air has asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company's use of the name "Dedicated Xpress Services, Inc." In its lawsuit, Forward Air asserts that after Forward Air purchased the assets of Dedicated Transportation Services, Inc. ("DTSI"), an airfreight provider, the Company entered the deferred air freight logistics service business and is unfairly competing with Forward Air. Forward Air seeks unspecified damages and injunctive relief preventing the Company from using the name "Dedicated Xpress Services, Inc."

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

The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the assessment of the likelihood of an adverse disposition of such matters, will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2001, no matters were submitted to a vote of security holders.


Executive Officers of the Company
Information with respect to the executive officers of the Company is set forth below:

Name                          Age       Position
-----------------------------------------------------
Cort J. Dondero               51        Director, Executive Vice President, Chief Operating Officer
Max L. Fuller                 49        Co-Chairman of the Board of Directors, Vice President and Secretary
Ray M. Harlin                 52        Director, Executive Vice President - Finance and Chief Financial Officer
E. William Lusk, Jr.          46        President, CSI/Crown, Inc.
Patrick E. Quinn              55        Co-Chairman of the Board of Directors, President and Treasurer

Cort J. Dondero has served as Executive Vice President and Chief Operating Officer of the Company since July 2000. Previously, Mr. Dondero was President of Trimac Logistics, Inc. from 1999 to July 2000 and President and founder of Service and Administrative Institute from 1988 to 1999. Mr. Dondero has been a director of the Company since July 2000.

Max L. Fuller has served as Co-Chairman of the Board of the Company since 1994 and Vice President and Secretary of the Company since its formation in 1989. Mr. Fuller is a director of SunTrust Bank, Chattanooga, N. A. Mr. Fuller has served as an officer and director of U.S. Xpress, Inc. since 1985.

Ray M. Harlin has served as Executive Vice President - Finance and Chief Financial Officer of the Company since 1997. Previously, Mr. Harlin served for 25 years in auditing and managerial positions, and as a partner with Arthur Andersen LLP. Mr. Harlin has been a director of the Company since 1997.

E. William Lusk, Jr. has served as President of CSI/Crown, Inc. since 2001. Previously, Mr. Lusk was Executive Vice President of the Company from 1996 to 2000, Vice President of Marketing of the Company from 1991 to 1996 and Executive Vice President of U.S. Xpress, Inc. from 1987 to 1994.

Patrick E. Quinn has served as Co-Chairman of the Board of the Company since 1994 and President and Treasurer of the Company since its formation in 1989. Mr. Quinn has served as an officer and director of U.S. Xpress, Inc. since 1985.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Stockholder Data
The Company's Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for the Company's Class B Common Stock. At March 21, 2002, there were 199 registered stockholders and an estimated 1,600 beneficial owners of the Company's Class A Common Stock and 2 beneficial owners of the Company's Class B Common Stock. At March 21, 2002, there were 10,811,882 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. On March 21, 2002, the closing price for the Common Stock was $10.75. Listed below is the trading activity for each quarter in the last two fiscal years:

Quarter Ending                         High                   Low
---------------------------------------------------------------------

March 31, 2000                         10.00                  5.12
June 30, 2000                           8.87                  6.25
September 30, 2000                      8.75                  5.87
December 31, 2000                       7.50                  5.13
March 31, 2001                          8.00                  5.50
June 29, 2001                           7.82                  5.81
September 28, 2001                      9.10                  5.35
December 31, 2001                       9.40                  4.60

Dividends
The Company does not pay cash dividends and intends to continue to retain earnings to finance the growth of the Company for the foreseeable future.

ITEM 6.                      SELECTED FINANCIAL DATA
               (In thousands, except per share and operating data)

                                                                            Year Ended                       Nine Months Ended
                                                                            December 31,                        December 31,
                                                      -------------------------------------------------   -----------------------
                                                         2001         2000         1999         1998              1997/(4)/
-------------------------------------------------------------------------------------------------------   -----------------------
Income Statement Data/(1)/
Operating revenue:
   U.S. Xpress                                        $  736,895   $  733,583   $  656,029   $  513,154         $   290,800
   CSI/Crown                                              83,079       58,161       57,713       74,533              57,645
   Intercompany                                          (21,942)      (4,659)      (5,530)      (6,286)             (6,173)
                                                      -------------------------------------------------   -----------------------
   Consolidated                                       $  798,032   $  787,085   $  708,212   $  581,401         $   342,272
                                                      =================================================   =======================
Income from operations                                $   13,479   $   19,931   $   31,527   $   44,405         $    26,151
Income (Loss) before income taxes                     $   (1,458)  $    4,482   $   19,139   $   34,497         $    21,983
Net income (loss)                                     $   (1,128)  $    2,065   $   11,381   $   20,717         $    13,191
Earnings (Loss) per share - basic                     $    (0.08)  $      .15   $      .77   $     1.38         $       .98
Weighted average number of shares outstanding -
   basic                                                  13,757       14,095       14,785       15,038              13,467
Earnings (Loss) per share - diluted                   $    (0.08)  $      .15   $      .77   $     1.37         $       .97
Weighted average number of shares outstanding -
   diluted                                                13,757       14,148       14,852       15,162              13,582

Truckload Operating Data/(2)/
Total revenue miles (in thousands)                       578,186      573,271      533,628      418,665             241,541
Average revenue per mile                              $     1.22   $     1.22   $     1.19   $     1.18         $      1.16
Tractors at end of period                                  5,238        4,861        4,734        4,425               2,839
Trailers at end of period                                 12,836       11,871       11,718       10,413               5,875
Average revenue per tractor, per week                 $    2,633   $    2,726   $    2,633   $    2,661         $     2,734
Total loads                                              643,011      603,189      578,572      464,586             239,730
Average tractors during period                             5,144        4,932        4,651        3,572               2,615
Total miles (in thousands)                               643,162      632,023      587,917      459,643             265,102

Balance Sheet Data
Working capital                                       $   51,092   $   72,870   $   87,836   $   98,306         $    44,813
Total assets                                          $  417,468   $  423,461   $  409,037   $  426,539         $   233,777
Long-term debt, net of current maturities             $  151,540   $  179,908   $  181,256   $  202,450         $    52,120
Stockholders' equity/(3)/                             $  155,610   $  156,935   $  161,527   $  153,667         $   128,493

/(1)/ Data for U.S. Xpress includes data for all truckload operations, including the following from their date of acquisition: JTI, Inc. in April 1997; Victory Express, Inc. in January 1998; and PST Vans, Inc. in August 1998.
/(2)/ Average revenue per mile and average revenue per tractor per week are net of fuel surcharges. Tractor and trailer data includes owned, leased and owner-operated.
/(3)/ Reflects the sale by the Company of 2,885,000 shares of Class A Common Stock during the 1997 transition period. Reflects in fiscal 1999 and 1998, the issuance of 41,901 and 994,447 shares of Class A Common Stock, respectively, in connection with the purchase of PST. Reflects the repurchase of 925,100, 485,000 and 1,134,289 shares of Class A Common Stock in fiscal 2000, 1999 and 1998, respectively.
/(4)/ Effective December 31, 1997, the Company changed its fiscal year-end to December 31 from March 31. As a result, the transition period ended December 31, 1997 is a nine-month period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                      Year Ended December 31,
                                                         2001                   2000               1999
                                                      ----------------------------------------------------
Operating Revenue                                       100.0 %                100.0%             100.0%
                                                      ----------------------------------------------------

Operating Expenses:
   Salaries, wages and benefits                          38.2                   37.0               39.2
   Fuel and fuel taxes                                   15.9                   17.3               14.2
   Vehicle rents                                          8.5                    7.6                7.7
   Depreciation and amortization, net of gain/loss        4.4                    4.4                4.1
   Purchased transportation                              13.2                   13.2               11.8
   Operating expense and supplies                         6.4                    6.5                6.3
   Insurance premiums and claims                          4.0                    3.7                3.6
   Operating taxes and licenses                           1.8                    1.7                2.1
   Communications and utilities                           1.4                    1.4                1.7
   General and other operating expenses                   4.5                    4.7                4.8
                                                      ----------------------------------------------------
   Total operating expenses                              98.3                   97.5               95.5
                                                      ----------------------------------------------------

Income from Operations                                    1.7                    2.5                4.5


Interest expense, net                                     1.9                    1.9                1.8
                                                      ----------------------------------------------------

Income (Loss) before income tax provision                (0.2)                   0.6                2.7

Income taxes                                             (0.1)                   0.3                1.1
                                                      ----------------------------------------------------

Net Income (Loss)                                        (0.1)%                  0.3%               1.6%
                                                      ====================================================

Comparison of the Year Ended December 31, 2001 to the Year Ended
December 31, 2000

Operating revenue in 2001 increased $10.9 million, or 1.4%, to $798.0 million, compared to $787.1 million in 2000. U.S. Xpress revenue increased $3.3 million, or 0.5%, due primarily to a 0.9% increase in revenue miles and a 0.2% increase in average revenue per mile, net of fuel surcharges, to $1.222 from $1.220 in 2000, offset by a $3.6 million decrease in fuel surcharge revenue. CSI/Crown revenues increased $24.9 million, or 42.8%. This increase reflects a $25.8 million increase due primarily to the revenues of the new deferred air business, which began operations in February 2001. Intersegment revenue in 2001 increased $17.3 million compared to 2000, due to truckload services provided by U.S. Xpress for the deferred air business of CSI/Crown.

Operating expenses represented 98.3% of operating revenue for 2001, compared to 97.5% during 2000.

Salaries, wages and benefits as a percentage of revenue were 38.2% during 2001, compared to 37.0% during 2000. U.S. Xpress wages increased $7.6 million, due primarily to increases in workers compensation premiums and claims and group health claims, combined with a 1.4% increase in Company driver miles to 544.1 million miles in 2001, compared to 536.7 million miles in 2000. CSI/Crown wages increased $6.5 million due primarily to the expansion of the new deferred air services, which were introduced in February 2001.

Fuel and fuel taxes as a percentage of operating revenue were 15.9% during 2001, compared to 17.3% during 2000. This decrease was primarily due to the approximate 7% decrease in average fuel price per gallon. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

Vehicle rents as a percentage of operating revenue were 8.5% during 2001, compared to 7.6% during 2000.This increase is due to a 10.9% increase in the average number of tractors leased and a 23.1% increase in the average number of trailers leased during 2001, compared to 2000. Depreciation and amortization as a percentage of operating revenue were 4.4% for 2001 and 2000. Depreciation for revenue equipment decreased 10.0% during 2001, to $21.5 million, compared to $23.9 million during 2000. Other depreciation and amortization increased 26.0% during 2001, to $13.6 million, compared to $10.8 million during 2000. This increase was primarily attributable to increased amortization of other operating assets and deferred loan costs. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue equipment for 2001 were $.2 million, compared to a gain of $.3 million in 2000. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.9% during 2001, compared to 12.0% during 2000.

Purchased transportation as a percentage of revenue was 13.2% during 2001 and 2000. During 2001, owner-operator miles increased 3.8%, or 3.6 million miles, to
98.9 million miles compared to 95.3 million miles in 2000. The increase in owner-operator miles was offset by the Company's contribution of the logistics business to Transplace, Inc. in July 2000. Most of the costs associated with the logistics business contributed to Transplace were reflected in purchased transportation.

Operating taxes and licenses as a percentage of revenue were 1.8% during 2001, compared to 1.7% in 2000. This increase was primarily due to the 4.3% increase in average number of tractors, combined with a 3.4% decrease in utilization as measured by revenue per tractor per week.

Insurance premiums and claims as a percentage of operating revenue were 4.0% during 2001, compared to 3.7% during 2000. The increase is due primarily to an increase in premiums and claims related to liability and physical damage insurance.

General and other operating expenses as a percentage of operating revenue were 4.5% during 2001, compared to 4.7% during 2000. During 2000, the Company recorded a one-time charge of $2.0 million, due to the write-off of outstanding receivables and other related expenses of a long-term customer.

Income from operations for 2001 decreased $6.4 million, or 32.4%, to $13.5 million from $19.9 million during 2000. As a percentage of operating revenue, income from operations was 1.7% for 2001 and 2.5% for 2000.

Comparison of the Year Ended December 31, 2000 to the Year Ended
December 31, 1999

Operating revenue in 2000 increased $78.9 million, or 11.1%, to $787.1 million, compared to $708.2 million in 1999. U.S. Xpress revenue increased $78.4 million, or 12.1%, due primarily to a 7.4% increase in revenue miles, a 2.3% increase in average revenue per mile, net of fuel surcharges, to $1.220 from $1.193 in 1999 and a $27.4 million increase in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 281, or 6.0%, to 4,932 from 4,651, and a 3.5% increase in utilization as measured by revenue per tractor per week. CSI/Crown revenues increased $.4 million due primarily to a 6.5% linehaul rate increase.

Operating expenses represented 97.5% of operating revenue for 2000, compared to 95.5% during 1999.

Salaries, wages and benefits as a percentage of revenue were 37.0% during 2000, compared to 39.2% during 1999. The decrease was primarily attributable to the increase in the number of owner-operators, which accounted for 13.6% of the Company's total fleet in 2000, compared to 10.5% during 1999. The average number of owner-operators increased to 673 in 2000, compared to 487 in 1999. All owner-operator expenses are reflected as purchased transportation.

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

Vehicle rents as a percentage of operating revenue were 7.6% during 2000, compared to 7.7% during 1999. Depreciation and amortization as a percentage of operating revenue were 4.4% for 2000, compared to 4.1% during 1999. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net gains from the sale of revenue equipment for 2000 were $.3 million, compared to a gain of $.8 million in 1999. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.0% during 2000, compared to 11.8% during 1999.

Purchased transportation as a percentage of operating revenue was 13.2% during 2000, compared to 11.8% during 1999. The increase was primarily due to an increase in the average owner-operator fleet to 673 for 2000, compared to 487 in 1999. Owner-operators provide a tractor and driver incurring substantially all of their operating expenses in exchange for a fixed payment per mile, which is included in purchased transportation. Owner-operator miles increased to 95.3 million miles in 2000, compared to 66.9 million miles in 1999.

Insurance premiums and claims as a percentage of operating revenue were 3.7% during 2000, compared to 3.6% during 1999. The increase is due primarily to an increase in premiums and increases in claims and losses related to cargo and physical damage.

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

General and other operating expenses as a percentage of operating revenue were 4.7% during 2000, compared to 4.8% during 1999. During 2000, the Company recorded a one-time charge of $2.0 million, due to the write-off of outstanding receivables and other related expenses of a long-term customer. During 1999, the Company recorded a one-time charge of $1.3 million related to the settlement of litigation with a professional employer organization that formerly administered the Company's payroll and benefit systems.

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

The Company's effective tax rate increased to 53.9% in 2000, compared to 40.5% for 1999, due primarily to non-deductible goodwill amortization being a larger percentage of income before income taxes.

Special Considerations
The trucking industry is affected by economic risks and uncertainties, some of which are beyond its control. These include economic recessions and downturns in customers' business cycles, increases in fuel prices, the availability of qualified drivers and fluctuations in interest rates.

The trucking industry is highly competitive and includes numerous regional, inter-regional and national truckload carriers. Some of these carriers have greater financial resources, equipment and freight capacity than the Company. Management believes its strategies of controlled growth and focused marketing will provide freight at sufficient volumes and prices to be profitable. Changes in economic conditions could reduce both the amount of freight available and freight rates, which could have a material adverse effect on the Company's results.

Fuel is one of the Company's largest expenditures. Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Many of the Company's customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $25.9 million of fuel surcharge revenue for the year ended December 31, 2001, compared to $29.5 million for the same period in
2000). However, there is no assurance that such fuel surcharges can be used to offset future increases in fuel prices. Additionally, at times, fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel.

Competition for available qualified drivers in the truckload industry is intense and will likely remain so for the foreseeable future. The Company and many of its competitors experience high rates of turnover and occasionally have difficulty in attracting and retaining qualified drivers in sufficient numbers to operate all available equipment. Management believes the Company's current pay structure, benefits, policies and procedures related to drivers are effective in attracting and retaining drivers. However, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future. The inability to attract and retain qualified drivers would have a material adverse effect on the Company's results.

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

The Company is self-insured for cargo loss, damage, liability (personal injury and property damage) and workers' compensation claims within the Company's established retention levels. The current retention level per occurrence is $200,000 for Cargo Loss and $250,000 for Workers' Compensation. The first retention level for Liability is $250,000 per claim. The Company also carries the risk for the $1 million to $3 million level of cost per occurrence. If the number of claims or severity of claims for which the Company is self-insured increase from historical levels, operating results could be adversely affected. Also, the Company maintains insurance with licensed insurance companies above the amounts for which it is self-insured. After several years of aggressive pricing, insurance carriers have raised premiums, which have increased the Company's insurance and claims expense. If these expenses continue to increase and the Company is unable to offset the increase with higher freight rates, earnings could be materially and adversely affected.

The Company is regulated by the United States Department of Transportation ("DOT"). The DOT has broad powers and generally governs activities such as authorization to engage in motor carrier operations, safety and other matters. The Company may be subjected to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other items mandated by the DOT. For example, new engine emissions standards will become effective for truck engine manufacturers in October 2002. These new engines have not been available for adequate testing and may be more costly and less fuel-efficient.

Liquidity and Capital Resources
The Company's primary sources of liquidity and capital resources during 2001 were funds provided by operations, borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions. In December 2001, the Company entered into approximately $107.0 million in equipment installment notes, the proceeds of which were used primarily to reduce borrowings under the Company's revolving line of credit. In connection therewith, the Company's revolving line of credit with a syndicate of banks was amended. Under the terms of the amended agreement, the facility was reduced from $190 million to $87 million, and the maturity date was extended to July 2003. In June 2002, the amended facility will be reduced to $80 million. At December 31, 2001, the weighted average interest rate on the line of credit was 5.40%, and $23.3 million was available for borrowing. Interest on outstanding borrowings is based upon the London Interbank Offered Rate plus 3.5%. The facility is collateralized by accounts receivable and substantially all other assets of the Company, not otherwise encumbered.

In September 2000, the Company entered into a long-term loan agreement for $10.0 million to finance the new Colton, California terminal facility. The term of the loan is 10 years, with amortization based on 20 years, and carries a variable interest rate that is based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

In 2002, the Company's primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and long-term operating lease financing for the acquisition of revenue equipment.

Cash generated from operations decreased to $43.5 million in 2001 from $54.7 million in 2000, due in part to a $5.9 million decline in pretax income. Net cash used in investing activities was $13.1 million in 2001 and $49.2 million in 2000. Such amounts were used primarily to acquire net revenue equipment and, in 2000, for the acquisition and construction of the new Colton, California terminal facility. During 2000, the Company made a $5.0 million cash investment to acquire a 13% equity interest in Transplace. In 2001, $53.4 million was used to acquire additional property and equipment, compared to $56.2 million in 2000. Proceeds from the sale of property and equipment were $40.2 million in 2001, compared to $12.0 million in 2000. The increase in proceeds in 2001 reflects a greater number of owned revenue equipment dispositions compared to 2000. During 2000 a significant portion of revenue equipment dispositions were related to leased equipment.

Net cash used in financing activities was $22.2 million in 2001 and $5.7 million in 2000. Borrowings under the line of credit were reduced by $123.2 million, primarily with the proceeds of $106.8 million from equipment installment notes in 2001 and $9.8 million in 2000. As authorized by the Company's board of directors, 925,100 shares of the Company's Class A Common Stock were repurchased in 2000 for $7.1 million.

Management believes that funds provided by operations, borrowings under its lines of credit, equipment installment loans and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through 2002.

The following table represents the Company's outstanding contractual obligations at December 31, 2001 excluding letters of credit. Letters of credit of $18,660 were outstanding at December 31, 2001. The letters of credit are maintained primarily to support the Company's insurance program and are renewed on an annual basis.


     -------------------------------------------------------------------------------------------------------------------
                                                                           Payments Due By Period
                                                  ----------------------------------------------------------------------
          Contractual Obligations                                   Less than
                                                     Total           1 year      1-3 years    4-5 years   After 5 years
     -------------------------------------------------------------------------------------------------------------------
      Long-Term Debt                                  $  160,163   $   23,355   $   81,310   $   29,169       $   26,329
     -------------------------------------------------------------------------------------------------------------------
      Capital Lease Obligations                           14,868          136       13,691          632              409
     -------------------------------------------------------------------------------------------------------------------
      Operating Leases - Revenue Equipment               120,112       57,380       55,803        4,906            2,023
     -------------------------------------------------------------------------------------------------------------------
      Operating Leases - Other                            32,335        9,284       12,997        7,592            2,462
     -------------------------------------------------------------------------------------------------------------------
      Total Contractual Cash Obligations              $  327,478   $   90,155   $  163,801   $   42,299       $   31,223
     -------------------------------------------------------------------------------------------------------------------


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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented or exchanged. The Standards require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 requires that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations and assets of the entity. The Company is required to adopt SFAS 142 effective January 1, 2002. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 will decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations if an impairment occurs. Management is currently evaluating the effect of this Statement on the Company's results of operations and financial position.


In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be determined when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002 and is currently evaluating its impact.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has interest rate exposure arising from the Company's variable rate debt. At December 31, 2001, the Company had $68.1 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. If interest rates on the Company's existing variable rate debt, after considering interest rate swaps, were to increase by 10% from their December 31, 2001 rates for the next twelve months, there would be no material adverse impact on the Company's results of operations.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Report of Independent Public Accountants


To U.S. Xpress Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP


Chattanooga, Tennessee
January 29, 2002

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                          Year Ended December 31,
                                                                   ---------------------------------------
                                                                      2001         2000         1999
----------------------------------------------------------------------------------------------------------
Operating Revenue                                                  $  798,032   $  787,085   $  708,212
                                                                   ---------------------------------------

Operating Expenses:
   Salaries, wages and benefits                                       304,687      290,862      278,011
   Fuel and fuel taxes                                                126,737      135,992      100,295
   Vehicle rents                                                       67,754       59,440       54,522
   Depreciation and amortization, net of gain/loss on
    disposition of equipment                                           35,345       34,430       29,250
   Purchased transportation                                           105,623      104,279       83,897
   Operating expenses and supplies                                     51,195       51,382       44,629
   Insurance premiums and claims                                       32,277       29,020       25,490
   Operating taxes and licenses                                        14,154       13,542       14,709
   Communications and utilities                                        11,556       11,216       12,174
   General and other operating expenses (Note 3)                       35,225       36,991       33,708
                                                                   ---------------------------------------
      Total operating expenses                                        784,553      767,154      676,685
                                                                   ---------------------------------------

Income from Operations                                                 13,479       19,931       31,527

Interest Expense, net                                                  14,937       15,449       12,388
                                                                   ---------------------------------------

Income (Loss) Before Income Tax Provision                              (1,458)       4,482       19,139

Income Tax Provision (Benefit)                                           (330)       2,417        7,758
                                                                   ---------------------------------------

Net Income (Loss)                                                  $   (1,128)  $    2,065   $   11,381
                                                                   =======================================

Earnings (Loss) Per Share - basic                                  $     (.08)  $      .15   $      .77
                                                                   =======================================
Weighted average shares - basic                                        13,757       14,095       14,785
                                                                   =======================================

Earnings (Loss) Per Share - diluted                                $     (.08)  $      .15   $      .77
                                                                   =======================================
Weighted average shares - diluted                                      13,757       14,148       14,852
                                                                   =======================================


The accompanying notes are an integral part of these consolidated statements.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                                   December 31,
                                                                                              ----------------------
                                                                                                2001         2000
--------------------------------------------------------------------------------------------------------------------
Assets
   Current Assets
      Cash and cash equivalents                                                              $    8,185   $       34
      Customer receivables, net of allowance of $3,419 and $4,019 in 2001 and 2000,
      respectively                                                                               83,296       89,184
      Other receivables                                                                           7,824       14,294
      Prepaid insurance and licenses                                                              5,112        2,664
      Operating and installation supplies                                                         3,833        4,312
      Deferred income taxes                                                                       1,406        2,249
      Other current assets                                                                        6,594        4,051
                                                                                             ----------   ----------
           Total current assets                                                                 116,250      116,788
                                                                                             ----------   ----------
   Property and Equipment, at cost                                                              299,208      315,480
      Less accumulated depreciation and amortization                                            (84,926)     (96,578)
                                                                                             ----------   ----------
           Net property and equipment                                                           214,282      218,902
                                                                                             ----------   ----------
   Other Assets
      Goodwill, net                                                                              68,875       70,717
      Investment in Transplace                                                                    5,815        5,815
      Other                                                                                      12,246       11,239
                                                                                             ----------   ----------
           Total other assets                                                                    86,936       87,771
                                                                                             ----------   ----------
                  Total Assets                                                               $  417,468   $  423,461
                                                                                             ==========   ==========
Liabilities and Stockholders' Equity
   Current Liabilities
      Accounts payable                                                                       $   15,402   $   19,060
      Book overdraft                                                                                  -        2,940
      Accrued wages and benefits                                                                  9,299        8,523
      Claims and insurance accruals                                                              13,590        8,704
      Other accrued liabilities                                                                   3,376        3,190
      Current maturities of long-term debt                                                       23,491        1,501
                                                                                             ----------   ----------
           Total current liabilities                                                             65,158       43,918
                                                                                             ----------   ----------
   Long-Term Debt, net of current maturities                                                    151,540      179,908
                                                                                             ----------   ----------
   Deferred Income Taxes                                                                         41,852       40,121
                                                                                             ----------   ----------
   Other Long-Term Liabilities                                                                    3,308        2,579
                                                                                             ----------   ----------
   Commitments and Contingencies (Notes 8 and 10)
   Stockholders' Equity
      Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued                 --           --
      Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 13,300,466
        and 13,210,467 shares issued at December 31, 2001 and 2000, respectively                    133          132
      Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
        shares issued and outstanding at December 31, 2001 and 2000                                  30           30
      Additional paid-in capital                                                                105,586      105,124
      Retained earnings                                                                          75,669       76,797
      Other comprehensive loss                                                                     (778)          --
      Treasury Stock, Class A, at cost (2,544,389 shares at
        December 31, 2001 and 2000)                                                             (24,483)     (24,483)
      Notes receivable from stockholders                                                           (211)        (233)
      Unamortized compensation on restricted stock                                                 (336)        (432)
                                                                                             ----------   ----------
           Total stockholders' equity                                                           155,610      156,935
                                                                                             ----------   ----------
                  Total Liabilities and Stockholders' Equity                                 $  417,468   $  423,461
                                                                                             ==========   ==========

The accompanying notes are an integral part of these consolidated balance sheets.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Year Ended December 31,
                                                                                    -------------------------------------
                                                                                      2001          2000          1999
-------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                                               $   (1,128)   $    2,065    $   11,381
   Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
      Deferred income tax provision (benefit)                                           2,574        10,275         1,181
      Depreciation and amortization                                                    35,119        34,711        30,014
      (Gain)/loss on disposition of equipment                                             226          (281)         (764)
      Changes in operating assets and liabilities, net of acquisitions:
         Receivables                                                                   12,358         6,655         4,113
         Prepaid insurance and licenses                                                (2,448)         (586)           54
         Operating and installation supplies                                            1,029         1,807          (616)
         Other assets                                                                  (8,399)       (5,850)       (4,058)
         Accounts payable and other accrued liabilities                                 3,057         4,527        (7,424)
         Accrued wages and benefits                                                       776         1,306           606
         Other                                                                            317            86            56
                                                                                   --------------------------------------
         Net cash provided by operating activities                                     43,481        54,715        34,543
                                                                                   --------------------------------------
Cash Flows from Investing Activities:
  Payments for purchases of property and equipment                                    (53,400)      (56,187)      (74,622)
  Proceeds from sales of property and equipment                                        40,231        11,966        60,773
  Repayment of notes receivable from stockholders                                          22            --            --
  Acquisition of business, net of cash acquired                                            --            --        (1,798)
  Investment in Transplace                                                                 --        (5,000)           --
                                                                                   --------------------------------------
         Net cash used in investing activities                                        (13,147)      (49,221)      (15,647)
                                                                                   --------------------------------------
Cash Flows from Financing Activities:
  Net repayments under lines of credit                                               (123,199)       (9,801)      (21,000)
  Borrowings under long-term debt agreements                                          106,839        10,000            --
  Payments of long-term debt                                                           (3,317)       (1,229)         (852)
  Book overdraft                                                                       (2,940)        2,054           886
  Proceeds from exercise of stock options                                                 103             8            --
  Proceeds from issuance of common stock                                                  331           340           242
  Purchase of Class A Common Stock                                                         --        (7,091)       (4,526)
                                                                                   --------------------------------------
         Net cash used in financing activities                                        (22,183)       (5,719)      (25,250)
                                                                                   --------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                    8,151          (225)       (6,354)
Cash and Cash Equivalents, beginning of year                                               34           259         6,613
                                                                                   --------------------------------------
Cash and Cash Equivalents, end of year                                             $    8,185    $       34    $      259
                                                                                   ======================================
Supplemental Information:
  Cash paid during the year for interest, net of capitalized interest              $   14,943    $   16,003    $   12,838
                                                                                   ======================================
  Cash (refunded) paid during the year for income taxes, net                       $   (8,365)   $   (1,452)   $    6,967
                                                                                   ======================================
  Addition to property and equipment financed through capital
    lease obligation                                                               $   13,299    $       --    $       --
                                                                                   ======================================

The accompanying notes are an integral part of these consolidated statements.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                                   Notes      Unamortized
                                                                  Additional                     Receivable  Compensation
                                                  Common Stock      Paid-In  Retained  Treasury     From     On Restricted
                                                  ------------
                                                Class A  Class B    Capital  Earnings    Stock  Stockholders     Stock       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                      $   130  $    30   $103,255  $ 63,351  $(12,866)  $   (233)     $     --   $153,667
 Net income                                          --       --         --    11,381        --         --            --     11,381
 Issuance of 5,068 shares of Class A Common
  Stock for non-employee director compensation       --       --         56        --        --         --            --         56
 Issuance of 22,709 shares of Class A
  Common Stock for employee stock purchase plan      --       --        242        --        --         --            --        242
 Issuance of 41,901 shares of Class A Common
  Stock for PST acquisition                           1       --        706        --        --         --            --        707
 Repurchase of 485,000 shares of Class A
  Common Stock                                       --       --         --        --    (4,526)        --            --     (4,526)
                                                ------------------------------------------------------------------------------------
Balance, December 31, 1999                          131       30    104,259    74,732   (17,392)      (233)           --    161,527
 Net income                                          --       --         --     2,065        --         --            --      2,065
 Issuance of 5,322 shares of Class A
  Common Stock for non-employee director
  compensation                                       --       --         38        --        --         --            --         38
 Proceeds from exercise of 1,200 options             --       --          8        --        --         --            --          8
 Issuance of 56,400 shares of Class A
  Common Stock for employee stock purchase plan      --       --        340        --        --         --            --        340
 Issuance of 60,000 shares of restricted
  Class A Common Stock to officers                    1       --        479        --        --         --          (480)        --
 Amortization of restricted stock                    --       --         --        --        --         --            48         48
 Repurchase of 925,100 shares of
   Class A Common Stock                              --       --         --        --    (7,091)        --            --     (7,091)
                                                ------------------------------------------------------------------------------------
Balance, December 31, 2000                          132       30    105,124    76,797   (24,483)      (233)         (432)   156,935
 Net loss                                            --       --         --    (1,128)       --         --                   (1,128)
 Issuance of 4,258 shares of Class A
  Common Stock for non-employee director
  compensation                                       --       --         29        --        --         --            --         29
 Issuance of 70,491 shares of Class A
  Common Stock for employee stock purchase plan       1       --        330        --        --         --            --        331
 Proceeds from exercise of 15,250 options            --       --        103        --        --         --            --        103
 Other comprehensive loss, net of tax                --       --         --      (778)       --         --            --       (778)
 Repayment of notes receivable from stockholders     --       --         --        --        --         22            --         22
 Amortization of restricted stock                    --       --         --        --        --         --            96         96
                                                ------------------------------------------------------------------------------------
Balance, December 31, 2001                      $   133  $    30   $105,586  $ 74,891  $(24,483)  $   (211)     $   (336)  $155,610
                                                ====================================================================================

 The accompanying notes are an integral part of these consolidated statements.

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands, except per share amounts)


1.   Organization and Operations

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments. U.S. Xpress, Inc. ("U.S. Xpress") is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown, Inc. ("CSI/Crown") provides transportation services primarily to the floorcovering industry and deferred airfreight logistics services from airport to airport.


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

Operating and Installation Supplies

Operating supplies consist primarily of tires, parts, materials and supplies for servicing the Company's revenue and service equipment. Installation supplies consist of various accessories used in the installation of floor coverings and are held for sale at various CSI/Crown distribution centers. Operating and installation supplies are recorded at the lower of cost (on a first-in, first-out basis) or market. Tires and tubes purchased as part of revenue and service equipment are capitalized as part of the cost of the equipment. Replacement tires and tubes are charged to expense when placed in service.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value). The cost and lives at December 31, 2001 and 2000 are as follows:

                                                                  Cost
                                                         ----------------------
                                            Lives            2001       2000
                                        -------------    ----------   ---------
      Land and buildings                 10-30 years     $  44,768    $  24,952
      Revenue and service equipment       3-7 years        216,934      249,773
      Furniture and equipment             3-7 years         19,758       21,299
      Leasehold improvements              5-6 years         17,748       19,456
                                                         ---------    ---------
                                                         $ 299,208    $ 315,480
                                                         =========    =========

The Company recognized $28,445, $30,593 and $27,101 in depreciation expense in 2001, 2000 and 1999, respectively. Gains/(losses) on sale of equipment of $(226), $281 and $764 for 2001, 2000 and 1999, respectively, are included in depreciation and amortization expense in the consolidated statements of operations. The Company capitalized $41 and $483 of interest in 2001 and 2000, respectively.

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

Goodwill
The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill and has been amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company continually evaluates whether subsequent events and circumstances have occurred that indicate the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $1,842, $1,999 and $1,977 of goodwill amortization expense in 2001, 2000 and 1999, respectively. Accumulated amortization was $8,258, and $6,416 at December 31, 2001 and 2000, respectively.

Deferred Financing Costs
Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing, and are being amortized over the terms of the respective obligation. Amortization expense was $1,931, $387 and $175 in 2001, 2000 and 1999, respectively. Accumulated amortization was $2,347 and $707 as of December 2001 and 2000, respectively.

Computer Software
The Company accounts for computer software in accordance with the AICPA's Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Computer software is included in other long-term assets and is being amortized on a straight-line basis over three years. The Company recognized $2,901, $1,732 and $761 of amortization expense in 2001, 2000 and 1999, respectively. Accumulated amortization was $5,852 and $3,461 at December 31, 2001 and 2000, respectively.

Book Overdraft
Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Investment in Transplace
On July 1, 2000, the Company and five other large transportation companies merged their logistics business units into a commonly owned, Internet-based global transportation logistics company, Transplace. The Company's approximate 13% interest is carried on a cost basis. See Note 9 regarding certain relationships and related transactions.

Claims and Insurance Accruals
Claims and insurance accruals consist of cargo loss, damage, liability (personal injury and property damage) and workers' compensation claims within the Company's established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2001 and 2000, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, damage, liability and workers' compensation claims are estimated based on the Company's evaluation of the type and severity of individual claims.

Other Long-Term Liabilities
Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At December 31, 2001 and 2000, other long-term liabilities include deferred credits of $1,650 and $2,231, respectively.

Earnings Per Share
The difference between basic and diluted earnings per share is due to the assumed conversion of dilutive outstanding options resulting in approximately 53,000 and 67,000 equivalent shares in 2000 and 1999, respectively. Due to the loss in 2001, the outstanding options are anti-dilutive and are not considered in earnings per share.

Stock-Based Compensation The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has elected the disclosure option of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

Recent Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" (collectively the "Standards"). The Standards are effective for fiscal years beginning after December 15, 2001. SFAS No. 141 requires companies to recognize acquired identifiable assets separately from goodwill if control over the future economic benefits of the assets results from contractual or other legal rights or the intangible asset is capable of being separated or divided and sold, transferred, licensed, rented or exchanged. The Standards require the value of a separately identifiable intangible asset meeting any of the criteria to be measured at its fair value. SFAS No. 142 requires that goodwill not be amortized and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished, physically and operationally and for internal reporting purposes, from the other activities, operations and assets of the entity. The Company is required to adopt SFAS 142 effective January 1, 2002. Based on the current levels of goodwill, the adoption of the Standards in fiscal 2002 will decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations if an impairment occurs. Management is currently evaluating the effect of this Statement on the Company's results of operations and financial position.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be disposed of" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be determined when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002 and is currently evaluating its impact.

Reclassifications
Certain reclassifications have been made in the prior year financial statements to conform to the 2001 presentation.

3.  Certain Transactions

In December 2000, the Company recorded a one-time, pre-tax charge of $2,000 to general and other operating expenses related to the write-off of outstanding receivables with Dedicated Transportation Services, Inc. and other related expenses.

On May 27, 1999, a settlement agreement and release was completed between the Company and Employee Solutions, Inc., pursuant to which certain pending claims between the Company and ESI were resolved. As a result of the settlement, the Company recorded a charge to general and other operating expenses of $1,250 in 1999.

4.  Acquisitions

Under the terms of the purchase agreements for acquisitions prior to 1999 and in settlement of certain contingent purchase price arrangements, the Company recorded approximately $4,000 of additional consideration in 1999, of which approximately $1,800 was paid in cash.

5.  Income Taxes

The income tax provision (benefit) for 2001, 2000 and 1999 consisted of the following:

                                 2001            2000             1999
                           --------------------------------------------
       Current:
             Federal      $    (3,139)     $    (7,976)        $  5,979
             State                235              118              598
                           --------------------------------------------
                               (2,904)          (7,858)           6,577
       Deferred                 2,574           10,275            1,181
                           --------------------------------------------
                          $      (330)     $     2,417         $  7,758
                           ============================================

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

                                                                        2001        2000           1999
                                                                   -------------------------------------
       Federal income tax at statutory rate                        $    (510)   $   1,524      $   6,699
       State income taxes, net of federal income tax benefit             (38)          78            395
       Nondeductible goodwill amortization                               391          553            548
       Other, net                                                       (173)         262            116
                                                                     -----------------------------------
             Income tax provision (benefit)                        $    (330)   $   2,417      $   7,758
                                                                    ====================================

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2001 and 2000 consisted of the following:

                                                                2001          2000
                                                             ----------------------
       Deferred tax assets:
             Allowance for doubtful accounts                 $      --    $     567
             Insurance and claims reserves                       2,255        2,307
             Alternative minimum tax credit carry forwards       5,416        4,808
             Other reserves                                        323          200
             Net operating loss carry forwards                   5,338        5,687
             Other                                                  17          794
                                                             ----------------------
                  Total deferred tax assets                  $  13,349    $  14,363
                                                             ======================
       Deferred tax liabilities:
             Allowance for doubtful accounts                 $     359    $      --
             Book over tax basis of property and equipment      45,061       44,025
             Deductible goodwill amortization                    7,127        7,312
             Prepaid license fees                                  306          269
             Other                                                 942          629
                                                             ----------------------
                  Total deferred tax liabilities             $  53,795    $  52,235
                                                             ======================

At December 31, 2001, the Company had approximately $8,951 of net operating loss ("NOL") carry forwards from the PST acquisition, which will expire in 2010 and 2011. The utilization of the NOL carry forwards is limited to future taxable income. Management believes it will be able to utilize the NOL carry forwards prior to their expiration. The Company also has approximately $5,416 of alternative minimum tax ("AMT") credit carry forwards. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company's regular tax liability exceeds the AMT liability for such future years.

6.  Long-Term Debt

Long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                                          2001              2000
                                                                                      ----------------------------
Obligation under line of credit with a group of banks, weighted average
   interest rate of 5.40% at December 31, 2001, maturing July 2003                  $   45,000        $  168,000
Installment notes with finance companies, weighted average interest rate of
   7.43% at December 31, 2001, due in monthly installments with final
   maturities at various dates ranging from December 2002 to September 2008            105,469                --
Mortgage note payable, interest rate of 4.19% at December 31, 2001, due in monthly installments through October 2010, with final
   payment of $7.1 million in October 2010                                               9,556             9,969
Capital lease obligation, interest rate of 5.4% at
   December 31, 2001, due July 2003                                                     13,299                --
Capital lease obligation maturing January 2008                                           1,569             1,676
Other                                                                                      138             1,764
                                                                                    ----------------------------
                                                                                       175,031           181,409
 Less:  current maturities of long-term debt                                           (23,491)           (1,501)
                                                                                    ----------------------------
                                                                                    $  151,540        $  179,908
                                                                                    ============================

In December 2001, the Company entered into approximately $107 million in equipment installment notes, the proceeds of which were used primarily to reduce borrowings under the Company's revolving line of credit. In connection therewith, the Company's revolving line of credit with a syndicate of banks was amended. Under the terms of the amended agreement, the facility was reduced from $190 million to $87 million, and the maturity date was extended to July 2003. In June 2002, the amended facility will be reduced to $80 million. Borrowings under the line of credit bear interest, at the option of the Company, equal to either
(i) the greater of the bank's prime rate or the federal funds rate plus 2.0% or
(ii) the rate offered in the Eurodollar market for amounts and periods comparable to the relevant loan plus 3.5%.

Borrowings (including letters of credit) under the line of credit are limited to a specified percentage of eligible accounts receivable and the net book value of specified revenue equipment. Letters of credit are limited to an aggregate of $25,000 under the line. The credit agreement is collateralized by substantially all of the assets of the Company not otherwise encumbered. Letters of credit outstanding at December 31, 2001 against the line of credit were $18,660. At December 31, 2001, $23,340 was available for borrowing under the facility.

During 1998, the Company entered into a long-term operating lease of a corporate office and operations facility. In connection with the amendment of the revolving credit facility in 2001, the Company amended the terms of the lease whereby the lease is now accounted for as a capital lease. Payments under the lease are based on LIBOR rates plus 3.5% with a final termination payment of $13.3 million due in July 2003.

Borrowings under the mortgage note payable bear interest based on the 30-day commercial paper rate, plus a margin. This rate can be converted to a fixed rate at any time up to September 2002.

The line of credit agreement subjects the Company to certain restrictions and financial covenants related to, among other matters, dividends, net worth, additional borrowings, acquisitions and dispositions and maintenance of certain financial ratios.

The aggregate annual maturities of long-term debt for each of the next five years are:

                    2002                  $ 23,491
                    ------------------------------
                    2003                    82,297
                    -------------------------------
                    2004                    12,704
                    ------------------------------
                    2005                    11,301
                    ------------------------------
                    2006                    18,500
                    ------------------------------

7.       Comprehensive Income (Loss)

  Comprehensive income (loss) consisted of the following components for the years ended December 31, 2001, 2000 and 1999, respectively:

                                                              2001       2000        1999
                                                              ----       ----        ----

          Net income (loss)                                $ (1,128)   $ 2,065    $ 11,381
          Net loss on current period cash flow hedges          (778)         0           0
                                                           --------    -------    --------
          Total                                            $ (1,906)   $ 2,065    $ 11,381
                                                           ========    =======    ========

8.       Leases

   The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through September 2009. Rental expense under non-cancelable operating leases was approximately $77,533, $65,950 and $60,335 for 2001, 2000 and 1999, respectively. Revenue equipment lease terms are generally 3 years for tractors and 5-7 years for trailers. Substantially all revenue equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term.

   Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are:

                        -------------------------------------------------
                                        Revenue
                                       Equipment     Other       Total
                        -------------------------------------------------
                          2002         $57,380      $9,284      $66,664
                        -------------------------------------------------
                          2003          40,128       6,759       46,887
                        -------------------------------------------------
                          2004          15,675       6,239       21,914
                        -------------------------------------------------
                          2005           2,883       4,722        7,605
                        -------------------------------------------------
                          2006           2,023       2,870        4,893
                        -------------------------------------------------
                          Thereafter     2,023       2,461        4,484
                        -------------------------------------------------

9.       Related Party Transactions

   The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $888, $851 and $868 was recognized in connection with these leases during 2001, 2000 and 1999, respectively.

   The two principal stockholders of the Company and certain partnerships controlled by their families own 100% of the outstanding common stock of Paragon Leasing LLC ("Paragon"). Paragon leased certain revenue and service equipment to the Company. Rent expense of approximately $326, $473 and $590 was recognized in connection with these leases during 2001, 2000 and 1999, respectively.

   The two principal stockholders of the Company and certain partnerships controlled by their families own 45% of the outstanding common stock of Transcommunications, Inc. ("Transcom"). Beginning in 1999, the Company began utilizing Transcom charge cards for over-the-road fuel purchases. The Company paid Transcom $230, $212 and $204 in fees for these services in 2001, 2000 and 1999 respectively. Transcom provides communications services to the Company and its drivers. Total payments by the Company to Transcom for these services were approximately $445, $511 and $441 in 2001, 2000 and 1999, respectively.

   On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company earned revenues of approximately $30.8 million and $12.6 million from Transplace in 2001 and 2000, respectively, for providing transportation services.

10.      Commitments and Contingencies

   The Company is a defendant in a lawsuit filed by Forward Air, Inc. ("Forward Air"), a deferred airfreight service provider, in the United States District Court in Greeneville, Tennessee, in which Forward Air has asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company's use of the name "Dedicated Xpress Services, Inc." In its lawsuit, Forward Air asserts that after Forward Air purchased the assets of Dedicated Transportation Services, Inc. ("DTSI"), an airfreight provider, the Company entered the deferred air freight logistics service business and is unfairly competing with Forward Air. Forward Air seeks unspecified damages and injunctive relief preventing the Company from using the name "Dedicated Xpress Services, Inc."

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

   The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the assessment of the likelihood of an adverse disposition of such matters, will not have a material adverse effect on the Company's financial position or results of operations.

   Letters of credit of $18,660 were outstanding at December 31, 2001. The letters of credit are maintained primarily to support the Company's insurance program (see Note 2). The Company pays commitment fees of 3.50% on the outstanding portion of the letters of credit.

11.      Derivative Financial Instruments

   The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company has designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The critical terms of the interest rate swap agreements and the related debt are different with regard to maturity date; therefore, the Company expects some hedge ineffectiveness in the hedge relationship. Changes in fair value of the interest rate agreements will be recognized in other comprehensive income until the hedged items are recognized in earnings.

   The adoption of SFAS No. 133 resulted in recording a cumulative effect of a change in accounting principle of $99. Due to the immateriality of this amount, the cumulative effect of adoption was not broken out separately in the Statement of Stockholders' Equity, but was included in other comprehensive loss for the year ended December 31, 2001. At December 31, 2001, the fair market value of the swap agreements decreased due primarily to a reduction in interest rates, and accumulated other comprehensive income was adjusted to an accumulated loss of $778, net of tax. For the year ended at December 31, 2001, the interest rate swaps were deemed to be partially ineffective cash flow hedges, and, accordingly, the Company recorded $192 of interest expense in the income statement related to the hedge ineffectiveness. Under these agreements, the Company receives interest payments at rates equal to LIBOR reset quarterly, and pays interest at fixed rates shown below:

         Notional     Fixed Rate    Variable Rate         Effective              Expiration
          Amounts      Component      Component              Date                   Date
          -------      ---------      -----------     -----------------      ------------------
         $10,000        5.730%          2.200%        February 6, 1998        February 6, 2003
          15,000        5.705           2.200         February 6, 1998        February 6, 2003
          10,000        5.145           2.200           August 6, 1999        February 6, 2003
          10,000        5.565           2.020        September 8, 1998       September 8, 2003

   The Company is exposed to credit losses, in the event of non-performance by the counterparties, to its interest rate swap agreements. The Company anticipates, however, that the counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit-worthiness of counterparties.

   The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. At December 31, 2001, the Company estimates the amount it would be required to pay to terminate the agreements approximates $1,639.

12.      Employee Benefit Plan

   The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of six years. The Company recognized $1,277, $1,127 and $1,425 in expense under this employee benefit plan for 2001, 2000 and 1999, respectively.

13.      Stockholders' Equity

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

   Stock Buyback
   As authorized by its Board of Directors, the Company purchased 925,100 and 485,000 shares of the Company's outstanding Class A Common Stock in the open market and in private transactions at a cost of $7,091 and $4,526 for 2000 and 1999, respectively.

   Incentive Stock Plan
   The Company maintains the U.S. Xpress Enterprises, Inc. Incentive Stock Plan (the "Plan"). The Plan provides for the issuance of shares of restricted common stock of the Company, as well as both incentive and nonstatutory stock options. There may be issued under the Plan (as restricted stock, in payment of performance grants or pursuant to the exercise of stock options) an aggregate of not more than 1,038,138 shares of Class A Common Stock. Participants of the Plan may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plan, the Company may issue restricted shares of common stock, grant options or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability or retirement of the employee.

   Under a 1993 sale of restricted stock to certain stockholder employees, notes receivable from stockholders were issued. The notes bear interest at 6% and are due to the Company upon demand.

   On July 1, 2000, 60,000 restricted shares of Class A Common Stock were issued to certain executive officers. The restrictions on these 60,000 shares expire ratably over a five-year period beginning July 3, 2001. Restrictions on these shares expire in the event of a change in control of the Company, or upon the death, disability or retirement of the employee.

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

   Employee Stock Purchase Plan
   In August 1997, the Company adopted an Employee Stock Purchase Plan (the "ESPP") through which employees meeting certain eligibility criteria may purchase shares of the Company's common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company's common stock, subject to certain limitations, at a 15% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25 per calendar year. The Company has reserved
   300,000 shares for issuance under the ESPP. In January and July 2001, employees purchased 22,042 and 48,449 shares of the Company's Class A Common Stock at $4.73 and $4.68 per share, respectively. In January and July 2000, employees purchased 30,899 and 25,501 shares of the Company's Class A Common Stock at $6.27 and $5.74 per share, respectively. In January and July 1999, employees purchased 9,752 and 12,957 shares of the Company's Class A Common Stock at $12.75 and $9.09 per share, respectively. At December 31, 2001, 124,392 shares were available for purchase under the ESPP. In January 2002, employees purchased 50,796 shares of the Company's Class A Common Stock at $5.76 per share.

   Stock Options
   Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. As options were granted at fair value, no compensation expense has been recognized. A summary of the Company's stock option activity for 2001, 2000 and 1999 follows:


                                                                                                        Weighted Average
                                                           Shares                Option Price            Exercise Price
                                                    -----------------------------------------------------------------------
        Outstanding at December 31, 1998                        357,126         $   4.72  -  $20.88             $  11.70
          Granted at market price                                51,300            10.13  -   15.00                13.13
          Canceled or expired                                   (14,000)           12.25  -   19.13                14.71
                                                        ---------------
        Outstanding at December 31, 1999                        394,426             4.72  -   20.88                11.78
          Granted at market price                               387,150             6.50  -    8.06                 7.11
          Exercised                                              (1,200)                       6.63                 6.63
          Canceled or expired                                   (73,950)            6.50  -   20.88                10.84
                                                        ---------------
        Outstanding at December 31, 2000                        706,426             4.72  -   20.88                 9.33
          Granted at market price                                50,600             6.88   -   7.10                 6.89
          Exercised                                             (15,250)            6.50  -    6.88                 6.75
          Canceled or expired                                   (76,000)            6.50  -   19.13                10.11
                                                        ---------------
        Outstanding at December 31, 2001                        665,776         $   4.72  -  $20.88             $   9.11
                                                        ===============


   For SFAS No. 123 purposes, the fair value of each option grant and each stock purchase right under the ESPP has been estimated as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rate of 5.09%, 6.44% and 5.26%, expected life of five years, expected dividend yield of 0% and expected volatility of 62.5%, 60% and 60%. Using these assumptions, the fair value of the awards granted in 2001, 2000 and 1999 is $453, $1,292 and $473, respectively, which would be amortized as compensation expense over the vesting period. Had compensation cost for the plan been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's pro forma net income (loss) would have been $(1,788), $1,592 and $11,083 for 2001, 2000 and 1999, respectively. Pro forma basic earnings
   (loss) per share would have been $(0.13), $0.11 and $0.75 for 2001, 2000 and 1999, respectively. Pro forma diluted earnings (loss) per share would have been $(0.13), $0.11 and $0.75 for the same periods.

   The weighted average fair value of options granted during 2001, 2000 and 1999 was $3.97, $4.10 and $7.42, respectively. Of the options outstanding at December 31, 2001, 489,076 have exercise prices between $4.72 and $8.06, with a weighted average exercise price of $6.77 and a weighted average remaining contractual life of 7.0 years. Of these options, 195,926 are exercisable at a weighted average exercise price of $6.11. Options to exercise 68,100 shares have exercise prices between $9.50 and $12.25, with a weighted average exercise price of $12.06 and a weighted average remaining contractual life of
   6.8 years. Of these options, 50,175 are exercisable at a weighted average exercise price of $12.08. Options to exercise the remaining 108,600 shares have exercise prices between $15.00 and $20.88, with a weighted average exercise price of $17.84 and a weighted average remaining contractual life of 6.0 years. Of these options, 63,600 were exercisable at a weighted average exercise price of $18.93. As of December 31, 2001, 309,701 of the options outstanding were exercisable with a weighted average exercise price of $9.71 per share. As of December 31, 2000, 235,731 of the options outstanding were exercisable with a weighted average exercise price of $10.11 per share. As of December 31, 1999, 209,564 of the options outstanding were exercisable with a weighted average exercise price of $9.13 per share.

14.      Fair Value of Financial Instruments

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

15.      Operating Segments

   The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation services to the floorcovering industry and deferred airfreight logistics services from airport to airport.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                                 U.S. Xpress        CSI/Crown       Consolidated
                                                 -----------        ---------       ------------
   1999
   ----
     Revenues - external customers            $      650,499    $      57,713    $       708,212
     Intersegment revenues                             5,530                0              5,530
     Operating income                                 28,869            2,658             31,527
     Depreciation and amortization                    28,932            1,082             30,014
     Total assets                                    390,922           18,115            409,037
     Capital expenditures                             74,180              442             74,622

   2000
   ----
     Revenues - external customers            $      728,924    $      58,161    $       787,085
     Intersegment revenues                             4,659                0              4,659
     Operating income                                 17,107            2,824             19,931
     Depreciation and amortization                    33,447            1,264             34,711
     Total assets                                    403,440           20,021            423,461
     Capital expenditures                             55,455              732             56,187

   2001
   ----
     Revenues - external customers            $      714,953    $      83,079    $       798,032
     Intersegment revenues                            21,942                0             21,942
     Operating income (loss)                          15,103           (1,624)            13,479
     Depreciation and amortization                    33,730            1,389             35,119
     Total assets                                    391,256           26,212            417,468
     Capital expenditures                             52,505              895             53,400


   The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $14,937, $15,449 and $12,388 in 2001, 2000 and 1999, respectively.

   The difference in consolidated depreciation and amortization as shown above and consolidated depreciation and amortization, net of gain/loss on disposition of equipment on the consolidated statements of operations is gain/(loss) on sale of equipment of $(226), $281 and $764 in 2001, 2000 and 1999, respectively.

16.      Quarterly Financial Data (Unaudited)

                                                                     Quarter Ended
                                               -----------------------------------------------------------
                                                March 31          June 30     September 30     December 31        Total
                                               -------------------------------------------------------------------------
 Year Ended December 31, 2001
 Operating revenue                              $ 186,478       $  202,541       $ 207,464      $  201,549     $  798,032
 Income from operations                             2,134            4,784           4,152           2,409         13,479
 Income (loss) before income taxes                 (2,031)             643             629            (699)        (1,458)
 Net income (loss)                                 (1,220)             387             304            (599)        (1,128)
 Earnings (loss) per share - basic                   (.09)             .03             .02            (.04)          (.08)
 Earnings (loss) per share - diluted                 (.09)             .03             .02            (.04)          (.08)

 Year Ended December 31, 2000
 Operating revenue                              $ 191,841       $  202,427       $ 197,135      $  195,682     $  787,085
 Income (loss) from operations                      4,842            9,122           6,626            (659)        19,931
 Income (loss) before income taxes                  1,447            5,150           2,481          (4,596)         4,482
 Net income (loss)                                    868            3,084           1,368          (3,255)         2,065
 Earnings (loss) per share - basic /(1)/             0.06             0.22            0.10           (0.24)          0.15
 Earnings (loss) per share - diluted /(1)/           0.06             0.22            0.10           (0.24)          0.15

 /(1)/ The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

No items have occurred within the 24 months prior to December 31, 2001 involving a change of accountants or disagreements on accounting and financial disclosure matters.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The section entitled "Nominees for Directorships" in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 14, 2002 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

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

               2.    Financial Statement Schedules:
                   Report of Independent Public Accountants
                   Schedule II - - Valuation and Qualifying Accounts

               3.    Exhibits:
                   See the Exhibit Index listing on Page 41 of this Form 10-K.

      (b)            Reports on Form 8-K

             A Form 8-K was filed on December 28, 2001 with the Securities and Exchange Commission to report the amendment of the Company's Revolving Credit Agreement and certain revenue equipment borrowings.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Xpress Enterprises, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of U.S. XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole.
Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


/s/ ARTHUR ANDERSEN LLP



Chattanooga, Tennessee

January 29, 2002
------------------

SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                               FOR THE YEARS ENDED
                        DECEMBER 31, 1999, 2000 AND 2001
                                 (In Thousands)

                                             Balance at
                                             Beginning       Charged to    Charged to                       Balance at End
Description                                  of Period     Cost/Expenses     Other /(1)/  Deductions/(2)/     of  Period
-------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED 12/31/99
      Reserve for doubtful accounts           $  3,751        $  1,419         $ 683       $ 2,598          $  3,255

FOR THE YEAR ENDED 12/31/00
      Reserve for doubtful accounts           $  3,255        $  4,500         $ 204       $ 3,940          $  4,019

FOR THE YEAR ENDED 12/31/01
      Reserve for doubtful accounts           $  4,019        $  1,223         $ 194       $ 2,017          $  3,419


/(1)/ For the year ended 12/31/99
         Recoveries on accounts written off                         $       283
         Final adjustment resulting from purchase of PST Vans               400
                                                                    -----------
                                                                    $       683
                                                                    ===========
      For the year ended 12/31/00
         Recoveries on accounts written off                         $       204
                                                                    ===========
      For the year ended 12/31/01
         Recoveries on accounts written off                         $       194
                                                                    ===========

/(2)/ Accounts written off

(c)      Exhibits

Exhibit No.       Description
-----------------------------

/(1)/   3.1       Restated Articles of Incorporation of the Company.

/(1)/   3.2       By-Laws of the Company.

/(1)/   4.1       Restated Articles of Incorporation of the Company filed as
                  Exhibit 3.1 and incorporated herein by reference.

/(1)/   4.2       By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

/(1)/   4.3       Stock Purchase Agreement dated June 10, 1993 by and among Max
                  L. Fuller, Patrick E. Quinn and the Company.

/(1)/   4.4       Agreement of Right of First Refusal with regard to Class B
                  Shares of the Company dated May 11, 1994 by and between Max L.
                  Fuller and Patrick E. Quinn.

/(1)/   10.1      Accounts Financing Agreement (Security  Agreement) dated
                  February 2, 1988, as amended, between Congress Financial Corp.
                  (Southern) and Southwest Motor Freight, Inc.

/(1)/   10.2      Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress,
                  Inc.

/(1)/   10.3      Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown
                  Transport Systems, Inc.

/(1)/   10.4      1993 Incentive Stock Plan of the Company.

/(1)/   10.5      Stock Option Agreement Under 1993 Incentive Stock Plan.

/(1)/   10.6      Stock Rights and Restrictions Agreement for Restricted Stock
                  Award Under 1993 Incentive Stock Plan.

/(1)/   10.7      Self-Funded Employee Benefits Plan Document of the Company.

/(1)/   10.8      Service Agreement dated May 2, 1994 by and between TTC,
                  Illinois, Inc. and the Company for the provision of leased personnel to the Company.

/(1)/   10.9      Salary Continuation Agreement dated June 10, 1993 by and
                  between the Company and Max L. Fuller.

/(1)/   10.10     Salary Continuation Agreement dated June 10, 1993 by and
                  between the Company and Patrick E. Quinn.

/(1)/   10.11     Stock Purchase Agreement dated November 28, 1990 by and
                  between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Southwest Motor Freight, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Southwest Motor
                  Freight, Inc.

/(1)/   10.12     Stock Purchase Agreement dated September 30, 1992 by and
                  between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Chattanooga Leasing, Inc.
                  held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Chattanooga Leasing, Inc.

/(1)/   10.13     Articles of Merger and Plan of Merger filed February 24, 1993, pursuant to which Chattanooga Leasing, Inc. was merged with and into Southwest Motor Freight, Inc.

Exhibit No.       Description
-----------------------------

/(1)/  10.14      Stock Purchase Agreement dated January 1, 1993 by and among
                  Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S.
                  Xpress, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress, Inc.

/(1)/  10.15      Stock Purchase Agreement dated January 1, 1993 by and among
                  Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress
                  Leasing, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress Leasing, Inc.

/(1)/  10.16      Stock Purchase Agreement dated March 10, 1994 by and between the Company and L.D. Miller, III for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc.
                  held by Mr. Miller, such stock constituting 40% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

/(1)/  10.17      Stock Purchase Agreement dated March 17, 1994 by and between the Company, Patrick E. Quinn and Max L. Fuller for the acquisition by the Company of the capital stock of Crown
                  Transport Systems, Inc. held by Messrs. Quinn and Fuller, such stock constituting 60% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

/(1)/  10.18      Stock Purchase Agreement dated March 18, 1994 by and between the Company and Ken Adams for the acquisition by the Company of 50% of the capital stock of Hall Systems, Inc. held by Mr.
                  Adams and the grant of an option to the Company to purchase the remaining 50% of the capital stock of Hall Systems, Inc.
                  from Mr. Adams, exercisable beginning April 1, 1997.

/(2)/  10.19      Software Acquisition Agreement dated September 15, 1994 by and among Qualcomm Incorporated, Xpress Data Services, Inc., U.S.
                  Xpress Enterprises, Inc., Patrick E. Quinn, Max L. Fuller,
                  Information Management Solutions, Inc. and James Coppinger.

/(3)/  10.20      Stock Purchase Agreement dated October 31, 1994 by and between the Company and Ken Frohlich for the acquisition by the Company of the capital stock of National Freight Systems, Inc.
                  held by Mr. Frohlich, such stock constituting all of the issued and outstanding capital stock of National Freight
                  Systems, Inc.

/(4)/  10.21      Asset Purchase Agreement with respect to acquisition of
                  CSI/Reeves, Inc.

/(5)/  10.22      Stock Purchase Agreement with respect to Hall Systems, Inc.

/(5)/  10.23      Credit Agreement with NationsBank.

/(6)/  10.24      Amendment No. 1 to Credit Agreement with NationsBank.

/(7)/  10.25      Asset Purchase Agreement dated June 18, 1996 with
                  respect to acquisition of Michael Lima Transportation, Inc.

/(7)/  10.26      Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from Rosedale Transport, Inc. and Rosedale Transport, Ltd.

/(7)/  10.27      Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

/(8)/  10.28      Loan and Security Agreement dated June 24, 1997 by and between
                  Wachovia Bank, N.A. and U.S. Xpress Leasing.

Exhibit No.       Description
-----------------------------

/(9)/    10.29    Stock Purchase Agreement dated as of December 24, 1997 by and between U.S. Xpress Enterprises, Inc. and Richard H. Schaffer,
                  Richard H. Schaffer Irrevocable Trust dated December 24, 1991 and Richard H. Schaffer Irrevocable Non-Withdrawal Trust dated
                  December 24, 1991.

/(9)/    10.30    Credit Agreement dated as of January 15, 1998 among U.S.
                  Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank,
                  N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

/(10)/   10.31    Investment and Participation Agreement between U.S. Xpress
                  Enterprises, Inc. and Wachovia Capital Markets, Inc.

/(10)/   10.32    Acquisition, Agency, Indemnity and Support Agreement between
                  U.S. Xpress Enterprises,  Inc. and Wachovia Capital Markets,
                  Inc.

/(10)/   10.33    Lease Agreement between U.S. Xpress Enterprises, Inc. and
                  Wachovia Capital Markets, Inc.

/(11)/   10.34    Agreement and Plan of Merger dated as of July 7, 1998 among
                  U.S. Xpress Enterprises, Inc., PST Acquisition Corp. and PST
                  Vans, Inc.

/(12)/   10.35    First Amendment to Credit Agreement dated as of January 15,
                  1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A.,
                  NationsBank, N.A., BankBoston, N.A., SunTrust Bank,
                  Chattanooga, N.A. and the banks listed therein.

/(12)/   10.36    Second Amendment to Credit Agreement dated as of January 15,
                  1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A.,
                  NationsBank, N.A., BankBoston, N.A., SunTrust Bank,
                  Chattanooga, N.A. and the banks listed therein.

/(12)/   10.37    Third Amendment to Credit Agreement dated as of January 15,
                  1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A.,
                  NationsBank, N.A., BankBoston, N.A., SunTrust Bank,
                  Chattanooga, N.A. and the banks listed therein.

/(12)/   10.38    Fourth Amendment to Credit Agreement dated as of January 15,
                  1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A.,
                  NationsBank, N.A., BankBoston, N.A., SunTrust Bank,
                  Chattanooga, N.A. and the banks listed therein.

/(13)/   10.39    First Amendment to the Investment and Participation Agreement
                  dated as of November 12, 2000, among U.S. Xpress Enterprises,
                  Inc. and Wachovia Capital Investments, Inc.

/(13)/   10.40    Second Amendment to the Investment and Participation Agreement
                  dated as of March 30, 2000, among U.S. Xpress Enterprises,
                  Inc. and Wachovia Capital Investments, Inc.

/(13)/   10.41    Third Amendment to the Investment and Participation Agreement
                  dated as of June 13, 2000, among U.S. Xpress Enterprises, Inc.
                  and Wachovia Capital Investments, Inc.

/(13)/   10.42    U.S. Xpress Enterprises Employment Agreement with Cort J.
                  Dondero dated as of June 13, 2000 by and between U.S. Xpress
                  Enterprises, Inc. and Cort J. Dondero.

/(13)/   10.43    Initial Subscription Agreement of Transplace.com, LLC, entered into as of April 19, 2000 by Transplace.com, LLC, a Nevada
                  Limited Liability Company, and Covenant Transport, Inc., J.B.
                  Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift
                  Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and
                  Werner Enterprises, Inc.

/(13)/   10.44    Operating Agreement of Transplace.com, LLC, made and entered into as of April 19, 2000 by Transplace.com, LLC, a Nevada
                  Limited Liability Company, and Covenant Transport, Inc., J.B.
                  Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift
                  Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and
                  Werner Enterprises, Inc. and Transplace.com, LLC.

Exhibit No.       Description
-----------------------------

/(14)/    10.45   Amended and Restated Credit Agreement dated as of January 31,
                  2001 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A.,
                  Bank of America, N.A., Fleet National Bank, SunTrust Bank, and the banks listed therein.

/(15)/    10.46   Waiver under and First Amendment to Credit Agreement dated
                  April 27, 2001, but effective as of March 31, 2001, among U.S.
                  Xpress Enterprises, Inc., the banks listed in the waiver and amendment, and Wachovia Bank, N.A., as Administrative Agent,
                  Bank of America, N.A., as Syndication Agent, Fleet National
                  Bank, as Documentation Agent, and SunTrust Bank, as Co-Agent.

/(15)/    10.47   Second Amendment to and Waiver under Amended and Restated
                  Credit Agreement dated July 11, 2001, by and among U.S. Xpress
                  Enterprises, Inc., Wachovia Bank, N.A. as Administrative
                  Agent, Bank of America, N.A., as Syndication Agent, Fleet
                  National Bank, N.A., Bank of America, N.A., Fleet National
                  Bank, SunTrust Bank, AmSouth Bank, The Chase Manhattan Bank,
                  LaSalle Bank National Association, and first Tennessee Bank,
                  N.A.

/(16)/   10.48    Fourth Amendment to Amended and Restated Credit Agreement
                  dated December 21, 2001, by and among U.S. Xpress Enterprises,
                  Inc., Wachovia Bank, N.A., as Administrative Agent, Bank of
                  America, N.A., as Syndication Agent, Fleet National Bank, as
                  Documentation Agent, SunTrust Bank, as Co-Agent, and Wachovia
                  Bank, N.A., Bank of America, N.A., Fleet National Bank,
                  SunTrust Bank, AmSouth Bank, JP Morgan Chase Bank (formerly,
                  The Chase Manhattan Bank), LaSalle Bank National Association, and First Tennessee Bank, N.A., as Banks.

         10.49 Term Loan Agreement, dated December 21, 2001, by and between U.S. Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

         10.50 Security Agreement dated December 21, 2001, by and between U.S. Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

         10.51 First Amendment to Security Agreement dated January 30, 2002, by and between U.S. Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC

         10.52 Security Agreement dated December 21, 2001, and related form of Promissory Note by and between U.S. Xpress, Leasing, Inc. and Transport International Pool, Inc.

         21       List of the current subsidiaries of the Company.

         23       Consent of Independent Public Accountants.

         99 Letter from the Company to the SEC with respect to representations received from Arthur Andersen LLP

         ----------------------------------
         /(1)/    Filed in Registration Statement on Form S-1 dated May 20,
                  1994. (SEC File No. 33-79208)
         /(2)/    Filed in Pre-Effective Amendment No. 2 to Registration
                  Statement on Form S-1 dated October 4, 1994. (SEC File No.
                  33-79208)
         /(3)/    Filed in Form 10-Q dated November 17, 1994 (SEC Commission
                  File No. 0-24806)
         /(4)/    Filed in Form 10-Q dated November 10, 1995 (SEC Commission
                  File No. 0-24806)
         /(5)/    Filed in Form 10-Q dated February 13, 1996 (SEC Commission
                  File No. 0-24806)
         /(6)/    Filed in Form 10-Q dated November 14, 1996 (SEC Commission
                  File No. 0-24806)
         /(7)/    Filed in Form 10-K dated March 31, 1997 (SEC Commission File
                  No. 0-24806)
         /(8)/    Filed in Registration Statement Form S-1 dated August 19, 1997
         /(9)/    Filed in Form 8-K dated January 29, 1998 (SEC Commission File
                  No. 0-24806)
         /(10)/   Filed in Form 10-Q dated March 31, 1998 (SEC Commission File
                  No. 0-24806)
         /(11)/   Filed in Form S-4 dated July 30, 1998 (SEC Commission File No.
                  333-59377)
         /(12)/   Filed in Form 10-Q dated March 31, 2000 (SEC Commission File
                  No. 0-24806)
         /(13)/   Filed in Form 10-Q dated June 30, 2000 (SEC Commission File
                  No. 0-24806)
         /(14)/   Filed in Form 10-K dated April 2, 2001 (SEC Commission File
                  No. 0-24806)
         /(15)/   Filed in Form 10-Q dated June 30, 2001 (SEC Commission File
                  No. 0-24806)
         /(16)/   Filed in Form 8-K dated December 28, 2001 (SEC Commission File
                  No. 0-24806)

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of April, 2002.

                                                   U.S. XPRESS ENTERPRISES, INC.

  Date:      April 1, 2002                         By:   /s/ Ray M. Harlin
       -----------------------------                   ------------------------
                                                            Ray M. Harlin
                                                         Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                               Title                                       Date
         ---------                               -----                                       ----
  /s/ Patrick E. Quinn                   Co-Chairman of the Board of Directors,          April 1, 2002
  -----------------------------                                                          --------------
  Patrick E. Quinn                       President and Treasurer


  /s/ Max L. Fuller                      Co-Chairman of the Board of Directors,          April 1, 2002
  -----------------------------                                                          --------------
  Max L. Fuller                          Vice President and Secretary


  /s/ Ray M. Harlin                      Director, Executive Vice President of Finance   April 1, 2002
  -----------------------------                                                          --------------
  Ray M. Harlin                          and Chief Financial Officer (principal
                                         financial and accounting officer)

  /s/ Cort J. Dondero                    Director and Chief Operating Officer            April 1, 2002
  -----------------------------                                                          --------------
  Cort J. Dondero

  /s/ James E. Hall                      Director                                        April 1, 2002
  -----------------------------                                                          --------------
  James E. Hall

  /s/ Robert J. Sudderth, Jr.            Director                                        April 1, 2002
  -----------------------------                                                          --------------
  Robert J. Sudderth, Jr.


  /s/ A. Alexander Taylor, II            Director                                        April 1, 2002
  -----------------------------                                                          --------------
  A. Alexander Taylor, II