Form 10-Q
period 2002-03-31
US XPRESS ENTERPRISES INC
filed 2002-05-15
CIK 923571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                   Commission file number
March 31, 2002                                                 0-24806


                          U.S. XPRESS ENTERPRISES, INC.

             NEVADA                                     62-1378182
(State or other jurisdiction of            (I.R.S. employer identification no.)
  Incorporation or organization)


4080 Jenkins Road                                          (423) 510-3000
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

                                    Yes X    No___
                                        -

     As of March 31, 2002, 10,812,888 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant's Class B common stock, par value $.01 per share, were outstanding.

                          U.S. XPRESS ENTERPRISES, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.............................     3
------

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 2002 and 2001..........................     4

         Consolidated Balance Sheets as of March 31,
         2002 and December 31, 2001....................................     5

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2002 and 2001....................     7

         Notes to Consolidated Financial Statements....................     8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.................    13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....    19
------


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...........    20
------

Item 6.  Exhibits and Reports on Form 8-K..............................    20
------


         SIGNATURES....................................................    21

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

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

     These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the 2001 Annual Report to Stockholders in the Company's Form 10-K filed with the Securities and Exchange Commission on April 1, 2002).

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                            Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ---------

Operating Revenue                                        $  197,220  $  186,478
                                                         ==========  ===========

Operating Expenses:

  Salaries, wages and benefits                               73,338      71,292
  Fuel and fuel taxes                                        26,336      32,107
  Vehicle rents                                              17,922      14,601
  Depreciation and amortization, net of gain on sale          8,883       9,316
  Purchased transportation                                   30,778      23,146
  Operating expense and supplies                             13,136      12,524
  Insurance premiums and claims                               8,996       7,355
  Operating taxes and licenses                                3,174       3,140
  Communications and utilities                                2,823       2,909
  General and other operating                                 8,994       7,954
                                                         ----------  ----------
   Total operating expenses                                 194,380     184,344
                                                         ----------  ----------

Income from Operations                                        2,840       2,134

Interest Expense, net                                         3,365       4,165
Other (Note 4)                                                  983           -
                                                         ----------  ----------
                                                              4,348       4,165
                                                         ----------  ----------
Loss Before Income Taxes                                     (1,508)     (2,031)
Income Tax Benefit                                             (613)       (811)
                                                         ----------  -----------
Loss Before Extraordinary Item                                 (895)     (1,220)
Extraordinary loss on early extinguishment of debt,
  net of income taxes of $668                                (1,108)          -
                                                         ----------  -----------

Net Loss                                                     (2,003)     (1,220)
                                                         ==========  ==========

Loss Per Share Before Extraordinary Item                      (0.06)      (0.09)
Extraordinary Item                                            (0.08)          -
                                                         ----------  ----------
Loss Per Share                                           $    (0.14) $    (0.09)
                                                         ==========  ==========
Weighted average shares - basic                              13,850      13,728
                                                         ==========  ==========


          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

Assets                                                 March 31, 2002      December 31, 2001
-------------------------------------------------     ----------------    -------------------
                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                           $      1,065        $          8,185
  Customer receivables, net of allowance                    94,979                  83,296
  Other receivables                                          7,110                   7,824
  Prepaid insurance and licenses                            10,994                   5,112
  Operating and installation supplies                        4,127                   3,833
  Deferred income taxes                                      1,045                   1,406
  Other current assets                                       6,818                   6,594
                                                      ------------        -----------------
      Total current assets                                 126,138                 116,250
                                                      ------------        ----------------

Property and Equipment, at cost:
  Land and buildings                                        44,768                  44,768
  Revenue and service equipment                            226,532                 216,934
  Furniture and equipment                                   20,095                  19,758
  Leasehold improvements                                    17,751                  17,748
                                                      ------------        ----------------
                                                           309,146                 299,208
  Less accumulated depreciation and amortization           (92,246)                (84,926)
                                                      ------------        ----------------
      Net property and equipment                           216,900                 214,282
                                                      ------------        ----------------

Other Assets:
  Goodwill, net                                             68,875                  68,875
  Investment in Transplace                                   5,815                   5,815
  Other                                                     11,833                  12,246
                                                      ------------        ----------------
      Total other assets                                    86,523                  86,936
                                                      ------------        ----------------

Total Assets                                          $    429,561        $        417,468
                                                      ============        ================

          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

Liabilities and Stockholders' Equity                              March 31, 2002     December 31, 2001
------------------------------------------------               -------------------  -------------------
                                                                  (Unaudited)
Current Liabilities:

  Accounts payable                                             $         20,548      $         15,402
  Accrued wages and benefits                                             11,326                 9,299
  Claims and insurance accruals                                          14,709                13,590
  Other accrued liabilities                                               3,167                 3,376
  Current maturities of long-term debt                                   34,906                23,491
                                                               ----------------      ----------------
      Total current liabilities                                          84,656                65,158
                                                               ----------------      ----------------

Long-Term Debt, net of current maturities                               146,729               151,540
                                                               ----------------      ----------------

Deferred Income Taxes                                                    41,852                41,852
                                                               ----------------      ----------------

Other Long-Term Liabilities                                               1,581                 3,308
                                                               ----------------      ----------------

Stockholders' Equity:

  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued                                      --                    --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,357,277 and 13,300,466
    shares issued and outstanding at March 31,
    2002 and December 31, 2001, respectively                                134                   133
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at March 31, 2002 and December 31, 2001                      30                    30
  Additional paid-in capital                                            105,919               105,586
  Retained earnings                                                      73,666                75,669
  Other comprehensive income (loss)                                           0                  (778)
  Treasury Stock Class A, at cost (2,544,389 shares at
    March 31, 2002 and December 31, 2001)                               (24,483)              (24,483)
  Notes receivable from stockholders                                       (211)                 (211)
  Unamortized compensation on restricted stock                             (312)                 (336)
                                                               ----------------      ----------------
      Total stockholders' equity                                        154,743               155,610
                                                               ----------------      ----------------
Total Liabilities and Stockholders' Equity                     $        429,561      $        417,468
                                                               ================      ================


          (See Accompanying Notes to Consolidated Financial Statements)

                          U.S. XPRESS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                -----------------------------
                                                                                  2002                 2001
                                                                                ------------     ------------
Cash Flows from Operating Activities:
  Net Loss                                                                      $ (2,003)           $ (1,220)
  Adjustments to reconcile net income to
        net cash used in operating activities:
    Extraordinary item-loss on early extinguishment of debt                        1,776                   -
    Deferred income tax provision                                                   (307)               (406)
    Depreciation and amortization                                                  8,795               9,400
    (Gain)/Loss on sale of equipment                                                  88                 (84)
    Loss on interest rate swaps                                                      983                   -
    Change in operating assets and liabilities
        Receivables                                                              (10,898)              1,253
        Prepaid insurance and licenses                                            (5,882)             (8,492)
        Operating and installation supplies                                         (278)              1,047
        Other assets                                                              (2,660)             (4,176)
        Accounts payable and other accrued liabilities                             5,061                 314
        Accrued wages and benefits                                                 2,028               1,580
        Other                                                                         30                  27
                                                                                --------            --------
        Net cash used in operating activities                                     (3,267)               (757)
                                                                                --------            --------

Cash Flows from Investing Activities:
    Payments for purchase of property and equipment                               (1,303)            (25,361)
    Proceeds from sales of property and equipment                                    180               9,143
                                                                                --------            --------
        Net cash used in investing activities                                     (1,123)            (16,218)
                                                                                --------            --------

Cash Flows from Financing Activities:
    Net borrowings under lines of credit                                               -              15,801
    Borrowings of long-term debt                                                     971
    Payments of long-term debt                                                    (4,029)             (1,070)
    Book overdraft                                                                     -               2,333
    Proceeds from issuance of common stock                                           292                 104
    Proceeds from exercise of stock options                                           36                   -
                                                                                --------            --------
        Net cash provided by (used in) financing activities                       (2,730)             17,168
                                                                                --------            --------
Net Increase (Decrease) in Cash and Cash Equivalents                              (7,120)                193
Cash and Cash Equivalents, beginning of period                                     8,185                  34
                                                                                --------            --------
Cash and Cash Equivalents, end of period                                           1,065                 227
                                                                                --------            --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of capitalized interest         $  3,493            $  4,140
  Cash (refunded) paid during the period for income taxes                       $    118            $ (2,776)
  Conversion of operating leases to equipment installment notes                 $  9,661            $      -

          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 (In Thousands)

1.   Organization and Operations

     U. S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

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

     Letters of credit of $24,968 were outstanding at March 31, 2002. The letters of credit are maintained primarily to support the Company's insurance program.

4.   Derivative Financial Instruments

     The Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company had designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements were used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. Changes in fair value of the interest rate agreements are recognized in other comprehensive income through March 29, 2002.

     On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the interest rate swaps were marked to fair value as required by generally accepted accounting principles due to the fact that they are no longer functioning as cash flow hedge instruments. This resulted in a charge of $983, which is reflected as other expense on the accompanying statement of income.

     The fair market value of the interest rate swaps as of March 31, 2002 was a liability of $1,175, which is included in other accrued liabilities.

5.   Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, which provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                                (Dollars in Thousands)
                                       U.S. Xpress    CSI/Crown    Consolidated
                                       -----------    ---------    ------------

Three Months Ended March 31, 2002
---------------------------------
   Revenues - external customers         $ 172,508    $  24,712     $ 197,220
   Intersegment revenues                     5,569           --         5,569
   Operating income                          2,799           41         2,840
   Total assets                            400,389       29,172       429,561

Three Months Ended March 31, 2001
---------------------------------
   Revenues - external customers         $ 172,084    $  14,394     $ 186,478
   Intersegment revenues                     2,830           --         2,830
   Operating income                          2,363         (229)        2,134
   Total assets                            414,974       22,917       437,891

     The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest and other expense of $4,348 and $4,165 for the three months ended March 31, 2002 and 2001, respectively.

6.   Comprehensive Income

     Comprehensive income (loss) consisted of the following components for the three months ended March 31, 2002 and 2001, respectively:

                                                      For the Three Months Ended
                                                                 March 31,
                                                      --------------------------
                                                         2002          2001
                                                         ----          ----
                                                            (in thousands)

   Net loss                                           $ (2,003)     $  (1,220)
   Net loss on current period cash flow hedges            (205)          (447)
   Reclassification adjustments for losses included
     in Net Income                                         983             --
                                                      --------      ---------
   Total                                              $ (1,225)     $  (1,667)
                                                      ========      =========

7.   Long-Term Debt and Extraordinary Item

     On March 29, 2002, the Company entered into a $100 million senior secured revolving credit facility. Proceeds from this new facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility's Borrowing Base formula. Letters of credit under the facility are limited to $30 million. The facility matures in March 2007.

     The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At March 31, 2002, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

     At March 31, 2002, $45 million in borrowings were outstanding under the facility with $27 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

     The new facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company's future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders' consent.

     In connection with the repayment of the former revolving credit agreement, the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to the early extinguishment of this debt.

8.   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished physically, operationally, and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company adopted SFAS 142 effective January 1,

2002. Based on the current levels of goodwill, the adoption of SFAS No. 142 in fiscal 2002 will decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations if an impairment occurs. Management is currently evaluating the effect of this Statement on the Company's results of operations and financial position.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be evaluated when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

General

     U. S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments, U.S. Xpress, Inc. ("U.S. Xpress") and CSI/Crown, Inc. ("CSI/Crown"). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                                      Three Months Ended
                                                                    March 31,       March 31,
                                                                    -------------------------
                                                                       2002           2001
                                                                     ========      =========
     Operating Revenue                                                 100.0%         100.0%
                                                                     ========      =========

     Operating Expenses:

       Salaries, wages and benefits                                     37.2           38.2
       Fuel and fuel taxes                                              13.4           17.2
       Vehicle rents                                                     9.1            7.8
       Depreciation and amortization, net of gain on sale                4.5            5.0
       Purchased transportation                                         15.6           12.4
       Operating expense and supplies                                    6.7            6.7
       Insurance premiums and claims                                     4.6            3.9
       Operating taxes and licenses                                      1.6            1.7
       Communications and utilities                                      1.4            1.6
       General and other operating                                       4.5            4.4
                                                                     --------      ---------
        Total operating expenses                                        98.6           98.9
                                                                     --------      ---------
     Income from Operations                                              1.4            1.1

     Interest Expense, net                                               1.7            2.2
     Other (Note 4)                                                      0.5              -
                                                                     --------      ---------
                                                                         2.2            2.2
                                                                     --------      ---------
     Loss Before Income Taxes                                           (0.8)          (1.1)
     Income Tax Benefit                                                 (0.3)          (0.4)
                                                                     --------      ---------
     Loss before Extraordinary Item                                     (0.5)         ( 0.7)
     Extraordinary loss on early extinguishment of debt,
       net of income taxes of $668                                      (0.6)             -
                                                                     --------      ---------
     Net Loss                                                           (1.1)%         (0.7)%
                                                                     ========      =========

Comparison of the Three Months Ended March 31, 2002 to the
Three Months Ended March 31, 2001

     Operating revenue during the three-month period ended March 31, 2002 increased $10.7 million or 5.8% to $197.2 million, compared to $186.5 million during the same period in 2001. U.S. Xpress revenue increased $3.2 million, or 1.8%, due primarily to a 3.8% increase in revenue miles and a 1.6% increase in revenue per mile to $1.235 from $1.216, offset by a $6.6 million decrease in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 316, or 6.4%, to 5,261 from 4,945. CSI/Crown revenue increased $10.3 million, or 71.7%, due to a $6.1 million increase in revenues in the airport-to-airport transportation services initiated by CSI/Crown in February 2001 and a $4.2 million increase in the floorcovering logistics business, due primarily to the increased business with a large carpet retailer.

     Operating expenses represented 98.6% of operating revenue for the three months ended March 31, 2002, compared to 98.9% during the same period in 2001.

     Salaries, wages and benefits as a percentage of operating revenue were 37.2% during the three months ended March 31, 2002, compared to 38.2% during the same period in 2001. This decrease was primarily attributable to the increased use of owner-operators compared to the same period in 2001. Owner-operators accounted for 15.9% of the Company's average truck fleet during 2002, compared to 13.2% during the same period in 2001. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 13.4% during the three months ended March 31, 2002, compared to 17.2% during the same period in 2001. This decrease was primarily due to the approximate 19.0% decrease in the average fuel price per gallon during the three months ended March 31, 2002, compared to the same period in 2001. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 9.1% during the three months ended March 31, 2002, compared to 7.8% during the same period in 2001. This increase is due to a 31.8% increase in the average number of tractors leased and a 15.7% increase in the average number of trailers leased during the three months ended March 31, 2002, compared to the same period in 2001. Depreciation and amortization as a percentage of operating revenue was 4.5% during the three months ended March 31, 2002, compared to 5.0% during the same period in 2001. Revenue equipment depreciation decreased 6.2% to $5.6 million during the three months ended March 31, 2002, compared to $6.0 million during the same period in 2001, due to the increase in leased equipment. Other depreciation and amortization decreased 6.9% to $3.2 million during the three months ended March 31, 2002, compared to $3.4 million during the same period in 2001. This decrease was primarily due to the elimination of goodwill amortization of approximately $.5 million offset by increases in software amortization and building depreciation. The Company includes gains and losses from the sale of revenue equipment in deprecation expense. Net losses from the sale of revenue equipment for the three months ended March 31, 2002 were $88,000, compared to a gain of $84,000 during the same period in 2001. Overall, as a percentage of operating revenue vehicle rents and depreciation were 13.6% during the three months ended March 31, 2002, compared to 12.8% during the same period in 2001.

     Purchased transportation as a percentage of operating revenue was 15.6% during the three months ended March 31, 2002, compared to 12.4% during the same period in 2001. This increase was primarily due to an increase in the average number of owner-operators in the three months ended March 31, 2002 to 838, or 15.9% of the total fleet, compared to 653, or 13.2% of the total fleet, for the same period in 2001.

     Insurance premiums and claims, as a percentage of operating revenue, were 4.6% during the three months ended March 31, 2002, compared to 3.9% during the same period in 2001. This increase is due in part to higher premiums incurred for excess and reinsurance coverage related to liability claims (personal injury and property damage). Prior to September 1, 2001, the Company's retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim, and the Company also assumed the risk for the $1 million to $3 million level of claim costs per occurrence. In addition, the Company's cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001.

     Interest expense decreased $0.8 million to $3.4 million during the three months ended March 31, 2002, compared to $4.2 million during the same period in 2001. This decrease was primarily attributable to decreased borrowings and a decrease in the average interest rate.

     Other expense of $1.0 million related to interest rate swap agreements, which were marked to fair value at March 31, 2002, as such swap agreements no longer qualified as hedging instruments as a result of the refinancing of the Company's revolving line of credit in March 2002.

     Income from operations for the three months ended March 31, 2002 increased $.7 million, or 33.1%, to $2.8 million from $2.1 million during the same period in 2001. As a percentage of operating revenue, income from operations was 1.4% for the three months ended March 31, 2002 and 1.1% for the same period in 2001.

     In connection with the repayment of the former revolving credit agreement, the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to fees and additional costs incurred in connection with the early extinguishment of this debt.

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the three month period ended March 31, 2002 were borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions.

     On March 29, 2002, the Company entered into a $100 million senior secured revolving credit facility. Proceeds from this new facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility's Borrowing Base formula. Letters of credit under the facility are limited to $30 million. The facility matures in March 2007.

     The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At March 31, 2002, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

     At March 31, 2002, $45 million in borrowings were outstanding under the facility with $27 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

     The new facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company's future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders' consent.

     Cash used in operations increased to $3.3 million during the three months ended March 31, 2002, compared to $0.8 million during the same period in 2001, due in part to an increase in receivables offset to an extent by an increase in accounts payables and other accrued liabilities. Net cash used in investing activities decreased to $1.1 million during the three months ended March 31, 2002, compared to $16.2 million during the same period in 2001. This decline was due primarily to the Company acquiring fewer tractors and trailers in 2002 compared to 2001. Net cash used in financing activities was $2.7 million, compared to cash provided by financing activities of $17.2 million during the same period in 2001. This use of funds in financing activities reflects the decline in capital expenditures during the three months ended March 31, 2002, compared to the same period in 2001.

     Management believes that the aggregate funds provided by operations, borrowings under its lines of credit, equipment installment loans, sales of used revenue equipment and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through 2002.

         The following table represents the Company's outstanding contractual obligations at March 31, 2002 excluding letters of credit. Letters of credit of $24,968 were outstanding at March 31, 2002. The letters of credit are maintained primarily to support the Company's insurance program and are renewed on an annual basis.

       --------------------------------------------------------------------------------------------------------------
                                                                  Payments Due By Period
                                                                      (in thousands)
                                     --------------------------------------------------------------------------------
           Contractual Obligations        Total            2002          2003-2004       2005-2006       Thereafter
       --------------------------------------------------------------------------------------------------------------
       Long-Term Debt                        $166,798         $23,296         $ 42,250         $29,339      $71,913
       --------------------------------------------------------------------------------------------------------------
       Capital Lease Obligations               14,837             105           13,691             632          409
       --------------------------------------------------------------------------------------------------------------
       Operating Leases -
       Revenue Equipment                      117,258          47,189           62,502           5,423        2,144
       --------------------------------------------------------------------------------------------------------------
       Operating Leases - Other                38,455           8,261           16,694          10,337        3,163
       --------------------------------------------------------------------------------------------------------------
       Total Contractual Cash                $337,348         $78,851         $135,137         $45,731      $77,629
       Obligations
       --------------------------------------------------------------------------------------------------------------

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished physically, operationally, and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company adopted SFAS 142 effective January 1, 2002. Based on the current levels of goodwill, the adoption of SFAS No. 142 in fiscal 2002 will decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations if an impairment occurs. Management is currently evaluating the effect of this Statement on the Company's results of operations and financial position.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be evaluated when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002.

Inflation

     Inflation has not had a material effect on the Company's results of operations or financial condition during the past three years. However, inflation higher than experienced during the past three years could have an adverse effect on the Company's future results.

Seasonality

     In the trucking industry, revenue generally shows a seasonal pattern as customers reduce shipments during and after the winter holiday season and as a result of inherent weather variations. The Company's operating expenses also have historically been higher during the winter months.




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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At March 31, 2002, the Company had $58.1 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. For example, if interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their March 31, 2002 rates for the next twelve months, the increase in interest expense would be approximately $154,000.

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

                          U.S. XPRESS ENTERPRISES, INC.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

          10.53 Revolving Credit Agreement dated March 29, 2002, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

          10.54 Security Agreement dated March 29, 2002, by and among U.S. Xpress Enterprises, Inc., U.S. Xpress, Inc., CSI/Crown, Inc., Xpress Air, Inc., Xpress Company Store, Inc., CSI Acquisition Corporation, Dedicated Xpress Services, Inc. and Fleet Capital Corporation.

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

                                          U.S. XPRESS ENTERPRISES, INC.
                                          -----------------------------
                                          (Registrant)

Date: May 15, 2002                        By:   /s/ Patrick E. Quinn
                                             -----------------------------------
                                             Patrick E. Quinn
                                             President

Date: May 15, 2002                        By:   /s/ Ray M. Harlin
                                              ----------------------------------
                                              Ray M. Harlin
                                              Principal Financial Officer