Form 10-Q/A
period 2002-03-31
US XPRESS ENTERPRISES INC
filed 2002-08-14
CIK 923571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                          U.S. XPRESS ENTERPRISES, INC.

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION

          Consolidated Financial Statements

                 Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2002 and 2001.......................3

                 Consolidated Balance Sheets as of March 31,
                 2002 and December 31, 2001.................................4

                 Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2002 and 2001.................6

Item 1.   Notes to Consolidated Financial Statements........................7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................13

Item 3.   Quantitative and Qualitative Disclosure About Market Risk........18

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders..............19

Item 6.   Exhibits and Reports on Form 8-K.................................19

          SIGNATURES.......................................................20

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                              ---------------------------------
                                                                   2002               2001
                                                              ---------------     -------------
                                                               (As Restated)
Operating Revenue                                             $       197,220     $     186,478
                                                              ---------------     -------------

OPERATING EXPENSES:
 Salaries, wages and benefits                                          73,338            71,292
 Fuel and fuel taxes                                                   26,336            32,107
 Vehicle rents                                                         17,922            14,601
 Depreciation and amortization, net of gain on sale                     8,883             9,316
 Purchased transportation                                              30,778            23,146
 Operating expense and supplies                                        13,136            12,524
 Insurance premiums and claims                                          8,996             7,355
 Operating taxes and licenses                                           3,174             3,140
 Communications and utilities                                           2,823             2,909
 General and other operating                                            8,994             7,954
                                                              ---------------     -------------
 Total operating expenses                                             194,380           184,344
                                                              ---------------     -------------

Income from Operations                                                  2,840             2,134

Interest Expense, net                                                   3,405             4,165
                                                              ---------------     -------------

Loss Before Income Taxes                                                 (565)           (2,031)
Income Tax Benefit                                                       (236)             (811)
                                                              ---------------     -------------
Loss Before Extraordinary Item                                           (329)           (1,220)
Extraordinary loss on early extinguishment of debt,
 net of income taxes of $668                                           (1,108)                -
                                                              ---------------     -------------

Net Loss                                                      $        (1,437)    $      (1,220)
                                                              ===============     =============

Loss Per Share Before Extraordinary Item                      $         (0.02)    $       (0.09)
Extraordinary Item                                                      (0.08)                -
                                                              ---------------     -------------
Loss Per Share                                                $         (0.10)    $       (0.09)
                                                              ===============     =============
Weighted average shares - basic                                        13,850            13,728
                                                              ===============     =============

(See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

ASSETS                                                 MARCH 31, 2002     DECEMBER 31, 2001
------------------------------------------------      ----------------   -------------------
                                                        (Unaudited)
                                                       (As Restated)
CURRENT ASSETS:
 Cash and cash equivalents                            $          1,065   $             8,185
 Customer receivables, net of allowance                         94,979                83,296
 Other receivables                                               7,110                 7,824
 Prepaid insurance and licenses                                 10,994                 5,112
 Operating and installation supplies                             4,127                 3,833
 Deferred income taxes                                           1,333                 1,406
 Other current assets                                            6,818                 6,594
                                                      ----------------   -------------------
   Total current assets                                        126,426               116,250
                                                      ----------------   -------------------

PROPERTY AND EQUIPMENT, AT COST:
 Land and buildings                                             44,768                44,768
 Revenue and service equipment                                 226,532               216,934
 Furniture and equipment                                        20,095                19,758
 Leasehold improvements                                         17,751                17,748
                                                      ----------------   -------------------
                                                               309,146               299,208
 Less accumulated depreciation and amortization                (92,246)              (84,926)
                                                      ----------------   -------------------
   Net property and equipment                                  216,900               214,282
                                                      ----------------   -------------------

OTHER ASSETS:
 Goodwill, net                                                  68,875                68,875
 Investment in Transplace                                        5,815                 5,815
 Other                                                          11,833                12,246
                                                      ----------------   -------------------
   Total other assets                                           86,523                86,936
                                                      ----------------   -------------------

Total Assets                                          $        429,849   $           417,468
                                                      ================   ===================

          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY                          MARCH 31, 2002     DECEMBER 31, 2001
----------------------------------------------------------   ----------------   -------------------
                                                               (Unaudited)
                                                              (As Restated)
CURRENT LIABILITIES:
 Accounts payable                                            $         20,548   $            15,402
 Accrued wages and benefits                                            10,104                 8,147
 Claims and insurance accruals                                         15,931                14,742
 Other accrued liabilities                                              3,355                 3,376
 Current maturities of long-term debt                                  34,906                23,491
                                                             ----------------   -------------------
   Total current liabilities                                           84,844                65,158
                                                             ----------------   -------------------

Long-Term Debt, net of current maturities                             146,729               151,540
                                                             ----------------   -------------------

Deferred Income Taxes                                                  41,852                41,852
                                                             ----------------   -------------------

Other Long-Term Liabilities                                             1,581                 3,308
                                                             ----------------   -------------------

STOCKHOLDERS' EQUITY:

 Preferred stock, $.01 par value, 2,000,000
  shares authorized, no shares issued                                      --                    --
 Common stock Class A, $.01 par value,
  30,000,000 shares authorized, 13,357,277 and 13,300,466
  shares issued and outstanding at March 31,
  2002 and December 31, 2001, respectively                                134                   133
 Common stock Class B, $.01 par value, 7,500,000
  shares authorized, 3,040,262 shares issued and
  outstanding at March 31, 2002 and December 31, 2001                      30                    30
 Additional paid-in capital                                           105,919               105,586
 Retained earnings                                                     74,232                75,669
 Other comprehensive income (loss)                                       (466)                 (778)
 Treasury Stock Class A, at cost (2,544,389 shares at
  March 31, 2002 and December 31, 2001)                               (24,483)              (24,483)
 Notes receivable from stockholders                                      (211)                 (211)
 Unamortized compensation on restricted stock                            (312)                 (336)
                                                             ----------------   -------------------
   Total stockholders' equity                                         154,843               155,610
                                                             ----------------   -------------------
Total Liabilities and Stockholders' Equity                   $        429,849   $           417,468
                                                             ================   ===================

          (See Accompanying Notes to Consolidated Financial Statements)

                          U.S. XPRESS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          ------------------------------
                                                                              2002             2001
                                                                          -------------    -------------
                                                                          (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                                                 $      (1,437)   $      (1,220)
 Adjustments to reconcile net income to
  net cash used in operating activities:
  Extraordinary item - loss on early extinguishment of debt                       1,776                -
  Deferred income tax provision                                                    (118)            (406)
  Depreciation and amortization                                                   8,795            9,400
  (Gain)/Loss on sale of equipment                                                   88              (84)
  Loss on interest rate swaps                                                        40                -
  Change in operating assets and liabilities
    Receivables                                                                 (10,898)           1,253
    Prepaid insurance and licenses                                               (5,882)          (8,492)
    Operating and installation supplies                                            (278)           1,047
    Other assets                                                                 (2,660)          (4,176)
    Accounts payable and other accrued liabilities                                5,320              314
    Accrued wages and benefits                                                    1,957            1,580
    Other                                                                            30               27
                                                                          -------------    -------------
    Net cash used in operating activities                                        (3,267)            (757)
                                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for purchase of property and equipment                                (1,303)         (25,361)
  Proceeds from sales of property and equipment                                     180            9,143
                                                                          -------------    -------------
    Net cash used in investing activities                                        (1,123)         (16,218)
                                                                          -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under lines of credit                                                 -           15,801
 Borrowings of long-term debt                                                       971
 Payments of long-term debt                                                      (4,029)          (1,070)
 Book overdraft                                                                       -            2,333
 Proceeds from issuance of common stock                                             292              104
 Proceeds from exercise of stock options                                             36                -
                                                                          -------------    -------------
    Net cash provided by (used in) financing activities                          (2,730)          17,168
                                                                          -------------    -------------
Net Increase (Decrease) in Cash and Cash Equivalents                             (7,120)             193
Cash and Cash Equivalents, beginning of period                                    8,185               34
                                                                          -------------    -------------
Cash and Cash Equivalents, end of period                                  $       1,065    $         227
                                                                          =============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of capitalized interest   $       3,493    $       4,140
  Cash (refunded) paid during the period for income taxes                 $         118    $      (2,776)
  Conversion of operating leases to equipment installment notes           $       9,661    $           -

          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

2.   RESTATEMENT

     In the first quarter of 2002, the Company closed a $100 million five-year senior secured revolving credit facility. In connection therewith, $45 million in outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments. After consultation with the Company's former independent public accountants, a non-cash charge of $983,000 was recognized in the first quarter of 2002 related to the cumulative change in fair value of the interest rate swap agreements formerly recognized in other comprehensive income.

     On May 17, 2002 the Board of Directors engaged new independent public accountants. In connection with their review of the second quarter financial statements, the independent public accountants advised the Company that they believe the non-cash charge related to the interest rate swap agreements should not have been recorded in the first quarter of 2002. The appropriate accounting treatment under generally accepted accounting principles is to amortize such amount over the remaining term of the respective interest rate swap agreements, which will mature in 2003. The Company concurs with this conclusion and has filed this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to restate its previously disclosed quarterly operating results for such period.

A summary of the effect of this restatement is as follows:

                                                                 Three Months Ended
                                                                   March 31, 2002
                                                            --------------------------
                                                             As Reported     Restated
                                                            -------------   ----------
   Income from Operations                                   $       2,840   $    2,840

   Interest Expense, net                                            3,365        3,405
   Other                                                              983
                                                            -------------   ----------
                                                                    4,348        3,405

   Loss Before Income Taxes                                        (1,508)        (565)

   Income Tax Benefit                                                (613)        (236)
                                                            -------------   ----------

   Loss Before Extraordinary Item                                    (895)        (329)

   Extraordinary loss on early extinguishment of debt,
    net of income taxes of $668                                    (1,108)      (1,108)
                                                            -------------   ----------

   Net Loss                                                 $      (2,003)  $   (1,437)
                                                            =============   ==========

   Net Loss Per Share Before Extraordinary Item             $       (0.06)  $    (0.02)
   Extraordinary Item                                               (0.08)       (0.08)
                                                            -------------   ----------
   Loss Per Share                                           $       (0.14)  $    (0.10)
                                                            =============   ==========

3.   ORGANIZATION AND OPERATIONS

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

4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

RECLASSIFICATIONS
     Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

5.   COMMITMENTS AND CONTINGENCIES

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

6.   DERIVATIVE FINANCIAL INSTRUMENTS

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

     On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the amount included in other comprehensive income related to the interest rate swap agreements will be amortized over the remaining term of the agreement. Future changes in the market value of the swap agreements will be reflected as interest expense in the statement of operations.

     The fair market value of the interest rate swaps as of March 31, 2002 was a liability of $1,175, which is included in other accrued liabilities.

7.   OPERATING SEGMENTS

The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, Inc., which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and CSI/Crown, Inc., which provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

                                              (Dollars in Thousands)
                                     U.S. Xpress     CSI/Crown     Consolidated
                                    -------------   -----------    ------------
Three Months Ended March 31, 2002
(As Restated)
  Revenues - external customers     $     172,508   $    24,712    $     197,220
  Intersegment revenues                     5,569            --            5,569
  Operating income                          2,799            41            2,840
  Total assets                            400,677        29,172          429,849

Three Months Ended March 31, 2001
  Revenues - external customers     $     172,084   $    14,394    $     186,478
  Intersegment revenues                     2,830            --            2,830
  Operating income                          2,363          (229)           2,134
  Total assets                            414,974        22,917          437,891

     The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,405 and $4,165 for the three months ended March 31, 2002 and 2001, respectively.

8.   COMPREHENSIVE INCOME

     Comprehensive income (loss) consisted of the following components for the three months ended March 31, 2002 and 2001, respectively:

                                                       For the Three Months Ended
                                                                March 31,
                                                      -----------------------------
                                                          2002            2001
                                                      -------------   -------------
                                                      (As Restated)
                                                             (in thousands)
  Net loss                                            $      (1,437)  $      (1,220)
  Net gain (loss) on current period cash flow hedges            312            (447)
                                                      -------------   -------------
  Total                                               $      (1,125)  $      (1,667)
                                                      =============   =============

9.   LONG-TERM DEBT AND EXTRAORDINARY ITEM

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

10.  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished physically, operationally, and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company adopted SFAS 142 effective January 1, 2002. Based on the current levels of goodwill, the adoption of SFAS No. 142 in fiscal 2002 will decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations if an impairment occurs. Subsequent to March 31, 2002, the Company completed the required impairment tests of goodwill and noted no impairment of goodwill.

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

RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                       THREE MONTHS ENDED
                                                 ----------------------------
                                                            MARCH 31,
                                                     2002             2001
                                                 -------------    -----------
                                                 (As Restated)
                                                 -------------    -----------
Operating Revenue                                        100.0%         100.0%
                                                 -------------    -----------

OPERATING EXPENSES:
 Salaries, wages and benefits                             37.2           38.2
 Fuel and fuel taxes                                      13.4           17.2
 Vehicle rents                                             9.1            7.8
 Depreciation and amortization, net of gain
  on sale                                                  4.5            5.0
 Purchased transportation                                 15.6           12.4
 Operating expense and supplies                            6.7            6.7
 Insurance premiums and claims                             4.6            3.9
 Operating taxes and licenses                              1.6            1.7
 Communications and utilities                              1.4            1.6
 General and other operating                               4.5            4.4
                                                 -------------    -----------
   Total operating expenses                               98.6           98.9
                                                 -------------    -----------
Income from Operations                                     1.4            1.1

Interest Expense, net                                      1.7            2.2
                                                 -------------    -----------

Loss Before Income Taxes                                  (0.3)          (1.1)
Income Tax Benefit                                        (0.1)          (0.4)
                                                 --------------   -----------
Loss before Extraordinary Item                            (0.2)          (0.7)
Extraordinary loss on early extinguishment
 of debt, net of income taxes of $668                     (0.6)             -
                                                 -------------    -----------
Net Loss                                                  (0.8)%         (0.7)%
                                                 =============    ===========

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

     -------------------------------------------------------------------------------------------------
                                                          PAYMENTS DUE BY PERIOD
                                                              (IN THOUSANDS)
                                  --------------------------------------------------------------------
         CONTRACTUAL OBLIGATIONS    TOTAL         2002        2003-2004      2005-2006     THEREAFTER
     -------------------------------------------------------------------------------------------------
     Long-Term Debt               $  166,798   $   23,296   $     42,250   $     29,339   $     71,913
     -------------------------------------------------------------------------------------------------
     Capital Lease Obligations        14,837          105         13,691            632            409
     -------------------------------------------------------------------------------------------------
     Operating Leases -
     Revenue Equipment               117,258       47,189         62,502          5,423          2,144
     -------------------------------------------------------------------------------------------------
     Operating Leases - Other         38,455        8,261         16,694         10,337          3,163
     -------------------------------------------------------------------------------------------------
     Total Contractual Cash
      Obligations                 $  337,348   $   78,851   $    135,137   $     45,731   $     77,629
     -------------------------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. Upon adoption of SFAS No. 142, goodwill will be reduced if it is found to be impaired. Annual impairment tests will have to be performed at the lowest level of an entity that is a business and that can be distinguished physically, operationally, and for internal reporting purposes, from the other activities, operations, and assets of the entity. The Company adopted SFAS 142 effective January 1, 2002. Based on the current levels of goodwill, the adoption of SFAS No. 142 in fiscal 2002 will decrease annual amortization expense by approximately $1.8 million through the elimination of goodwill amortization. The adoption of SFAS No. 142 could have an adverse effect on the Company's future results of operations if an impairment occurs. Subsequent to March 31, 2002, the Company completed the required impairment tests of goodwill and noted no impairment of goodwill.

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

                           PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

  Exhibit No.
  -----------
   10.53/(1)/  Revolving Credit Agreement dated March 29, 2002, by and among
               U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

   10.54/(1)/  Security Agreement dated March 29, 2002, by and among U.S. Xpress
               Enterprises, Inc., U.S. Xpress, Inc., CSI/Crown, Inc., Xpress Air, Inc., Xpress Company Store, Inc., CSI Acquisition Corporation, Dedicated Xpress Services, Inc. and Fleet Capital Corporation.

          (b)  Reports on Form 8-K
               None

----------
/1/ Filed On May 15, 2002 with the original 10-Q

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

                                                   U.S. XPRESS ENTERPRISES, INC.
                                                   -----------------------------
                                                 (Registrant)


Date: August 14, 2002                         By:     /s/ Patrick E. Quinn
                                                 -------------------------------
                                                 Patrick E. Quinn
                                                 President


Date: August 14, 2002                         By:     /s/ Ray M. Harlin
                                                 -------------------------------
                                                 Ray M. Harlin
                                                 Principal Financial Officer