Form 10-Q
period 2002-06-30
US XPRESS ENTERPRISES INC
filed 2002-08-14
CIK 923571

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     Commission file number
   June 30, 2002                                                 0-24806


                          U.S. XPRESS ENTERPRISES, INC.

            NEVADA                                         62-1378182
(State or other jurisdiction of             (I.R.S. employer identification no.)
 Incorporation or organization)


           4080 Jenkins Road                             (423) 510-3000
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

                                    Yes X No

     As of June 30, 2002, 10,815,900 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant's Class B common stock, par value $.01 per share, were outstanding.

                          U.S. XPRESS ENTERPRISES, INC.

                                      INDEX

                                                                       Page No.

PART I. FINANCIAL INFORMATION

        Consolidated Financial Statements

           Consolidated Statements of Operations for the Three
           and Six Months Ended June 30, 2002 and 2001 ...............      3

           Consolidated Balance Sheets as of June 30,
           2002 and December 31, 2001 ................................      4

           Consolidated Statements of Cash Flows for the
           Six Months Ended June 30, 2002 and 2001 ...................      6

Item 1. Notes to Consolidated Financial Statements ...................      7

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations ................     13

Item 3. Quantitative and Qualitative Disclosure About Market Risk ....     21


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ..........     22

Item 6. Exhibits and Reports on Form 8-K .............................     22


        SIGNATURES ...................................................     23

                         U.S. XPRESS ENTERPRISES, INC.

                                     PART I

                             FINANCIAL INFORMATION


                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                           Three Months Ended           Six Months Ended
                                                                June 30,                    June 30,
                                                         -----------------------     -----------------------
                                                            2002         2001          2002         2001
                                                         ---------     ---------     ---------    ----------
Operating Revenue                                        $ 215,636     $ 202,541     $ 412,856    $  389,019
                                                         ---------     ---------     ---------    ----------
Operating Expenses:

  Salaries, wages and benefits ........................     77,262        76,956       150,593       148,248
  Fuel and fuel taxes .................................     28,956        34,054        55,291        66,160
  Vehicle rents .......................................     17,562        16,249        35,484        30,849
  Depreciation and amortization, net of gain on sale ..      9,299         8,672        18,183        17,988
  Purchased transportation ............................     35,726        24,499        65,962        47,608
  Operating expense and supplies ......................     15,243        14,056        28,927        26,618
  Insurance premiums and claims .......................     11,085         8,037        20,081        15,392
  Operating taxes and licenses ........................      3,214         3,464         6,389         6,604
  Communications and utilities ........................      2,851         2,915         5,674         5,825
  General and other operating .........................      8,796         8,855        17,790        16,809
                                                         ---------     ---------     ---------    ----------
   Total operating expenses ...........................    209,994       197,757       404,374       382,101
                                                         ---------     ---------     ---------    ----------
Income from Operations ................................      5,642         4,784         8,482         6,918

Interest Expense, net .................................      3,605         4,141         7,010         8,306
                                                         ---------     ---------     ---------    ----------
Income (Loss) Before Income Taxes .....................      2,037           643         1,472        (1,388)
Income Tax Provision (Benefit) ........................      1,106           256           869          (555)
                                                         ---------     ---------     ---------    ----------
Income (Loss) Before Extraordinary Item ...............        931           387           603          (833)
Extraordinary loss on early extinguishment of debt,
  net of income taxes of $668 .........................          -             -        (1,108)            -
                                                         ---------     ---------     ---------    ----------
Net Income (Loss) .....................................  $     931     $     387     $    (505)   $     (833)
                                                         =========     =========     =========    ==========
Earnings (Loss) Per Share Before
  Extraordinary Item - basic ..........................       0.07          0.03          0.04         (0.06)
Extraordinary Item - basic ............................          -             -         (0.08)            -
                                                         ---------     ---------     ---------    ----------
Earnings (Loss) Per Share - basic .....................  $    0.07     $    0.03     $   (0.04)   $    (0.06)
                                                         =========     =========     =========    ==========
Earnings (Loss) Per Share Before
  Extraordinary Item - diluted ........................       0.07          0.03          0.04         (0.06)
Extraordinary Item - diluted ..........................          -             -         (0.08)            -
                                                         ---------     ---------     ---------    ----------
Earnings (Loss) Per Share - diluted ...................  $    0.07     $    0.03     $   (0.04)   $    (0.06)
                                                         =========     =========     =========    ==========
Weighted average shares - basic .......................     13,853        13,730        13,852        13,729
                                                         =========     =========     =========    ==========
Weighted average shares - diluted .....................     14,076        13,784        14,047        13,729
                                                         =========     =========     =========    ==========

          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)


Assets                                                   June 30, 2002     December 31, 2001
----------------------------------------------------     -------------     -----------------
                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents ..........................    $    129            $  8,185
  Customer receivables, net of allowance .............      97,312              83,296
  Other receivables ..................................       7,762               7,824
  Prepaid insurance and licenses .....................       7,919               5,112
  Operating and installation supplies ................       4,666               3,833
  Deferred income taxes ..............................       1,095               1,406
  Other current assets ...............................       6,451               6,594
                                                          --------            --------
      Total current assets ...........................     125,334             116,250
                                                          --------            --------
Property and Equipment, at cost:
  Land and buildings .................................      44,070              44,768
  Revenue and service equipment ......................     231,459             216,934
  Furniture and equipment ............................      20,451              19,758
  Leasehold improvements .............................      18,106              17,748
                                                          --------            --------
                                                           314,086             299,208
  Less accumulated depreciation and amortization .....     (97,950)            (84,926)
                                                          --------            --------
      Net property and equipment .....................     216,136             214,282
                                                          --------            --------
Other Assets:
  Goodwill, net ......................................      68,875              68,875
  Investment in Transplace ...........................       5,815               5,815
  Other ..............................................      12,239              12,246
                                                          --------            --------
      Total other assets .............................      86,929              86,936
                                                          --------            --------
Total Assets .........................................    $428,399            $417,468
                                                          ========            ========

          (See Accompanying Notes to Consolidated Financial Statements)

                 U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands Except Share Data)

Liabilities and Stockholders' Equity                     June 30, 2002      December 31, 2001
--------------------------------------------------       -------------      -----------------
                                                           (Unaudited)
Current Liabilities:
  Accounts payable ....................................   $ 18,268            $ 15,402
  Book overdraft ......................................      1,510                   -
  Accrued wages and benefits ..........................      9,859               8,147
  Claims and insurance accruals .......................     19,895              14,742
  Other accrued liabilities ...........................      4,654               3,376
  Current maturities of long-term debt ................     37,660              23,491
                                                          --------            --------
      Total current liabilities .......................     91,846              65,158
                                                          --------            --------
Long-Term Debt, net of current maturities .............    137,646             151,540
                                                          --------            --------
Deferred Income Taxes .................................     42,287              41,852
                                                          --------            --------
Other Long-Term Liabilities ...........................        674               3,308
                                                          --------            --------
Stockholders' Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, no shares issued ...............         --                  --
  Common stock Class A, $.01 par value,
    30,000,000 shares authorized, 13,360,289 and
    13,300,466 shares issued at June 30, 2002 and
    December 31, 2001, respectively ...................        134                 133
  Common stock Class B, $.01 par value, 7,500,000
    shares authorized, 3,040,262 shares issued and
    outstanding at June 30, 2002 and December 31, 2001          30                  30
  Additional paid-in capital ..........................    105,949             105,586
  Retained earnings ...................................     75,163              75,669
  Other comprehensive income (loss) ...................       (348)               (778)
  Treasury Stock Class A, at cost (2,544,389 shares at
    June 30, 2002 and December 31, 2001) ..............    (24,483)            (24,483)
  Notes receivable from stockholders ..................       (211)               (211)
  Unamortized compensation on restricted stock ........       (288)               (336)
                                                          --------            --------
      Total stockholders' equity ......................    155,946             155,610
                                                          --------            --------
Total Liabilities and Stockholders' Equity ............   $428,399            $417,468
                                                          ========            ========

          (See Accompanying Notes to Consolidated Financial Statements)

                          U.S. XPRESS ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                          June 30,
                                                                                   -----------------------
                                                                                     2002           2001
                                                                                   ---------       -------
Cash Flows from Operating Activities:
  Net Loss .....................................................................   $   (505)       $  (833)
  Adjustments to reconcile net income to
        net cash provided by operating activities:
    Extraordinary item - loss on early extinguishment of debt ..................      1,776              -
    Deferred income tax provision ..............................................        435           (278)
    Depreciation and amortization ..............................................     17,637         18,040
    (Gain) loss on sale of equipment ...........................................        546            (51)
    Loss on interest rate swaps ................................................        270             95
    Change in operating assets and liabilities
        Receivables ............................................................    (13,906)        (3,885)
        Prepaid insurance and licenses .........................................     (2,807)        (6,601)
        Operating and installation supplies ....................................       (806)         1,011
        Other assets ...........................................................     (3,597)        (5,027)
        Accounts payable and other accrued liabilities .........................      7,861          2,605
        Accrued wages and benefits .............................................      1,711          2,417
        Other ..................................................................         77             74
                                                                                   --------        -------
        Net cash provided by operating activities ..............................      8,692          7,567
                                                                                   --------        -------
Cash Flows from Investing Activities:
    Payments for purchase of property and equipment ............................     (6,940)       (34,093)
    Proceeds from sales of property and equipment ..............................      1,051         22,990
                                                                                   --------        -------
        Net cash used in investing activities ..................................     (5,889)       (11,103)
                                                                                   --------        -------
Cash Flows from Financing Activities:
    Net borrowings under lines of credit .......................................    (12,000)         5,801
    Borrowings under long-term debt ............................................      9,222              -
    Payments of long-term debt .................................................     (9,926)        (1,607)
    Book overdraft .............................................................      1,510           (761)
    Proceeds from exercise of stock options ....................................         43              -
    Proceeds from issuance of common stock .....................................        292            104
                                                                                   --------        -------
        Net cash provided by (used in) financing activities ....................    (10,859)         3,537
                                                                                   --------        -------
Net Increase (Decrease) in Cash and Cash Equivalents ...........................     (8,056)             1
Cash and Cash Equivalents, beginning of period .................................      8,185             34
                                                                                   --------        -------
Cash and Cash Equivalents, end of period .......................................   $    129        $    35
                                                                                   ========        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the period for interest, net of capitalized interest ........   $  6,772        $ 8,170
  Cash (refunded) paid during the period for income taxes ......................   $    224        $(2,769)
  Conversion of operating leases to equipment installment notes ................   $ 12,979        $     -



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

     Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

Earnings Per Share

     The difference in basic and diluted EPS is due to the assumed conversion of outstanding options resulting in approximately 223,000 and 54,000 equivalent shares in the three-month periods ended June 30, 2002 and 2001, respectively, and 195,000 in the six-month period ended June 30, 2002. Due to the loss in the six-month period ended June 30, 2001, the outstanding options are anti-dilutive and are not considered in EPS.

Reclassifications

     Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

Book Overdraft

     Book overdraft represents outstanding checks in excess of current cash levels. The Company will fund the book overdraft from its line of credit and operating cash flows.

4.   Commitments and Contingencies

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

     Letters of credit of $24,357 were outstanding at June 30, 2002. The letters of credit are maintained primarily to support the Company's insurance program.

5.   Derivative Financial Instruments

     The Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company had designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements were used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. Changes in fair value of the interest rate agreements were recognized in other comprehensive income through March 29, 2002.

     On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the amount included in other comprehensive income related to the interest rate swap agreements are being amortized over the remaining term of the respective agreements. Future changes in the market value of the swap agreements will be reflected as interest expense in the statement of operations. The fair market value of the interest rate swaps as of June 30, 2002 was a liability of $1,169, which is included in other accrued liabilities.

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

                                                                     (Dollars in Thousands)
                                                      U.S. Xpress     CSI/Crown       Consolidated
                                                      -----------     ---------       ------------


Three Months Ended June 30, 2002
--------------------------------
   Revenues - external customers .................        187,402     $28,234           $215,636
   Intersegment revenues .........................          7,025          --              7,025
   Operating income ..............................          5,188         454              5,642
   Total assets ..................................        398,949      29,450            428,399

Three Months Ended June 30, 2001
--------------------------------
   Revenues - external customers .................        183,061     $19,480           $202,541
   Intersegment revenues .........................          5,560          --              5,560
   Operating income ..............................          4,678         106              4,784
   Total assets ..................................        402,226      25,316            427,542

Six Months Ended June 30, 2002
------------------------------
   Revenues - external customers .................        359,910     $52,946           $412,856
   Intersegment revenues .........................         12,617          --             12,617
   Operating income ..............................          7,988         494              8,482
   Total assets ..................................        398,949      29,450            428,399

Six Months Ended June 30, 2001
------------------------------
   Revenues - external customers .................        355,145     $33,874           $389,019
   Intersegment revenues .........................          8,390         --               8,390
   Operating income ..............................          7,041        (123)             6,918
   Total assets ..................................        402,226      25,316            427,542


     The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,605 and $4,141 for the three months ended June 30, 2002 and 2001, respectively, and $7,010 and $8,306 for the six months ended June 30, 2002 and 2001, respectively.

7.   Comprehensive Income

     Comprehensive income (loss) consisted of the following components for the six months ended June 30, 2002 and 2001, respectively:

                                                                 For the Six Months Ended
                                                                        June 30,
                                                                ----------------------
                                                                  2002          2001
                                                                  ----          ----
                                                                    (in thousands)

   Net loss                                                     $ (505)      $ (833)
   Net gain (loss) on current period cash flow hedges              312         (368)
   Amortization of hedge de-designation                            117           --
                                                                ------       -------
   Total                                                        $  (76)      $(1,201)
                                                                ======       =======


8.   Long-Term Debt and Extraordinary Item

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

     The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At June 30, 2002, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

     At June 30, 2002, $33 million in borrowings were outstanding under the facility with $36 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

9.   Goodwill

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. The Company adopted SFAS 142 effective January 1, 2002. Application of the provisions of SFAS 142 will decrease annual amortization expense by approximately $1.8 million. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill.

     The following table presents the Company's net income assuming goodwill had not been amortized during the three and six months ended June 30, 2001.

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                  June 30,
                                                          ------------------        ------------------
                                                           2002        2001          2002        2001
                                                          ------      ------        -------    -------
Income (Loss) Before Extraordinary Item, as reported      $  931      $  387        $   603    $  (833)
Add goodwill, net of tax                                       -         287                       543
                                                          ------      ------        -------    -------
Adjusted Income (Loss) Before Extraordinary Item          $  931      $  674        $   603    $  (290)
                                                          ======      ======        =======    =======

Net Income (Loss), as reported                            $  931      $  387        $(1,108)   $  (833)
Add goodwill, net of tax                                       -         287              -        543
                                                          ------      ------        -------    -------
Adjusted Net Income (Loss)                                $  931      $  674        $(1,108)   $  (290)
                                                          ======      ======        =======    =======

Earnings (Loss) Per Share Before Extraordinary Item,
 as reported-basic                                        $ 0.07      $ 0.03        $  0.04    $ (0.06)
Add goodwill, net of tax                                       -        0.02           -          0.04
                                                          ------      ------        -------    -------
Adjusted Earnings (Loss) Per Share Before
 Extraordinary Item, as reported-basic                    $ 0.07      $ 0.05        $  0.04    $ (0.02)
                                                          ======      ======        =======    =======

Earnings (Loss) Per Share Before Extraordinary Item,
 as reported-diluted                                      $ 0.07      $ 0.03        $  0.04    $ (0.06)
Add goodwill, net of tax
                                                               -        0.02           -          0.04
                                                          ------      ------        -------    -------
Adjusted Earnings (Loss) Per Share Before
 Extraordinary Item, as reported-diluted                  $ 0.07      $ 0.05        $  0.04    $ (0.02)
                                                          ======      ======        =======    =======

Earnings (Loss) Per Share, as reported-basic              $ 0.07      $ 0.03        $ (0.08)   $ (0.06)
Add goodwill, net of tax                                       -        0.02           -          0.04
                                                          ------      ------        -------    -------
Adjusted Earnings (Loss) Per Share, as reported-basic     $ 0.07      $ 0.05        $ (0.08)   $ (0.02)
                                                          ======      ======        =======    =======

Earnings (Loss) Per Share, as reported-diluted            $ 0.07      $ 0.03        $ (0.08)   $ (0.06)
Add goodwill, net of tax                                       -        0.02           -          0.04
                                                          ------      ------        -------    -------
Adjusted Earnings (Loss) Per Share,
 as reported-diluted                                      $ 0.07      $ 0.05        $ (0.08)   $ (0.02)
                                                          ======      ======        =======    =======

10.  Recent Accounting Pronouncements

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is effective for financial statements issued on or after May 15, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. Early adoption is encouraged but not required.

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

Results of Operations

     The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

                                                               Three Months           Six Months
                                                                  Ended                 Ended
                                                                June 30,               June 30,
                                                              ---------------     -----------------
                                                               2002     2001       2002       2001
                                                              ------   ------     ------     ------
Operating Revenue                                             100.0%   100.0%     100.0%     100.0%
                                                              ------   ------     ------     ------
Operating Expenses:

  Salaries, wages and benefits .............................   35.8     38.0       36.5       38.1
  Fuel and fuel taxes ......................................   13.4     16.8       13.4       17.0
  Vehicle rents ............................................    8.1      8.0        8.6        7.9
  Depreciation and amortization, net of gain on sale .......    4.3      4.3        4.4        4.6
  Purchased transportation .................................   16.6     12.1       16.0       12.2
  Operating expense and supplies ...........................    7.1      6.9        7.0        6.8
  Insurance premiums and claims ............................    5.1      4.0        4.9        4.0
  Operating taxes and licenses .............................    1.5      1.7        1.5        1.7
  Communications and utilities .............................    1.3      1.4        1.4        1.5
  General and other operating ..............................    4.2      4.4        4.2        4.4
                                                              ------   ------     ------     ------
   Total operating expenses ................................   97.4     97.6       97.9       98.2
                                                              ------   ------     ------     ------

Income from Operations .....................................    2.6      2.4        2.1        1.8

Interest Expense, net ......................................    1.7      2.1        1.8        2.1
                                                              ------   ------     ------     ------

Income (Loss) Before Income Taxes ..........................    0.9      0.3        0.3       -0.3
Income Tax Provision (Benefit) .............................    0.5      0.1        0.2       -0.1
                                                              ------   ------     ------     ------
Income (Loss) Before Extraordinary Item ....................    0.4      0.2        0.1       -0.2
Extraordinary loss on early extinguishment of debt,
  net of income taxes of $668 ..............................    0.0      0.0       -0.3        0.0
                                                              =====    ======     ======     ======
Net Income (Loss) ..........................................    0.4%     0.2%      -0.2%      -0.2%
                                                              ======   ======     ======     ======

Comparison of the Three Months Ended June 30, 2002 to the
Three Months Ended June 30, 2001

     Operating revenue during the three-month period ended June 30, 2002 increased $13.1 million or 6.5% to $215.6 million, compared to $202.5 million during the same period in 2001. U.S. Xpress revenue increased $5.8 million, or 3.1%, due primarily to a 2.2% increase in revenue miles and a 2.9% increase in revenue per mile to $1.248 from $1.213, offset by a $4.4 million decrease in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 148, or 2.9%, to 5,304 from 5,156. CSI/Crown revenue increased $8.8 million, or 25.4%, due to a $3.8 million increase in revenues in the airport-to-airport transportation services initiated by CSI/Crown in February 2001 and a $5.0 million increase in the floorcovering logistics business, due primarily to increased business with a large carpet retailer.

     Operating expenses represented 97.4% of operating revenue for the three months ended June 30, 2002, compared to 97.6% during the same period in 2001.

     Salaries, wages and benefits as a percentage of operating revenue were 35.8% during the three months ended June 30, 2002, compared to 38.0% during the same period in 2001. This decrease was primarily attributable to the increased use of owner-operators compared to the same period in 2001. Owner-operators accounted for 18.3% of the Company's average truck fleet during 2002, compared to 13.2% during the same period in 2001. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 13.4% during the three months ended June 30, 2002, compared to 16.8% during the same period in 2001. This decrease was primarily due to the approximately 12.0% decrease in the average fuel price per gallon during the three months ended June 30, 2002 compared to the same period in 2001, as well as the increased use of owner-operators who pay for their fuel purchases. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 8.1% during the three months ended June 30, 2002, compared to 8.0% during the same period in 2001. Depreciation and amortization as a percentage of operating revenue was 4.3% during the three months ended June 30, 2002, compared to 4.3% during the same period in 2001. The Company includes gains and losses from the sale of revenue equipment in deprecation expense. Net losses from the sale of revenue and other equipment for the three months ended June 30, 2002 were $458,000, compared to $33,000 during the same period in 2001. The sale of other equipment during the three months ended June 30, 2002 was $455,000 of the loss compared to $15,000 during the same period in 2001. Overall, as a percentage of operating revenue vehicle rents and depreciation were 12.4% during the three months ended June 30, 2002, compared to 12.3% during the same period in 2001.

     Purchased transportation as a percentage of operating revenue was 16.6% during the three months ended June 30, 2002, compared to 12.1% during the same period in 2001. This increase was primarily due to an increase in the average number of owner-operators in the three months ended June 30, 2002 to 1,970, or 18.3% of the total fleet, compared to 678, or 13.2% of the total fleet, for the same period in 2001.

     Insurance premiums and claims, as a percentage of operating revenue, were 5.1% during the three months ended June 30, 2002, compared to 4.0% during the same period in 2001. This increase is due in part to higher premiums incurred for excess and reinsurance coverage related to liability claims (personal injury and property damage). Prior to September 1, 2001, the Company's retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim, and the Company also assumed the risk for the $1 million to $3 million level of claim costs per occurrence. In addition, the Company's cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001.

     Interest expense decreased $.5 million to $3.6 million during the three months ended June 30, 2002, compared to $4.1 million during the same period in 2001. This decrease was primarily attributable to decreased borrowings and a decrease in the average interest rate.

     The effective tax rate was 54.3% during the three months ended June 30, 2002, compared to 39.8% during the same period in 2001. The higher rate is primarily the result of non-deductible per diems paid to drivers during the three months ended June 30, 2002. The Company initiated a per diem driver pay plan in February 2002.

     Income from operations for the three months ended June 30, 2002 increased $.8 million, or 17.9%, to $5.6 million from $4.8 million during the same period in 2001. As a percentage of operating revenue, income from operations was 2.6% for the three months ended June 30, 2002 and 2.4% for the same period in 2001.

Comparison of the Six Months Ended June 30, 2002 to the
Six Months Ended June 30, 2001

     Operating revenue during the six-month period ended June 30, 2002 increased $23.8 million or 6.1% to $412.9 million, compared to $389.0 million during the same period in 2001. U.S. Xpress revenue increased $9.0 million, or 2.5%, due primarily to a 3.0% increase in revenue miles and a 2.4% increase in revenue per mile to $1.242 from $1.213, offset by a $10.9 million decrease in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 231, or 4.6%, to 5,282 from 5,051. CSI/Crown revenue increased $19.1 million, or 56.3%, due to a $9.8 million increase in revenues in the airport-to-airport transportation services initiated by CSI/Crown in February 2001 and a $9.3 million increase in the floorcovering logistics business, due primarily to increased business with a large carpet retailer.

     Operating expenses represented 97.9% of operating revenue for the six months ended June 30, 2002, compared to 98.2% during the same period in 2001.

     Salaries, wages and benefits as a percentage of operating revenue were 36.5% during the six months ended June 30, 2002, compared to 38.1% during the same period in 2001. This decrease was primarily attributable to the increased use of owner-operators compared to the same period in 2001. Owner-operators accounted for 17.1% of the Company's average truck fleet during 2002, compared to 13.5% during the same period in 2001. All owner-operator expenses are reflected as purchased transportation.

     Fuel and fuel taxes as a percentage of operating revenue were 13.4% during the six months ended June 30, 2002, compared to 17.0% during the same period in 2001. This decrease was primarily due to the approximately 16.0% decrease in the average fuel price per gallon during the six months ended June 30, 2002 compared to the same period in 2001, as well as the increased use of owner-operators who pay for their own fuel purchases. The Company's exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

     Vehicle rents as a percentage of operating revenue were 8.6% during the six months ended June 30, 2002, compared to 7.9% during the same period in 2001. This increase is due to a 13.9% increase in the average number of tractors leased and a 7.8% increase in the average number of trailers leased during the six months ended June 30, 2002, compared to the same period in 2001. Depreciation and amortization as a percentage of operating revenue was 4.4% during the six months ended June 30, 2002, compared to 4.6% during the same period in 2001. Revenue equipment depreciation increased 5.7% to $11.6 million during the six months ended June 30, 2002, compared to $11.0 million during the same period in 2001. Other depreciation and amortization decreased 14.5% to $6.0 million during the six months ended June 30, 2002, compared to $7.1 million during the same period in 2001. This decrease was primarily due to the elimination of goodwill amortization of approximately $.9 million. The Company includes gains and losses from the sale of revenue and other equipment in deprecation expense. Net losses from the sale of revenue equipment for the six months ended June 30, 2002 were $546,000, compared to a gain of $51,000 during the same period in 2001. The sale of other equipment during the six months ended June 30, 2002 was $455,000 of the loss compared to $15,000 during the same period in 2001. Overall, as a percentage of operating revenue vehicle rents and depreciation were 13.0% during the six months ended June 30, 2002, compared to 12.5% during the same period in 2001.

     Purchased transportation as a percentage of operating revenue was 16.0% during the six months ended June 30, 2002, compared to 12.2% during the same period in 2001. This increase was primarily due to an increase in the average number of owner-operators in the six months ended June 30, 2002 to 904, or 17.1% of the total fleet, compared to 684, or 13.5% of the total fleet, for the same period in 2001.

     Insurance premiums and claims, as a percentage of operating revenue, were 4.9% during the six months ended June 30, 2002, compared to 4.0% during the same period in 2001. This increase is due in part to higher premiums incurred for excess and reinsurance coverage related to liability claims (personal injury and property damage). Prior to September 1, 2001, the Company's retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim, and the Company also assumed the risk for the $1 million to $3 million level of claim costs per occurrence. In addition, the Company's cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001.

     Interest expense decreased $1.3 million to $7.0 million during the six months ended June 30, 2002, compared to $8.3 million during the same period in 2001. This decrease was primarily attributable to decreased borrowings and a decrease in the average interest rate.

     The effective tax rate was 59.0% during the six months ended June 30, 2002, compared to 40.0% during the same period in 2001. The higher rate is primarily the result of non-deductible per diems paid to drivers during the six months ended June 30, 2002. The Company initiated a per diem driver pay plan in February, 2002.

     Income from operations for the six months ended June 30, 2002 increased $1.6 million, or 22.6%, to $8.5 million from $6.9 million during the same period in 2001. As a percentage of operating revenue, income from operations was 2.1% for the six months ended June 30, 2002 and 1.8% for the same period in 2001.

     In connection with the repayment of the former revolving credit agreement, the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to fees and additional costs incurred in connection with the early extinguishment of this debt.

Liquidity and Capital Resources

     The Company's primary sources of liquidity and capital resources during the six month period ended June 30, 2002 were borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions.

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

     The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At June 30, 2002, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

     At June 30, 2002, $33.0 million in borrowings were outstanding under the facility with $36.0 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

     Cash provided by operations increased to $8.7 million during the six months ended June 30, 2002, compared to $7.6 million during the same period in 2001, due in part to an increase in payables and other accrued liabilities offset by an increase in receivables. Net cash used in investing activities decreased to $5.9 million during the six months ended June 30, 2002, compared to $11.1 million during the same period in 2001. This decline was due primarily to the Company acquiring fewer tractors and trailers in 2002 compared to 2001. Net cash used in financing activities was $10.9 million, compared to cash provided by financing activities of $3.5 million during the same period in 2001. This use of funds in financing activities reflects the decline in capital expenditures during the six months ended June 30, 2002, compared to the same period in 2001.

     Management believes that the aggregate funds provided by operations, borrowings under its lines of credit, equipment installment loans, sales of used revenue equipment and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through 2002.

     The following table represents the Company's outstanding contractual obligations at June 30, 2002 excluding letters of credit. Letters of credit of $24,357 were outstanding at June 30, 2002. The letters of credit are maintained primarily to support the Company's insurance program and are renewed on an annual basis.

                                                              Payments Due By Period
                                                                  (in thousands)

    Contractual Obligations                Total            2002          2003-2004       2005-2006       Thereafter
    -----------------------                -----            ----          ---------       ---------       ----------
Long-Term Debt                           $160,502         $19,372         $ 45,718         $33,674         $61,738
Capital Lease Obligations                  14,804              72           13,691             632             409
Operating Leases - Revenue                111,273          31,324           68,180           9,623           2,146
Equipment
Operating Leases - Other                   30,595           5,231           15,399           6,958           3,007
Total Contractual Cash                   $317,174         $55,999         $142,988         $50,887         $67,300
Obligations


Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. The Company adopted SFAS 142 effective January 1, 2002. Application of the provisions of SFAS 142 will decrease annual amortization expense by approximately $1.8 million. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill. See Footnote 9 of Notes to Consolidated Financial Statements.

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

     In April 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 is effective for financial statements issued on or after May 15, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. Early adoption is encouraged but not required.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

     The Company has interest rate exposure arising from the Company's line of credit, which has variable interest rates. At June 30, 2002, the Company had $55.5 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million. For example, if interest rates on the Company's variable rate debt, after considering interest rate swaps, were to increase by 10% from their June 30, 2002 rates for the next twelve months, the increase in interest expense would be approximately $178,000.

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

     (a)  The annual meeting of shareholders was held on May 13, 2002.

     (b) The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

                                         FOR            WITHHELD           ABSTAIN         TOTAL
          Cort J. Dondero             11,725,767        468,527               0          12,194,294
          Max L. Fuller               11,725,667        468,627               0          12,194,294
          James E. Hall               12,011,742        182,552               0          12,194,294
          Ray M. Harlin               11,725,767        468,527               0          12,194,294
          Patrick E. Quinn            11,725,767        468,527               0          12,194,294
          Robert J. Sudderth, Jr.     12,011,342        182,952               0          12,194,294
          A. Alexander Taylor, II     12,011,642        182,652               0          12,194,294



          At the annual meeting, Shareholders also ratified the approval of the 2002 Stock Incentive Plan. The results of the vote are summarized as follows:

             FOR             AGAINST               ABSTAIN            NO VOTES
          6,848,789         1,650,287                864             3,694,354

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          The Company filed a Current Report on Form 8-K dated May 17, 2002, reporting the Board of Directors' decision to engage Ernst & Young, LLP to serve as the Company's independent accountants for fiscal year 2002, replacing Arthur Andersen, LLP.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U.S. XPRESS ENTERPRISES, INC
                                         (Registrant)

Date: August 14, 2002                    By: /s/ Patrick E. Quinn
                                             ----------------------------
                                             Patrick E. Quinn
                                             President

Date: August 14, 2002                    By: /s/ Ray M. Harlin
                                             ----------------------------
                                             Ray M. Harlin
                                             Principal Financial Officer