Form 10-Q
period 2002-09-30
US XPRESS ENTERPRISES INC
filed 2002-11-15
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

Commission file number 0-24806

U.S. XPRESS ENTERPRISES, INC.

NEVADA (State or other jurisdiction of Incorporation or organization)	62-1378182 (I.R.S. employer identification no.)

4080 Jenkins Road CHATTANOOGA, TENNESSEE 37421 (Address of principal executive offices)	(423) 510-3000 (Registrant’s telephone no.)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

             As of September 30, 2002, 10,890,688 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

SIGNATURES	24

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating Revenue	$220,066	$207,464	$632,921	$596,482

Operating Expenses:
Salaries, wages and benefits	77,982	78,435	228,575	226,683
Fuel and fuel taxes	30,437	33,198	85,728	99,358
Vehicle rents	17,034	18,355	52,517	49,204
Depreciation and amortization, net of gain on sale	9,253	8,643	27,436	26,631
Purchased transportation	37,939	27,323	103,901	74,930
Operating expense and supplies	16,349	13,833	45,277	40,452
Insurance premiums and claims	9,830	7,730	29,910	23,122
Operating taxes and licenses	3,274	3,678	9,663	10,282
Communications and utilities	2,768	2,857	8,442	8,682
General and other operating	9,391	9,260	27,181	26,068

Total operating expenses	214,257	203,312	618,630	585,412

Income from Operations	5,809	4,152	14,291	11,070

Interest Expense, net	3,122	3,523	10,132	11,829

Income (Loss) Before Income Taxes	2,687	629	4,159	(759)
Income Tax Provision (Benefit)	1,605	325	2,474	(230)

Income (Loss) Before Extraordinary Item	1,082	304	1,685	(529)
Extraordinary loss on early extinguishment of debt,net of income taxes of $668	—	—	(1,108)	—

Net Income (Loss)	$1,082	$304	$577	$(529)

Earnings (Loss) Per Share Before Extraordinary Item - basic	0.08	0.02	0.12	(0.04)
Extraordinary Item - basic	—	—	(0.08)	—

Earnings (Loss) Per Share - basic	$0.08	$0.02	$0.04	$(0.04)

Earnings (Loss) Per Share Before Extraordinary Item - diluted	0.08	0.02	0.12	(0.04)
Extraordinary Item - diluted	—	—	(0.08)	—

Earnings (Loss) Per Share - diluted	$0.08	$0.02	$0.04	$(0.04)

Weighted average shares - basic	13,930	13,783	13,878	13,747

Weighted average shares - diluted	14,109	13,832	14,068	13,747

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2002	December 31, 2001

	(Unaudited)

Assets

Current Assets:
Cash and cash equivalents	$3,537	$8,185
Customer receivables, net of allowance	95,482	83,296
Other receivables	10,269	7,824
Prepaid insurance and licenses	4,293	5,112
Operating and installation supplies	5,693	3,833
Deferred income taxes	973	1,406
Other current assets	6,452	6,594

Total current assets	126,699	116,250

Property and Equipment, at cost:
Land and buildings	44,069	44,768
Revenue and service equipment	245,819	216,934
Furniture and equipment	20,690	19,758
Leasehold improvements	18,838	17,748

	329,416	299,208
Less accumulated depreciation and amortization	(101,058)	(84,926)

Net property and equipment	228,358	214,282

Other Assets:
Goodwill, net	68,875	68,875
Investment in Transplace	5,815	5,815
Other	12,877	12,246

Total other assets	87,567	86,936

Total Assets	$442,624	$417,468

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands Except Share Data)

	September 30, 2002	December 31, 2001

	(Unaudited)

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$18,524	$15,402
Accrued wages and benefits	9,262	8,147
Claims and insurance accruals	21,066	14,742
Other accrued liabilities	4,580	3,376
Current maturities of long-term debt	45,445	23,491

Total current liabilities	98,877	65,158

Long-Term Debt, net of current maturities	141,500	151,540

Deferred Income Taxes	43,089	41,852

Other Long-Term Liabilities	1,380	3,308

Stockholders’ Equity:

Preferred stock, $.01 par value, 2,000,000shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value, 30,000,000 shares authorized, 13,436,077 and 13,300,466 shares issued at September 30, 2002 and December 31, 2001, respectively	134	133
Common stock Class B, $.01 par value, 7,500,000shares authorized, 3,040,262 shares issued and outstanding at September 30, 2002 and December 31, 2001	30	30
Additional paid-in capital	106,560	105,586
Retained earnings	76,246	75,669
Other comprehensive income (loss)	(234)	(778)
Treasury Stock Class A, at cost (2,544,389 shares at September 30, 2002 and December 31, 2001)	(24,483)	(24,483)
Notes receivable from stockholders	(211)	(211)
Unamortized compensation on restricted stock	(264)	(336)

Total stockholders’ equity	157,778	155,610

Total Liabilities and Stockholders’ Equity	$442,624	$417,468

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,

	2002	2001

Cash Flows from Operating Activities:
Net Income (Loss)	$577	$(529)
Adjustments to reconcile net income to net cash provided by operating activities:
Extraordinary item - loss on early extinguishment of debt	1,776	—
Deferred income tax provision (benefit)	1,237	(115)
Depreciation and amortization	26,596	26,294
Loss on sale of equipment	840	337
Loss on interest rate swaps	198	146
Change in operating assets and liabilities
Receivables	(14,608)	(16,731)
Prepaid insurance and licenses	819	(3,063)
Operating and installation supplies	(1,907)	1,152
Other assets	(5,095)	(9,113)
Accounts payable and other accrued liabilities	10,613	8,041
Accrued wages and benefits	1,114	1,971
Other	103	98

Net cash provided by operating activities	22,263	8,488

Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(27,274)	(47,631)
Proceeds from sales of property and equipment	4,222	39,589
Repayment of notes receivable from stockholders	—	22

Net cash used in investing activities	(23,052)	(8,020)

Cash Flows from Financing Activities:
Net borrowings (repayments) under line of credit	(14,500)	1,801
Borrowings under long-term debt	32,995	—
Payments of long-term debt	(23,299)	(1,756)
Book overdraft	—	(877)
Proceeds from exercise of stock options	56	36
Proceeds from issuance of common stock	889	331

Net cash used in financing activities	(3,859)	(465)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,648)	3
Cash and Cash Equivalents, beginning of period	8,185	34

Cash and Cash Equivalents, end of period	$3,537	$37

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$9,978	$11,895
Cash (refunded) paid during the period for income taxes	$264	$(5,986)
Conversion of operating leases to equipment installment notes	$16,622	$—

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

         Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

         These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the 2001 Annual Report to Stockholders in the Company’s Form 10-K filed with the Securities and Exchange Commission on April 1, 2002).

2.       Organization and Operations

         U. S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and CSI/Crown, Inc. (“CSI/Crown”). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

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

Earnings Per Share

         The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options resulting in approximately 179,000 and 49,000 equivalent shares in the three-month periods ended September 30, 2002 and 2001, respectively, and 190,000 in the nine-month period ended September 30, 2002. Due to the loss in the nine-month period ended September 30, 2001, the outstanding options are anti-dilutive and are not considered in EPS.

Reclassifications

         Certain reclassifications have been made in the 2001 financial statements to conform to the 2002 presentation.

4.       Commitments and Contingencies

         The Company is a defendant in a lawsuit filed by Forward Air, Inc. (“Forward Air”), a deferred airfreight service provider, in the United States District Court in Greeneville, Tennessee. Forward Air in its initial complaint asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company’s use of the name “Dedicated Xpress Services, Inc.” Additionally, by amended complaint, Forward Air has added allegations of conversion, abuse of process, conspiracy and malicious prosecution against the Company. In its lawsuit, Forward Air asserts that after Forward Air purchased the assets of Dedicated Transportation Services, Inc. (“DTSI”), an air freight forwarder, the Company entered the deferred air freight logistics service business and is unfairly competing with Forward Air. Forward Air seeks unspecified damages and injunctive relief preventing the Company from using the name “Dedicated Xpress Services, Inc.” The trial date in this matter is currently set for January 7, 2003.

         In a related case, SouthTrust Bank (“SouthTrust”), the secured lender to DTSI, which foreclosed upon and sold the assets of DTSI to Forward Air, has filed a lawsuit against the Company concerning certain events surrounding such foreclosure and sale. In November 2000, the Company signed an agreement with SouthTrust to purchase certain assets of DTSI at foreclosure by SouthTrust. After the agreement was signed, SouthTrust advised the Company that it had received a higher offer for the assets from Forward Air and that it would cancel the agreement with the Company unless the Company matched the higher offer. SouthTrust then sold the assets of DTSI to Forward Air. In its lawsuit, SouthTrust claims the

Company acted wrongfully and attempted to interfere with SouthTrust’s sale of DTSI’s assets to Forward Air. The lawsuit seeks damages in an unspecified amount from the Company, and seeks to have the Court declare that actions taken by SouthTrust in connection with the foreclosure and sale of DTSI’s assets were lawful and did not violate any legal rights of the Company.

         The Company believes that the claims asserted by Forward Air and SouthTrust are without merit and intends to vigorously defend the lawsuits.

         The Company is party to certain other legal proceedings incidental to its business. The ultimate disposition of such other matters, in the opinion of management, based in part upon an assessment of the likelihood of an adverse disposition of such matters, will not have a material adverse effect on the Company’s financial position or results of operations.

         Letters of credit of $24,357 were outstanding at September 30, 2002. The letters of credit are maintained primarily to support the Company’s insurance program. Subsequent to September 30, 2002, the Company’s letters of credit were increased to $37.0 million.

5.       Derivative Financial Instruments

         The Company adopted the Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company had designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements were used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. Changes in fair value of the interest rate agreements were recognized in other comprehensive income through March 29, 2002.

         On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the amount included in other comprehensive income related to the interest rate swap agreements are being amortized over the remaining term of the respective agreements. Future changes in the market value of the swap agreements will be reflected as interest expense in the statement of operations. The fair market value of the interest rate swaps as of September 30, 2002 was a liability of $860, which is included in other accrued liabilities.

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

	(Dollars in Thousands)

	U.S. Xpress	CSI/Crown	Consolidated

Three Months Ended September 30, 2002
Revenues – external customers	$189,968	$30,098	$220,066
Intersegment revenues	8,141	—	8,141
Operating income	5,769	40	5,809
Total assets	412,624	30,000	442,624

Three Months Ended September 30, 2001
Revenues – external customers	$183,252	$24,212	$207,464
Intersegment revenues	7,017	—	7,017
Operating income	4,886	(734)	4,152
Total assets	401,148	27,691	428,839

Nine Months Ended September 30, 2002
Revenues – external customers	$549,877	$83,044	$632,921
Intersegment revenues	20,757	—	20,757
Operating income	13,757	534	14,291
Total assets	412,624	30,000	442,624

Nine Months Ended September 30, 2001
Revenues – external customers	$538,396	$58,086	$596,482
Intersegment revenues	15,406	—	15,406
Operating income	11,927	(857)	11,070
Total assets	401,148	27,691	428,839

         The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $3,122 and $3,523 for the three months ended September 30, 2002 and 2001, respectively, and $10,132 and $11,829 for the nine months ended September 30, 2002 and 2001, respectively.

7.       Comprehensive Income

         Comprehensive income (loss) consisted of the following components for the nine months ended September 30, 2002 and 2001, respectively:

	For the Nine Months Ended September 30,

	2002	2001

	(in thousands)
Net income (loss)	$577	$(529)
Net gain (loss) on current period cash flow hedges	312	(838)
Amortization of hedge de-designation	232	—

Total	$1,121	$(1,367)

8.       Long-Term Debt and Extraordinary Item

         On March 29, 2002, the Company entered into a $100 million senior secured revolving credit facility. Proceeds from this new facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula. Letters of credit under the facility are limited to $30.0 million. Subsequent to September 30, 2002, the Company’s line of credit was amended and letters of credit under the facility were increased to $37.0 million. The facility matures in March 2007.

         The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At September 30, 2002, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

         At September 30, 2002, $30.5 million in borrowings were outstanding under the facility with $39.3 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

         The new facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company’s future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent.

         In connection with the repayment of the former revolving credit agreement, the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to the early extinguishment of this debt.

9.       Goodwill

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. The Company adopted SFAS 142 effective January 1, 2002. Application of the provisions of SFAS 142 will decrease annual amortization expense by approximately $1.8 million. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill.

         The following table presents the Company’s net income assuming goodwill had not been amortized during the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income (Loss) Before Extraordinary Item, as reported	$1,082	$304	$1,685	$(529)
Add goodwill, net of tax	—	372	—	915

Adjusted Income Before Extraordinary Item	$1,082	$676	$1,685	$386

Net Income (Loss), as reported	$1,082	$304	$577	$(529)
Add goodwill, net of tax	—	372	—	915

Adjusted Net Income	$1,082	$676	$577	$386

Earnings (Loss) Per Share Before Extraordinary Item, as reported-basic	$0.08	$0.02	$0.12	$(0.04)
Add goodwill, net of tax	—	0.03	—	0.07

Adjusted Earnings Per Share Before Extraordinary Item, as reported-basic	$0.08	$0.05	$0.12	$0.03

Earnings (Loss) Per Share Before Extraordinary Item, as reported-diluted	$0.08	$0.02	$0.12	$(0.04)
Add goodwill, net of tax	—	0.03	—	0.07

Adjusted Earnings Per Share Before Extraordinary Item, as reported-diluted	$0.08	$0.05	$0.12	$0.03

Earnings (Loss) Per Share, as reported-basic	$0.08	$0.02	$0.04	$(0.04)
Add goodwill, net of tax	—	0.03	—	0.07

Adjusted Earnings Per Share, as reported-basic	$0.08	$0.05	$0.04	$0.03

Earnings (Loss) Per Share, as reported-diluted	$0.08	$0.02	$0.04	$(0.04)
Add goodwill, net of tax	—	0.03	—	0.07

Adjusted Earnings Per Share, as reported-diluted	$0.08	$0.05	$0.04	$0.03

10.      Recent Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be evaluated when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a significant impact on the Company’s statement of operations and financial position.

         In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 is effective for fiscal years beginning on or after May 15, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. Beginning with fiscal year 2003, the Company will be required to reclassify the extraordinary item recorded in the first quarter of 2002 to conform with the provisions of Statement 145. Early adoption is encouraged but not required.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

         U. S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and CSI/Crown, Inc. (“CSI/Crown”). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. CSI/Crown provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

Results of Operations

         The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	35.4	37.8	36.1	38.0
Fuel and fuel taxes	13.8	16.0	13.5	16.7
Vehicle rents	7.7	8.8	8.3	8.2
Depreciation and amortization, net of gain on sale	4.2	4.2	4.3	4.5
Purchased transportation	17.2	13.2	16.4	12.6
Operating expense and supplies	7.4	6.7	7.2	6.8
Insurance premiums and claims	4.5	3.7	4.7	3.8
Operating taxes and licenses	1.5	1.8	1.5	1.7
Communications and utilities	1.3	1.4	1.3	1.4
General and other operating	4.4	4.4	4.4	4.4

Total operating expenses	97.4	98.0	97.7	98.1

Income from Operations	2.6	2.0	2.3	1.9

Interest Expense, net	1.4	1.7	1.6	2.0

Income (Loss) Before Income Taxes	1.2	0.3	0.7	(0.1)
Income Tax Provision (Benefit)	0.7	0.2	0.4	(0.0)

Income (Loss) Before Extraordinary Item	0.5	0.1	0.3	(0.1)

Extraordinary loss on early extinguishment of debt, net of income taxes of $668	0.0	0.0	(0.2)	0.0)
Net Income (Loss)	0.5%	0.1%	0.1%	(0.1)%

Comparison of the Three Months Ended September 30, 2002 to the Three Months Ended September 30, 2001

         Operating revenue during the three-month period ended September 30, 2002 increased $12.6 million or 6.1% to $220.1 million, compared to $207.5 million during the same period in 2001. U.S. Xpress revenue increased $7.8 million, or 4.1%, due primarily to a 2.0% increase in revenue miles and a 2.7% increase in revenue per mile to $1.261 from $1.228, offset by a $2.2 million decrease in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 71, or 1.4%, to 5,323 from 5,252. CSI/Crown revenue increased $5.9 million, or 24.3%, due to a $2.6 million increase in revenues in the airport-to-airport transportation services initiated by CSI/Crown in February 2001 and a $3.3 million increase in the floorcovering logistics business, due primarily to increased business with a large carpet retailer.

         Operating expenses represented 97.4% of operating revenue for the three months ended September 30, 2002, compared to 98.0% during the same period in 2001.

         Salaries, wages and benefits as a percentage of operating revenue were 35.4% during the three months ended September 30, 2002, compared to 37.8% during the same period in 2001. This decrease was primarily attributable to the increased use of owner-operators compared to the same period in 2001. Owner-operators accounted for 18.8% of the Company’s average truck fleet during 2002, compared to 13.7% during the same period in 2001. All owner-operator expenses are reflected as purchased transportation.

         Fuel and fuel taxes as a percentage of operating revenue were 13.8% during the three months ended September 30, 2002, compared to 16.0% during the same period in 2001. This decrease was primarily due to the approximately 2.8% decrease in the average fuel price per gallon during the three months ended September 30, 2002 compared to the same period in 2001, as well as the increased use of owner-operators who pay for their fuel purchases. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

         Vehicle rents as a percentage of operating revenue were 7.7% during the three months ended September 30, 2002, compared to 8.8% during the same period in 2001. This decrease is due primarily to a 5.0% decrease in the average number of tractors leased and a 2.2% decrease in the average number of trailers leased during the three months ended September 30, 2002 compared to the same period in 2001. Depreciation and amortization as a percentage of operating revenue was 4.2% during the three months ended September 30, 2002, compared to 4.2% during the same period in 2001. Revenue equipment depreciation increased 43.1% to $6.1 million during the three months ended September 30, 2002, compared to $4.3 million during the same period in 2001. Other depreciation and amortization decreased 28.6% to $2.8 million during the three months ended September 30, 2002, compared to $4.0 million during the same period in 2001. This decrease was primarily due to the elimination of goodwill amortization of approximately $.5 million and the decrease of $.5 million of deferred loan costs. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue and other equipment for the three months ended September 30, 2002 were $294,000, compared to $388,000 during the same period in 2001. Overall, as a percentage of operating revenue vehicle rents and depreciation were 11.9% during the three months ended September 30, 2002, compared to 13.0% during the same period in 2001.

         Purchased transportation as a percentage of operating revenue was 17.2% during the three months ended September 30, 2002, compared to 13.2% during the same period in 2001.

This increase was primarily due to an increase in the average number of owner-operators in the three months ended September 30, 2002 to 1,001, or 18.8% of the total fleet, compared to 717, or 13.7% of the total fleet, for the same period in 2001.

         Operating expenses and supplies as a percentage of operating revenue were 7.4% during the three months ended September 30, 2002 compared to 6.7% during the same period in 2001. This increase is primarily attributable to an increase in tire expenses due to the Company extending the trade cycle of its revenue equipment.

         Insurance premiums and claims, as a percentage of operating revenue were 4.5% during the three months ended September 30, 2002, compared to 3.7% during the same period in 2001. This increase is due in part to higher premiums incurred for excess and reinsurance coverage related to liability claims (personal injury and property damage). Prior to September 1, 2001, the Company’s retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim, and the Company also assumed the risk for the $1 million to $3 million level of claim costs per occurrence. In addition, the Company’s cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001.

         Interest expense decreased $0.4 million to $3.1 million during the three months ended September 30, 2002, compared to $3.5 million during the same period in 2001. This decrease was primarily attributable to decreased average borrowings and a decrease in the average interest rate.

         The effective tax rate was 59.7% during the three months ended September 30, 2002, compared to 51.6% during the same period in 2001. The higher rate is primarily the result of non-deductible per diems paid to drivers during the three months ended September 30, 2002. The Company initiated a per diem driver pay plan in February 2002.

         Income from operations for the three months ended September 30, 2002 increased $1.6 million, or 39.9%, to $5.8 million from $4.2 million during the same period in 2001. As a percentage of operating revenue, income from operations was 2.6% for the three months ended September 30, 2002 and 2.0% for the same period in 2001.

Comparison of the Nine Months Ended September 30, 2002 to the Nine Months Ended September 30, 2001

         Operating revenue during the nine-month period ended September 30, 2002 increased $36.4 million or 6.1% to $632.9 million, compared to $596.5 million during the same period in 2001. U.S. Xpress revenue increased $16.8 million, or 3.0%, due primarily to a 2.7% increase in revenue miles and a 2.5% increase in revenue per mile to $1.248 from $1.218, offset by a $13.2 million decrease in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 178, or 3.5%, to 5,296 from 5,118. CSI/Crown revenue increased $24.9 million, or 43.0%, due to a $12.4 million increase in revenues in the airport-to-airport transportation services initiated by CSI/Crown in February 2001 and a $12.5 million increase in the floorcovering logistics business, due primarily to increased business with a large carpet retailer.

         Operating expenses represented 97.7% of operating revenue for the nine months ended September 30, 2002, compared to 98.1% during the same period in 2001.

         Salaries, wages and benefits as a percentage of operating revenue were 36.1% during the nine months ended September 30, 2002, compared to 38.0% during the same period in 2001. This decrease was primarily attributable to the increased use of owner-operators compared to the same period in 2001. Owner-operators accounted for 17.6% of the Company’s average truck fleet during 2002, compared to 13.2% during the same period in 2001. All owner-operator expenses are reflected as purchased transportation.

         Fuel and fuel taxes as a percentage of operating revenue were 13.5% during the nine months ended September 30, 2002, compared to 16.7% during the same period in 2001. This decrease was primarily due to the approximately 11.6% decrease in the average fuel price per gallon during the nine months ended September 30, 2002 compared to the same period in 2001, as well as the increased use of owner-operators who pay for their own fuel purchases. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

         Vehicle rents as a percentage of operating revenue were 8.3% during the nine months ended September 30, 2002, compared to 8.2% during the same period in 2001. Depreciation and amortization as a percentage of operating revenue was 4.3% during the nine months ended September 30, 2002, compared to 4.5% during the same period in 2001. Revenue equipment depreciation increased 16.2% to $17.7 million during the nine months ended September 30, 2002, compared to $15.2 million during the same period in 2001. Other depreciation and amortization decreased 19.6% to $8.9 million during the nine months ended September 30, 2002, compared to $11.1 million during the same period in 2001. This decrease was primarily due to the elimination of goodwill amortization of approximately $1.4 million and the decrease of $.8 million of deferred loan costs. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue and other equipment for the nine months ended September 30, 2002 were $840,000, compared to $337,000 during the same period in 2001. The sale of other equipment during the nine months ended September 30, 2002 was $455,000 of the loss compared to $15,000 during the same period in 2001. Overall, as a percentage of operating revenue vehicle rents and depreciation were 12.6% during the nine months ended September 30, 2002, compared to 12.7% during the same period in 2001.

         Purchased transportation as a percentage of operating revenue was 16.4% during the nine months ended September 30, 2002, compared to 12.6% during the same period in 2001. This increase was primarily due to an increase in the average number of owner-operators in the nine months ended September 30, 2002 to 937, or 17.6% of the total fleet, compared to 683, or 13.2% of the total fleet, for the same period in 2001.

         Operating expenses and supplies as a percentage of operating revenue were 7.2% during the nine months ended September 30, 2002 compared to 6.8% during the same period in 2001. This increase is primarily attributable to an increase in tire expenses due to the Company extending the trade cycle of its revenue equipment.

         Insurance premiums and claims, as a percentage of operating revenue, were 4.7% during the nine months ended September 30, 2002, compared to 3.8% during the same period in 2001. This increase is due in part to higher premiums incurred for excess and reinsurance coverage related to liability claims (personal injury and property damage). Prior to September 1, 2001, the Company’s retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim, and the Company also assumed the risk for the $1 million to $3 million level of claim costs per occurrence. In addition, the Company’s cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001.

         Interest expense decreased $1.7 million to $10.1 million during the nine months ended September 30, 2002, compared to $11.8 million during the same period in 2001. This decrease was primarily attributable to decreased average borrowings and a decrease in the average interest rate.

         The effective tax rate was 59.5% during the nine months ended September 30, 2002, compared to a 30.3% benefit during the same period in 2001. The higher rate is primarily the result of non-deductible per diems paid to drivers during the nine months ended September 30, 2002. The Company initiated a per diem driver pay plan in February 2002.

         Income from operations for the nine months ended September 30, 2002 increased $3.2 million, or 29.1%, to $14.3 million from $11.1 million during the same period in 2001. As a percentage of operating revenue, income from operations was 2.3% for the nine months ended September 30, 2002 and 1.9% for the same period in 2001.

         In connection with the repayment of the former revolving credit agreement, the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to fees and additional costs incurred in connection with the early extinguishment of this debt.

Liquidity and Capital Resources

         The Company’s primary sources of liquidity and capital resources during the nine month period ended September 30, 2002 were cash from operations, borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions.

         On March 29, 2002, the Company entered into a $100 million senior secured revolving credit facility. Proceeds from this new facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula. Letters of credit under the facility are limited to $30 million. Subsequent to September 30, 2002, the Company’s line of credit was amended and letters of credit under the facility were increased to $37.0 million. The facility matures in March 2007.

         The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At September 30, 2002, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

         At September 30, 2002, $30.5 million in borrowings were outstanding under the facility with $39.3 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

         The new facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company’s future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent.

         Cash provided by operations increased to $22.3 million during the nine months ended September 30, 2002, compared to $8.5 million during the same period in 2001, due in part to a $4.8 million increase in pretax income. Net cash used in investing activities increased to $23.1 million during the nine months ended September 30, 2002, compared to $8.0 million during the same period in 2001. This increase was due primarily to the purchase of new tractors and the Company purchasing tractors out of operating leases, combined with a decrease in sales of used equipment. Net cash used in financing activities was $3.9 million, compared to $0.5 million during the same period in 2001.

         Management believes that the aggregate funds provided by operations, borrowings under its lines of credit, equipment installment loans, sales of used revenue equipment and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through the next twelve months.

         The following table represents the Company’s outstanding contractual obligations at September 30, 2002 excluding letters of credit. Letters of credit of $24,357 were outstanding at September 30, 2002. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis. Subsequent to September 30, 2002, the Company’s letters of credit were increased to $37.0 million.

	Payments Due By Period (in thousands)

Contractual Obligations	Total	2002	2003-2004	2005-2006	Thereafter

Long-Term Debt, including current maturities	$185,475	$13,073	$59,308	$39,909	$73,185
Capital Lease Obligations	1,470	37	392	632	409
Operating Leases – Revenue Equipment	109,615	16,081	76,762	14,513	2,259
Operating Leases – Other	29,978	2,928	16,907	8,021	2,122
Total Contractual Cash Obligations	$326,538	$32,119	$153,369	$63,075	$77,975

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill be tested for impairment. The Company adopted SFAS 142 effective January 1, 2002. Application of the provisions of SFAS 142 will decrease annual amortization expense by approximately $1.8 million. The Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill. See Footnote 9 of Notes to Consolidated Financial Statements.

         In August 2001, the FASB issued SFAS No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets”. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of” and among other factors, establishes criteria beyond that previously specified in SFAS No. 121 to be evaluated when a long-lived asset is to be considered as held for sale. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a significant impact on the Company’s statement of operations and financial position.

         In April 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 is effective for fiscal years beginning on or after May 15, 2002. For most companies, SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under

Statement 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. Upon adoption, any gain or loss on extinguishments of debt previously classified as an extraordinary item in prior periods presented that does not meet the criteria of Opinion 30 for such classification should be reclassified to conform with the provisions of Statement 145. Beginning with fiscal year 2003, the Company will be required to reclassify the extraordinary item recorded in the first quarter of 2002 to conform with the provisions of Statement 145. Early adoption is encouraged but not required.

Inflation

         Inflation has not had a material effect on the Company’s results of operations or financial condition during the past three years. However, inflation higher than experienced during the past three years could have an adverse effect on the Company’s future results.

Seasonality

         In the trucking industry, revenue generally shows a seasonal pattern as customers reduce shipments during and after the winter holiday season and as a result of inherent weather variations. The Company’s operating expenses also have historically been higher during the winter months.

         This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects,” “estimated,” “projects,” “believes,” “anticipates,” intends,” and similar terms and phrases, and may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors discussed under the heading “Special Considerations” in the Company’s Annual Report on Form 10-K, as well as other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

         The Company has interest rate exposure arising from the Company’s line of credit, which has variable interest rates. At September 30, 2002, the Company had $52.2 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45.0 million. For example, if interest rates on the Company’s variable rate debt, after considering interest rate swaps, were to increase by 10% from their September 30, 2002 rates for the next twelve months, the increase in interest expense would be approximately $163,000.

Commodity Price Risk

         Fuel is one of the Company’s largest expenditures. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside the Company’s control. Many of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. However, there is no assurance that such fuel surcharges could be used to offset future increases in fuel prices.

Item 4.	Controls and Procedures

         Within the 90 days prior to the date of this Form 10-Q, an evaluation under Rule 13a-14 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.55	First Amendment to Revolving Credit Agreement dated August 29, 2002, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

10.56	Second Amendment and Consent to Revolving Credit Agreement dated October 21, 2002, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

During the quarter ended September 30, 2002, the Company filed the following reports on Form 8-K:

(i)	a Current Report dated August 14, 2002, to furnish copies for purposes of Regulation FD of the certifications of the President and Chief Financial Officer provided in connection with the Company’s Quarterly Report on Form 10-Q pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and

(ii)	a Current Report dated August 14, 2002, to furnish copies for purposes of Regulation FD of a Press Release concerning the Company’s decision to revise its accounting for a non-cash charge previously recognized in the first quarter of 2002 for a write-off related to interest rate swap agreements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

(Registrant)

Date: November 14, 2002	By:	/s/ PATRICK E. QUINN

Patrick E. Quinn President

Date: November 14, 2002	By:	/s/ RAY M. HARLIN

Ray M. Harlin Principal Financial Officer

CERTIFICATION

I, Ray M. Harlin, certify that:

1.       I have this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Ray M. Harlin

	Title:	Chief Financial Officer

CERTIFICATION

I, Patrick E. Quinn, certify that:

1.       I have this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.

2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ Patrick E. Quinn

	Title:	President

CERTIFICATION

I, Max L. Fuller, certify that:

1.	I have read this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

	By:	/s/ Max L. Fuller

	Title:	Vice President