Form 10-K
period 2002-12-31
US XPRESS ENTERPRISES INC
filed 2003-03-31
CIK 923571

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2002

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-24806

U.S. XPRESS ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	62-1378182 (I.R.S. Employer Identification No.)

4080 Jenkins Road Chattanooga, Tennessee (Address of Principal Executive Offices)	37421 (Zip Code)

Registrant’s telephone number, including area code: (423) 510-3000

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
YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2002, the last business day of the registrant's most recently completed fiscal second quarter, was $75,175,000 (based upon the $13.11 per share average of the closing bid and asked price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 21, 2003, the registrant had 10,904,443 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, and 13 of this Report is incorporated by reference from the registrant’s definitive proxy statement mailed to stockholders for the 2003 annual meeting of stockholders to be held on May 7, 2003.

PART I

ITEM 1.         BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects,” “estimated,” “projects,” “believes,” “anticipates,” “intends,” and similar terms and phrases, and may include, but not be limited to projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or qualified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors discussed in Item 7 of this report under the heading “Factors that May Affect Future Results,” as well as other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

General

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services in the continental United States, Canada and Mexico. The Company is the fifth largest publicly owned truckload carrier in the United States.

The Company has two operating segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems”), formerly known as CSI/Crown, Inc. U.S. Xpress accounted for approximately 86.7% of the Company’s 2002 revenues. See Note 14 of the Company’s 2002 Consolidated Financial Statements for quantitative segment information.

The Company also offers logistics services through its 13% equity ownership interest in Transplace, Inc. (“Transplace”), an Internet-based global transportation logistics company.

U.S. Xpress provides three principal services: i) over-the-road or long-haul services with lengths of haul generally in the range of 400 to 3,000 miles; ii) regional services with lengths of haul generally in the range of 200 to 550 miles in the Western, Midwestern and Southeastern regions of the United States; and iii) dedicated contract carriage services.

Xpress Global Systems is a leading provider of logistics services to the floorcovering industry. Services include: i) consolidation and distribution of less-than-truckload shipments; ii) coordination of line-haul transportation to Company operated service centers and third-party agent facilities for local delivery; iii) warehousing and distribution services; and iv) retail sales of installation supplies, including the Company’s private-label “Installer’s Choice” brand of floorcovering installation products.

In February of 2001, Xpress Global Systems further broadened its services to include airport-to-airport transportation services to the airfreight and airfreight forwarding industries. The Company provides scheduled ground transportation of air cargo for integrated air cargo carriers, airlines and airfreight forwarders. These services are provided to 80 major destination markets, nationwide, on a one to four day basis through its 12 regional hub facilities.

The Company’s mission is to provide high levels of service to customers by utilizing proven technologies and skilled employees. The Company’s operating and growth strategies are focused on its target markets, while capitalizing on evolving trends and growth markets in the transportation industry. These strategies include:

1)          Position the Company as the premier high service provider. The Company specializes in providing time-definite and expedited truckload services to customers that operate supply chain management systems, particularly those that manage their flow of raw materials, in-process products and finished goods on a “just-in-time” basis. The Company was one of the first in the industry to establish time-definite pickups and deliveries as a standard for service quality. Time-definite service is a critical element in efficient supply chain and distribution systems management. In addition, the Company provides expedited service throughout the continental United States and in parts of Canada and Mexico. This is particularly important to shippers that operate multiple, geographically diverse facilities. In addition, the Company has consistently been a leader in the truckload industry in providing customers with easy access to operating and service-related technologies that provide value to shippers. The Company’s electronic commerce (“E-Commerce”) capabilities, in particular, differentiate the Company from many other truckload suppliers. The Company provides its customers with the ability to use E-Commerce through the Internet, private networks and third-party networks.

2)          Expand core carrier relationships with shippers. Most of the larger shippers are reducing the number of carriers they use and are expanding relationships with their most capable carriers. Those companies selected for the most significant supplier relationships with shippers are called “core carriers”. The Company offers long-haul, mid-range and regional truckload services, time-definite and expedited services and dedicated fleet services. This range of capabilities, coupled with the capacity of 5,530 U.S. Xpress owned, leased and owner-operator tractors at December 31, 2002, has positioned the Company as a core carrier for many of the largest shippers in North America. In seeking these relationships, the Company emphasizes its service capabilities and capacity, as well as its commitment to flexibility, responsiveness and analytical planning. Customers that have designated the Company as a core carrier include: Sears, Dollar General, Best Buy, E.I. DuPont, Federal Express, Proctor and Gamble, Hewlett-Packard, Burlington Air Express and Kimberly Clark.

3)          Position the Company as a driver-friendly employer. The labor market for qualified professional truck drivers is extremely competitive, providing an advantage to driver-friendly employers like the Company. The Company focuses significant resources and attention on the successful recruiting, hiring, training and retention of qualified solo and team drivers. At December 31, 2002, the Company operated 5,530 tractors in its fleet, an increase of 5.6% from December 31, 2001. Management believes that its success in hiring and retaining qualified drivers is due to its high-quality equipment; better than average miles, which translates into better take-home pay for drivers; “driver-friendly freight” that does not require labor or lengthy delays; flexible work schedules that enable drivers to better meet their personal obligations and lifestyles; and creative recruiting strategies that recognize the changing demographics of the American work force and that seek to expand the diversity of the driver fleet. Ongoing success in recruiting, hiring, training and retaining sufficient drivers is critical to the Company in achieving its growth objectives.

SERVICES

U.S. Xpress

Long-haul/Over-the-Road

U.S. Xpress’ largest service specialty is over-the-road or long-haul services with lengths of haul generally in the range of 500 to 3,000 miles. U.S. Xpress offers time-definite and expedited services within this service specialty. Time-definite transportation requires that pickups and deliveries be performed to exact appointment times or within a specified number of minutes. This service is an essential point of differentiation from many other transportation companies, which typically provide service only within time “windows’ ranging from a few hours to a few days. Time-definite service is particularly important to U.S. Xpress’ customers that operate in a “just-in-time” environment, distribution and retail inventory systems and to customers in the airfreight and logistics industries. U.S. Xpress’ expedited service consists of the pick up and delivery of freight on prescribed schedules at transit times comparable to deferred airfreight service. U.S. Xpress is able to meet these transit times using team drivers or relays at much lower cost than deferred airfreight.

Regional Service

About 70% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity. These factors make regional service capabilities an important aspect in qualifying U.S. Xpress for core carrier relationships. U.S. Xpress provides regional service in the Western, Midwestern and Southeastern regions of the United States.

Dedicated Contract Carriage Service

Some shippers use transportation or logistics companies to manage or operate their private trucking operations. Many of these shippers historically have operated their own fleets to transport their products. U.S. Xpress’ management expertise, capacity and systems are well positioned to provide dedicated contract carriage services in which specific tractors, drivers and, at times, on-site personnel are assigned to a specific customer account. As a replacement or extension of a customer’s private fleet, U.S. Xpress can provide the assurance of extra capacity to “flex” the fleet to meet surges in the business cycle. Through dedicated service relationships, customers obtain assurance of capacity to meet their requirements. U.S. Xpress benefits by generating better equipment utilization, increasing business volume from key customers and improving planning of resources. Drivers benefit through consistent wages, enhanced scheduling, reduced downtime between loads and more predictability of their off-duty time.

Xpress Global Systems

Floorcovering Logistics and Distribution Services

Xpress Global Systems is a leading provider of logistics services to the floorcovering industry. Xpress Global Systems picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations; contracts with truckload carriers, including U.S. Xpress, to deliver the products to Xpress Global Systems’ service centers or to contract agents and delivery services; and delivers the products to floorcovering distributors, retailers and large-scale end users in the continental United States, Canada and Mexico. In addition, Xpress Global Systems provides warehousing and other specialized services, such as custom carpet cutting, stocking services and the sale of floorcovering installation supplies.

Additional distribution-related services, such as pool distribution, freight consolidation and public warehousing, have been introduced to a variety of industries other than floorcovering. These services take advantage of the existing infrastructure and allow Xpress Global to better utilize its facilities and provide an avenue for further diversification.

Airfreight and Distribution Services

Xpress Global Systems offers nationwide, scheduled ground transport of air cargo to customers in the airfreight and airfreight forwarding industries as a cost-effective and reliable alternative to traditional air transportation. Service is provided to over 80 major markets throughout the United States and Canada in one of the industry’s largest road-feeder networks. Driven by Federal Aviation Administration mandated changes in cargo security guidelines and the reliable and economical service provided by Xpress Global Systems, many air carriers and integrators have shifted goods to ground transport. Further, these restrictions have reduced available lift capacity in passenger aircraft resulting in more expedited traffic moving through ground networks, such as the system operated by Xpress Global Systems.

MARKETING AND CUSTOMERS

The Company’s success in marketing its services is a result of commitment to service, capabilities, capacity, flexibility, responsiveness, analytical planning and information technology management. The Company’s marketing departments and sales personnel identify new business prospects and implement programs to obtain and retain customer accounts. U.S. Xpress employs 26 full-time marketing and national account representatives who have responsibility for specific geographic areas. Xpress Global Systems employs 27 full-time marketing and national account representatives who have specific geographic and service responsibilities.

U.S. Xpress’ top 50 customers, most of which have designated U.S. Xpress as a core carrier, accounted for approximately 61.6% of its revenues in 2002. During 2002, no single customer accounted for more than 3.7% of U.S. Xpress’ revenues. Xpress Global Systems’ top customer accounted for 22.8% of its revenue in 2002. No other single customer accounted for more than 3.5% of Xpress Global Systems’ revenues.

EQUIPMENT

The Company determines the specifications of equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated agreements in principle concerning the essential terms of trade-in and/or repurchase commitments from its primary equipment vendors for disposal of a substantial portion of its equipment. These agreements in principle are expected to reduce the Company’s risks related to equipment disposal values.

The following table shows the numbers, type and age of U.S. Xpress and Xpress Global Systems company-owned and leased equipment at December 31, 2002:

Model Year	Tractors	Trailers

2003	1,111	250
2002	725	1,176
2001	911	1,194
2000	921	2,630
1999	1,469	3,713
1998	63	1,492
1997	0	1,288
1996 & Prior	118	1,697

Total	5,318	13,440

Tractors

The Company purchases or leases Freightliner or Volvo tractors for substantially all of the additions and replacements to its over-the-road fleet. Tractors are generally replaced every 36 to 54 months, generally well in advance of the need for major engine overhauls. This schedule can be accelerated or delayed, subject to certain limitations, based on resale values in the used truck market and the differential between those values and new truck prices. All Company over-the-road tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems for improved safety and satellite communications and in-cab e-mail for improved communications. Over 98% of the tractor fleet is equipped with Eaton automatic shift transmissions, and a substantial portion of the fleet is equipped with automatic traction control. All engines have fuel incentive programming for increased fuel economy.

Trailers

In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that the Company believes are more durable, have greater cubic capacity and stiffer sidewalls and do not fracture as easily as conventional aluminum trailers. The Company currently purchases or leases Wabash Duraplate trailers for substantially all of the additions and replacements to its fleet. In addition, substantially all of the trailers are equipped with air ride suspension, leading to softer rides that result in less load damage. At December 31, 2002, approximately 73% of the trailer fleet was composite plate trailers from Wabash.

Competition

The transportation services business is extremely competitive. The Company competes primarily with other truckload carriers and providers of deferred airfreight service. Competition from railroads and providers of intermodal transportation likely would increase if service standards for these modes were improved dramatically.

Generally, competition for the freight transported by the Company is based on service, efficiency and pricing. Historically, increased competition has created downward pressure on the truckload industry’s pricing structure. Prolonged weakness in freight markets or downward pressure on freight rates could adversely affect the Company’s results of operations or financial condition. Some competitors have greater financial resources, operate more equipment and transport more freight than the Company.

Regulation

The Company is a motor carrier that is subject to safety regulations promulgated by the Federal Motor Carrier Safety Administration of the Department of Transportation (“DOT”) and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to federal, state and provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States and certain Canadian provinces, over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative change that could affect the economics of the industry.

The Company’s operations are also subject to various federal, state and local environmental laws dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks. The Company believes that its operations are in substantial compliance with current laws and regulations and does not know of any existing condition that would cause non-compliance with applicable environmental regulations to have a material adverse effect on the Company’s business or operating results.

SAFETY AND RISK MANAGEMENT

The Company is committed to safe operations. The Company’s emphasis on safety is demonstrated through equipment specifications and active safety and loss prevention programs. These programs reinforce the importance of driving safely, abiding by all laws and regulations, such as speed limits and driving hours, performing regular equipment inspections and acting as good citizens on the road. The Company’s accident review committee meets regularly to review any new accidents, take appropriate action related to drivers, examine accident trends and implement changes in procedures or communications to address any safety issues.

Management’s emphasis on safety also is demonstrated through its equipment specifications, such as anti-lock brakes, electronic engines, special mirrors, conspicuity tape and the implementation of Eaton Vorad collision avoidance systems on all tractors. The Eaton Vorad system is designed to provide drivers with visible and audible warnings when other vehicles are beside them and when vehicles ahead are traveling at slower speeds than the truck. The system provides drivers with additional response time to prevent accidents.

The Company requires prospective drivers to meet higher qualification standards than those required by the DOT. The DOT requires the Company’s drivers to obtain national commercial driver’s licenses pursuant to the regulations promulgated by the DOT. The DOT also requires that the employer implement a drug-testing program in accordance with DOT regulations. The Company’s program includes pre-employment, random, reasonable cause and post-accident drug testing.

Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as equipment weight and dimensions are also subject to federal and state regulations. The DOT evaluates carriers and provides safety fitness ratings based on conformance with requirements and accident frequency. U.S. Xpress and Xpress Global Systems each have satisfactory safety fitness ratings.

The Company secures appropriate insurance coverage at cost-effective rates. The primary claims arising in the Company’s business consist of cargo loss and damage, auto liability (personal injury and property damage) and workers’ compensation. The Company currently purchases primary and excess coverage for these types of claims, subject to certain retention levels, at amounts that management believes are sufficient to adequately protect the Company.

HUMAN RESOURCES

At December 31, 2002, the Company and its subsidiaries employed 8,007 full-time associates, of whom 5,813 were drivers, 229 were mechanics and other maintenance personnel, 1,095 were office associates for U.S. Xpress, the truckload division, and 870 were employed by Xpress Global Systems, the non-truckload division. U.S. Xpress also had active contracts with independent contractors (owner-operators) for the services of 1,106 tractors that provide both tractor and qualified drivers. None of the Company’s employees are represented by a union or collective bargaining agreement, and the Company considers relations with its employees to be good.

Driver Recruiting, Training and Retention

The Company recognizes that it is paramount to recruit, train and retain a professional driver workforce. The Company also realizes that competition for qualified drivers will remain high and will be impacted by changes in unemployment rates, changes in workforce demographics and reduced government funding of training programs. Although the Company has experienced no significant inability to attract qualified drivers, no assurance can be given that a shortage of qualified drivers in the future will not adversely affect the Company.

All Company drivers must meet or exceed specific guidelines relating to their safety records, driving experience, and personal evaluations, including a physical examination and mandatory drug testing as outlined in DOT regulations. After a conditional offer of employment is extended, a driver must successfully complete training in all aspects of Company policies and operations, safety philosophy and fuel efficiency. In addition, all drivers must successfully complete a Company driving exam and possess a valid Class A Commercial Drivers License. The Company maintains an ongoing safety and efficiency program to ensure that drivers comply with safe and efficient operating procedures.

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

Management believes that there are several key elements to recruiting and retaining experienced professional drivers, such as an attractive compensation and benefits package, meeting reasonable driver expectations, providing equipment with desirable driver amenities and providing a company-wide culture of support for driver needs. Drivers are compensated on the basis of miles driven. The starting rate per mile is determined by the driver’s experience level and will increase with the driver’s length of service with the Company. Additional compensation may be earned through loading/unloading or stop pay and mileage bonuses. Drivers employed by the Company are eligible to participate in Company sponsored health, life, dental and vision plans. Further, they are eligible to participate in a 401(k) Retirement Plan. Additional benefits include paid holidays, vacation pay and pre-paid phone cards.

The Company’s late model Freightliner and Volvo conventional tractors are designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, electronic engine brakes and Eaton Vorad collision avoidance systems.

Management believes that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (in cab e-mail, Internet services, etc.) that enables drivers to remain in touch with their families when on the road, managing driver home time, seeking drivers’ input in the decision making process seeking mutually satisfactory solutions and providing career advancement opportunities for drivers are also key factors in recruiting and retaining experienced professional drivers.

Independent Contractors

The Company recognizes the benefits of augmenting its service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. Therefore, less capital is required for the Company’s growth. The Company has an aggressive independent contractor recruiting program, with 1,106 contractors under active contract at December 31, 2002. The Company intends to continue adding independent contractors.

FUEL

Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Substantially all of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $15.6 million of fuel surcharge revenue for the year ended December 31, 2002, compared to $25.9 million for the year ended December 31, 2001). However, fuel surcharges to customers do not fully recover all of fuel increases due to engine idle time and out-of-route miles not billable to the customer. Additionally, at times, fuel purchase contracts are used to mitigate the effects of increases in the price of fuel. The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in compliance with all laws and regulations relating to maintenance of such fuel storage tanks.

INTERNET WEBSITE

The Company maintains an Internet website through which additional information concerning its business can be found. The website address is www.usxpress.com. The Company makes available on its website, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2.         PROPERTIES

The following table provides information regarding the Company’s facilities at December 31, 2002:

Company Location	Facility Functions	Owned or Leased
U.S. Xpress:
Austell, Georgia	Drop Yard	Leased
Boise, Idaho	Drop Yard	Leased
Bayonne, New Jersey	Drop Yard	Leased
Bowling Green, Kentucky	Drop Yard	Leased
Calexico, California	Drop Yard	Leased
Chattanooga, Tennessee	Corporate Office	Owned
Chicago, Illinois	Drop Yard	Leased
Colton, California	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training	Owned
Cumming, GA	Recruiting Office	Leased
Dallas, Texas	Drop Yard	Leased
Dalton, GA	Terminal, Fleet Services	Leased
Denver, Colorado	Drop Yard	Leased
El Paso, Texas	Drop Yard	Leased
Greenville, South Carolina	Drop Yard	Leased
Hayward, CA	Drop Yard	Leased
Houston, Texas	Drop Yard	Leased
Indianapolis, Indiana	Drop Yard	Leased
Jacksonville, Florida	Drop Yard	Leased
Kent, Washington	Drop Yard	Leased
Laredo, Texas	Drop Yard	Leased
Lincoln, Nebraska	Terminal, Maintenance, Customer Service, Fleet Services Driver Training, Independent Contractor Recruiting	Owned
Long Beach, California	Drop Yard	Leased
Medway, Ohio	Terminal, Maintenance, Customer Service, Driver Recruiting, Terminal Services, Driver School	Leased
Memphis, Tennessee	Terminal, Driver Recruiting	Leased
New Boston, Michigan	Drop Yard	Leased
Newport, Minnesota	Drop Yard	Leased
Oklahoma City, Oklahoma	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Leased
Otay Mesa, California	Drop Yard	Leased
Phoenix, Arizona	Drop Yard	Leased
Portland, Oregon	Drop Yard	Leased
Reno, Nevada	Drop Yard	Leased
Sacramento, California	Terminal, Fleet Services	Leased
Salt Lake City, Utah	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training	Owned
Sioux City, South Dakota	Terminal	Leased
Tunnel Hill, Georgia	Terminal, Maintenance, Fleet Services, Driver Training	Leased

Xpress Global Systems:
Albany, New York	Distribution Center	Leased
Baltimore, Maryland	Distribution Center	Leased
Bensenville, Illinois	Distribution Center	Leased
Cleveland, Ohio	Distribution Center	Leased

Company Location	Facility Functions	Owned or Leased
Denver, Colorado	Distribution Center	Leased
Eagan, Minnesota	Distribution Center	Leased
Elizabeth, New Jersey	Distribution Center	Leased
Everett (Boston), Massachusetts	Distribution Center	Leased
Fresno, California	Distribution Center	Leased
Grand Prairie, Texas	Distribution Center	Leased
Grapevine, Texas	Distribution Center	Leased
Hapeville (Atlanta), Georgia	Distribution Center	Leased
Hawthorne, California	Distribution Center	Leased
Hayward, California	Distribution Center	Leased
Houston, Texas	Distribution Center	Leased
La Mirada, California	Distribution Center	Leased
Las Vegas, Nevada	Distribution Center	Leased
Oklahoma City, Oklahoma	Distribution Center	Leased
Orlando, Florida	Distribution Center	Leased
Phoenix, Arizona	Distribution Center	Leased
Pittsburgh, Pennsylvania	Distribution Center	Leased
Rancho Cordova, California	Distribution Center	Leased
Rochester, New York	Distribution Center	Leased
Romeoville, Illinois	Distribution Center	Leased
Romulus, Michigan	Distribution Center	Leased
Salt Lake City, Utah	Distribution Center	Leased
San Antonio, Texas	Distribution Center	Leased
San Diego, California	Distribution Center	Leased
S. San Francisco, California	Distribution Center	Leased
Spokane, Washington	Distribution Center	Leased
St. Louis, Missouri	Distribution Center	Leased
Tampa, Florida	Distribution Center	Leased
Tunnel Hill, Georgia	Corporate Office, Distribution Center	Leased

The Company’s corporate headquarters are located in Chattanooga, Tennessee. The facility encompasses nearly 100,000 square feet of office space and includes state-of-the-art information management and communications systems.

Xpress Global Systems’ corporate headquarters are based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to Company-owned and agent-operated distribution service centers. Substantially all Xpress Global Systems facilities operate as distribution centers performing consolidation, warehousing and local distribution.

In the opinion of the Company, its facilities are suitable and adequate for the Company’s needs.

ITEM 3.         LEGAL PROCEEDINGS

Effective November 15, 2002, the Company entered into an agreement with Forward Air, Inc. (“Forward Air”) to settle all claims in the action brought by Forward Air against the Company and certain of its subsidiaries. Forward Air, a deferred airfreight service provider, had filed a lawsuit in the United States District Court in Greenville, Tennessee, in which Forward Air asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company’s use of the name “Dedicated Xpress Services, Inc.” As a result of the settlement, the Company recorded a litigation charge of $1.7 million in the fourth quarter, which includes fees and expenses associated with the litigation.

The Company is party to various other legal proceedings arising in the normal course of its business. Management does not believe that the outcome of any of these proceedings will have a material adverse effect on the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2002, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

Information with respect to the executive officers of the Company is set forth below:

Name	Age	Position

Max L. Fuller	50	Co-Chairman of the Board of Directors, Vice President and Secretary

Ray M. Harlin	53	Director, Executive Vice President - Finance and Chief Financial Officer

E. William Lusk, Jr.	47	President, Xpress Global Systems, Inc.

Patrick E. Quinn	56	Co-Chairman of the Board of Directors, President and Treasurer

Jeffrey S. Wardeberg	40	Executive Vice President - Operations

Max L. Fuller has served as Co-Chairman of the Board of the Company since 1994, Vice President and Secretary of the Company since its formation in 1989 and Interim Chief Operating Officer since November 2002. Mr. Fuller is a director of SunTrust Bank, Chattanooga, N. A. Mr. Fuller has served as an officer and director of U.S. Xpress, Inc. since 1985.

Ray M. Harlin has served as Executive Vice President - Finance and Chief Financial Officer of the Company since 1997. Previously, Mr. Harlin served for 25 years in auditing and managerial positions, and as a partner with Arthur Andersen LLP. Mr. Harlin has been a director of the Company since 1997.

E. William Lusk, Jr. has served as President of Xpress Global Systems, Inc. since 2001. Previously, Mr. Lusk was Executive Vice President of the Company from 1996 to 2000, Vice President of Marketing of the Company from 1991 to 1996 and Executive Vice President of U.S. Xpress, Inc. from 1987 to 1994.

Patrick E. Quinn has served as Co-Chairman of the Board of the Company since 1994 and President and Treasurer of the Company since its formation in 1989. Mr. Quinn has served as an officer and director of U.S. Xpress, Inc. since 1985.

Jeffrey S. Wardeberg has served as Executive Vice President of Operations since 2002. Previously, Mr. Wardeberg was Executive Vice President of Sales and Marketing from 2000 to 2002, Vice President of Sales and Marketing from 1998 to 2000, Director of Marketing from 1996 to 1998 and a Regional Sales Vice President from 1994 to 1996.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common Stock and Stockholder Data

The Company’s Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for the Company’s Class B Common Stock. At March 21, 2003, there were 524 registered stockholders and an estimated 1,600 beneficial owners of the Company’s Class A Common Stock and 2 beneficial owners of the Company’s Class B Common Stock. At March 21, 2003, there were 10,904,443 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. On March 21, 2003, the closing price for the Common Stock was $7.84. Listed below are the high and low sales prices with respect to shares of Class A Common Stock, as reported on the Nasdaq National Market System, for each quarter in the last two fiscal years:

Quarter Ending	High	Low

March 31, 2001	8.00	5.50
June 30, 2001	7.82	5.81
September 30, 2001	9.10	5.35
December 31, 2001	9.40	4.60
March 31, 2002	12.53	8.40
June 30, 2002	14.55	9.91
September 30, 2002	13.52	9.00
December 31, 2002	9.79	6.72

Dividends

The Company does not pay cash dividends and intends to continue to retain earnings to finance the growth of the Company for the foreseeable future. Certain covenants contained in the Company’s senior secured revolving credit facility prohibit the Company from paying dividends on its capital stock. (See Note 5, “Long-Term Debt”, of the Company’s 2002 Consolidated Financial Statements.)

For information on the company’s equity compensation plans, please refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6.         SELECTED FINANCIAL DATA

(In thousands, except per share and operating data)

	Year Ended December 31,

	2002	2001	2000	1999	1998

Income Statement Data (1)
Operating revenue:
U.S. Xpress	$777,884	$736,895	$733,583	$656,029	$513,154
Xpress Global Systems	114,806	83,079	58,161	57,713	74,533
Intercompany	(30,345)	(21,942)	(4,659)	(5,530)	(6,286)

Consolidated	$862,345	$798,032	$787,085	$708,212	$581,401

Income from operations	$18,901	$13,479	$19,931	$31,527	$44,405
Income (Loss) before taxes and cumulative effect of change in accounting method	$5,517	$(1,458)	$4,482	$19,139	$34,497
Net income (loss) before extraordinary item	$2,207	$(1,128)	$2,065	$11,381	$20,717
Earnings (Loss) per share before extraordinary item- basic	$0.16	$(0.08)	$0.15	$0.77	$1.38
Weighted average number of shares outstanding - basic	13,888	13,757	14,095	14,785	15,038
Earnings (Loss) per share before extraordinary item - diluted	$0.16	$(0.08)	$0.15	$0.77	$1.37
Weighted average number of shares outstanding - diluted	14,043	13,757	14,148	14,852	15,162

Truckload Operating Data (2)
Total revenue miles (in thousands)	601,357	578,186	573,271	533,628	418,665
Average revenue per mile	$1.25	$1.22	$1.22	$1.19	$1.18
Tractors at end of period	5,530	5,238	4,861	4,734	4,425
Trailers at end of period	12,958	12,836	11,871	11,718	10,413
Average revenue per tractor, per week	$2,708	$2,633	$2,726	$2,633	$2,661
Total loads	731,040	643,011	603,189	578,572	464,586
Average tractors during period	5,331	5,144	4,932	4,651	3,572
Total miles (in thousands)	668,054	643,162	632,023	587,917	459,643

Balance Sheet Data
Working capital	$26,052	$51,092	$72,870	$87,836	$98,306
Total assets	$438,539	$417,468	$423,461	$409,037	$426,539
Long-term debt, net of current maturities	$128,907	$151,540	$179,908	$181,256	$202,450
Stockholders’ equity (3)	$158,432	$155,610	$156,935	$161,527	$153,667

(1)         Data for U.S. Xpress includes data for all truckload operations, including the following from their date of acquisition: Victory Express, Inc. in January 1998; and PST Vans, Inc. in August 1998.

(2)         Average revenue per mile and average revenue per tractor per week are net of fuel surcharges. Tractor and trailer data includes owned, leased and owner-operated.

(3)         Reflects in fiscal 1999 and 1998, the issuance of 41,901 and 994,447 shares of Class A Common Stock, respectively, in connection with the purchase of PST. Reflects the repurchase of 925,100, 485,000 and 1,134,289 shares of Class A Common Stock in fiscal 2000, 1999 and 1998, respectively.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

	Year Ended December 31,

	2002	2001	2000

Operating Revenue	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	36.0	38.2	37.0
Fuel and fuel taxes	13.8	15.9	17.3
Vehicle rents	8.0	8.5	7.6
Depreciation and amortization, net of gain/loss	4.3	4.4	4.4
Purchased transportation	16.7	13.0	13.2
Operating expense and supplies	7.0	6.6	6.5
Insurance premiums and claims	4.7	4.0	3.7
Operating taxes and licenses	1.5	1.8	1.7
Communications and utilities	1.3	1.4	1.4
General and other operating expenses	4.5	4.5	4.7

Total operating expenses	97.8	98.3	97.5

Income from Operations	2.2	1.7	2.5

Interest expense, net	1.6	1.9	1.9

Income (Loss) before income tax provision	0.6	(0.2)	0.6

Income taxes	0.4	(0.1)	0.3

Income (Loss) Before Extraordinary Item	0.2	(0.1)	0.3

Extraordinary loss on early extinguishment of debt, Net of income taxes of $668,000	(0.1)	0.0	0.0

Net Income (Loss)	0.1%	(0.1)%	0.3%

Comparison of the Year Ended December 31, 2002 to the Year Ended
December 31, 2001

Operating revenue increased $64.3 million, or 8.1%, to $862.3 million, compared to $798.0 million in 2001. U.S. Xpress revenue increased $41.0 million, or 5.6%, due primarily to a 4.0% increase in revenue miles and a 2.5% increase in average revenue per mile, net of fuel surcharges, to $1.252 from $1.222 in 2001, offset by a $10.3 million decrease in fuel surcharge revenue. Revenue miles increased due to an increase in the average number of tractors by 187, or 3.6%, to 5,331 from 5,144 in 2001. Xpress Global Systems revenue increased $31.7 million, or 38.2%, due to a $14.7 million increase in revenue in the airport-to-airport transportation services initiated by Xpress Global Systems in February 2001, and a $17.0 million increase in the floorcovering logistics business, due primarily to increased business with a large carpet retailer. Intersegment revenue in 2002 increased $8.4 million compared to 2001, due to truckload services provided by U.S. Xpress for the deferred airfreight business of Xpress Global Systems.

Operating expenses represented 97.8% of operating revenue for 2002, compared to 98.3% during 2001.

Salaries, wages and benefits as a percentage of revenue were 36.0% during 2002, compared to 38.2% during 2001. This decrease was primarily attributable to the increased use of owner-operators compared to the same period in 2001, offset by an increase in workers’ compensation claims. The Company’s current retention level for workers’ compensation is $250,000 per occurrence. Owner-operators accounted for 18.0% of the Company’s average truck fleet during 2002, compared to 13.8% during 2001. All owner-operator expenses are reflected as purchased transportation.

Fuel and fuel taxes as a percentage of operating revenue were 13.8% during 2002, compared to 15.9% during 2001. This decrease was primarily due to the approximately 4.4% decrease in average fuel price per gallon during 2002, compared to 2001, as well as the increased use of owner-operators who pay for their fuel purchases. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.

Vehicle rents as a percentage of operating revenue were 8.0% during 2002, compared to 8.5% during 2001. This decrease was due in part to the Company’s extension of leases with lower lease payments. Depreciation and amortization, as a percentage of revenue, was 4.3% during 2002, compared to 4.4% during 2001. Revenue equipment depreciation increased 21.8% to $26.2 million during 2002, compared to $21.6 million in 2001. Other depreciation and amortization decreased 23.9% to $10.3 million during 2002, compared to $13.6 million in 2001. This decrease was primarily due to the elimination of goodwill amortization of approximately $1.8 million and the decrease of approximately $1.5 million of deferred loan costs. The Company includes gains and losses from the sale of revenue and other equipment in depreciation expense. Net loss from the sale of revenue and other equipment was $893,000 during 2002, compared to $226,000 during 2001. Overall, as a percentage of operating revenue, vehicle rents and depreciation and amortization were 12.3% during 2002, compared to 12.9% during 2001.

Purchased transportation as a percentage of revenue was 16.7% during 2002, compared to 13.0% in 2001. This increase is primarily due to an increase in the average number of owner-operators in 2002 to 962, or 18.0% of the total fleet, compared to 710, or 13.8% of the total fleet in 2001.

Operating expenses and supplies as a percentage of operating revenue were 7.0% during 2002, compared to 6.6% in 2001. This increase is due in part to an increase in tire expenses due to the Company having extended the trade cycle of its equipment, combined with an increase in tolls due to increased mileage on toll roads.

Operating taxes and licenses as a percentage of operating revenue were 1.5% during 2002, compared to 1.8% in 2001. This decrease was due in part to an approximate $1.1 million decrease in trailer registrations and a 2.5% increase in revenue per mile, combined with a 38.2% increase in Xpress Global Systems’ revenue, which does not require Company tractors and trailers because Xpress Global Systems relies mainly on purchased transportation for movement of its freight.

Insurance premiums and claims as a percentage of operating revenue were 4.7% during 2002, compared to 4.0% during 2001. This increase is due in part to higher premiums for excess and reinsurance coverage related to liability claims (personal injury and property damage). Prior to September 1, 2001, the Company’s retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim, and the Company also assumed the risk for the $1 million to $3 million level of claim costs per occurrence. In addition, the Company’s cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001. Beginning September 1, 2002, the Company’s first retention level increased to $500,000.

General and other operating expenses as a percentage of operating revenue were 4.5% during 2002 and 2001. During 2002, the Company recorded a litigation charge of $1.7 million, as a result of a settlement of litigation with Forward Air, Inc., a deferred airfreight service provider. See Note 9 of the Company’s 2002 Consolidated Financial Statements for Commitments and Contingencies.

Interest expense decreased $1.5 million, or 10.4% to $13.4 million, compared to $14.9 million during 2001. This decrease was primarily attributable to decreased average borrowings and a decrease in the average interest rate.

The effective tax rate was 60.0% during 2002. The rate is higher than the statutory rate of 38.0%, primarily as a result of per diems paid to drivers during 2002 (which were not fully deductible for federal income tax purposes), offset to a degree by certain federal and state tax credits. The Company initiated a per diem driver plan in February 2002. The effective tax rate was a 22.9% benefit during 2001, due primarily to non-deductible goodwill amortization. See Note 4 of the Company’s 2002 Consolidated Financial Statements for analysis of income taxes.

Income from operations for 2002 increased $5.4 million, or 40.2%, to $18.9 million from $13.5 million during 2001. As a percentage of operating revenue, income from operations was 2.2% for 2002 and 1.7% for 2001.

Extraordinary item in 2002 was in connection with the repayment of the former revolving credit agreement; the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to fees and additional costs incurred in connection with the early extinguishment of the debt.

Comparison of the Year Ended December 31, 2001 to the Year Ended
December 31, 2000

Operating revenue in 2001 increased $10.9 million, or 1.4%, to $798.0 million, compared to $787.1 million in 2000. U.S. Xpress revenue increased $3.3 million, or 0.5%, due primarily to a 0.9% increase in revenue miles and a 0.2% increase in average revenue per mile, net of fuel surcharges, to $1.222 from $1.220 in 2000, offset by a $3.6 million decrease in fuel surcharge revenue. Xpress Global Systems revenues increased $24.9 million, or 42.8%. This increase reflects a $25.8 million increase due primarily to the revenues of the new deferred air business, which began operations in February 2001. Intersegment revenue in 2001 increased $17.3 million compared to 2000, due to truckload services provided by U.S. Xpress for the deferred air business of Xpress Global Systems.

Operating expenses represented 98.3% of operating revenue for 2001, compared to 97.5% during 2000.

Salaries, wages and benefits as a percentage of revenue were 38.2% during 2001, compared to 37.0% during 2000. U.S. Xpress wages increased $7.6 million, due primarily to increases in workers compensation premiums and claims and group health claims, combined with a 1.4% increase in Company driver miles to 544.1 million miles in 2001, compared to 536.7 million miles in 2000. Xpress Global Systems wages increased $6.5 million due primarily to the expansion of the new deferred air services, which were introduced in February 2001.

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

Purchased transportation as a percentage of revenue was 13.0% during 2001, compared to 13.2% in 2000. During 2001, owner-operator miles increased 3.8%, or 3.6 million miles, to 98.9 million miles compared to 95.3 million miles in 2000. The increase in owner-operator miles was offset by the Company’s contribution of the logistics business to Transplace, Inc. in July 2000. Most of the costs associated with the logistics business contributed to Transplace were reflected in purchased transportation.

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

The effective tax rate was a 22.6% benefit during 2001, due primarily to non-deductible goodwill amortization. The effective tax rate was 53.9% during 2000, due primarily to non-deductible goodwill amortization being a larger percentage of income before income taxes than in 2001.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company’s most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Recognition of Revenue

For financial reporting purposes, the Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing less than 9.0% of consolidated revenues, are recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous to the recognition of revenue.

Goodwill

The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill and has been amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company evaluated whether subsequent events and circumstances have occurred that indicated the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not be recoverable. When factors indicated that goodwill should be evaluated for possible impairment, the Company used an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill are to be tested for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Application of the provisions of SFAS No. 142 decreased amortization expense by approximately $1.8 million. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2002.

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, damage, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2002 and 2001, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims.

Factors that May Affect Future Results

The trucking industry is affected by economic risks and uncertainties, some of which are beyond its control. These include economic recessions and downturns in customers’ business cycles, increases in fuel prices, the availability of qualified drivers and fluctuations in interest rates.

The trucking industry is highly competitive and includes numerous regional, inter-regional and national truckload carriers. Some of these carriers have greater financial resources, equipment and freight capacity than the Company. Management believes its strategies of controlled growth and focused marketing will provide freight at sufficient volumes and prices to be profitable. Changes in economic conditions could reduce both the amount of freight available and freight rates, which could have a material adverse effect on the Company’s results.

Fuel is one of the Company’s largest expenditures. Shortages of fuel or significant increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Substantially all of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $15.6 million of fuel surcharge revenue for the year ended December 31, 2002, compared to $25.9 million for the same period in 2001). However, fuel surcharges to customers do not fully recover all of fuel increases due to engine idle time and out-of-route miles not billable to the customer. Additionally, at times, fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel. During the first quarter of 2003, fuel prices steadily increased and are at significantly higher levels than 2002. These increased fuel costs will have an impact on fiscal 2003 operations to the extent that they are not offset by higher rates and surcharges.

Competition for available qualified drivers in the truckload industry is intense and will likely remain so for the foreseeable future. The Company and many of its competitors experience high rates of turnover and occasionally have difficulty in attracting and retaining qualified drivers in sufficient numbers to operate all available equipment. Management believes the Company’s current pay structure, benefits, policies and procedures related to drivers are effective in attracting and retaining drivers. However, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future. The inability to attract and retain qualified drivers would have a material adverse effect on the Company’s results.

The trucking industry is extremely capital intensive. The Company depends on operating leases, lines of credit, secured equipment financing and cash flows from operations to finance the expansion and maintenance of its modern and cost efficient revenue equipment and facilities. At present, the Company is more highly leveraged than some of its competitors. If the Company were unable in the future to obtain financing at acceptable levels, it could be forced to limit the growth or replacement of its equipment and facilities. A significant increase in interest rates could have a material adverse effect on the Company’s results.

The Company is self-insured for cargo loss, damage, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. The current retention level per occurrence is $200,000 for Cargo Loss and $250,000 for Workers’ Compensation. The first retention level for Liability is $500,000 per claim. The Company also carries the risk for the $1 million to $3 million level of cost per occurrence. If the number of claims or severity of claims for which the Company is self-insured increases from historical levels, operating results could be adversely affected. Also, the Company maintains insurance with licensed insurance companies above the amounts for which it is self-insured. After several years of aggressive pricing, insurance carriers have raised premiums, which have increased the Company’s insurance and claims expense. If these expenses continue to increase and the Company is unable to offset the increase with higher freight rates, earnings could be materially and adversely affected.

The Company is regulated by the United States Department of Transportation (“DOT”). The DOT has broad powers and generally governs activities such as authorization to engage in motor carrier operations, safety and other matters. The Company may be subjected to new or more comprehensive regulations relating to fuel emissions, driver hours of service, or other items mandated by the DOT. For example, new engine emissions standards became effective for truck engine manufacturers in October 2002. These new engines have not been available for adequate testing and are expected to be more costly and less fuel-efficient.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources during 2002 were funds provided by operations, borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions. In December 2001, the Company entered into approximately $107.0 million in equipment installment notes, the proceeds of which were used primarily to reduce borrowings under the Company’s revolving line of credit. In connection therewith, the Company’s revolving line of credit with a syndicate of banks was amended. Under the terms of the amended agreement, the facility was reduced from $190 million to $87 million, and the maturity date was extended to July 2003. On March 29, 2002, the Company entered into a new $100 million senior secured revolving credit facility. Proceeds from this new facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula. Letters of credit under the facility are limited to $37 million. The facility matures in March 2007. The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At December 31, 2002, the Applicable Margin was 0.75% for Base Rate Loans and 2.25% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

At December 31, 2002, $22.4 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $28.6 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing equipment installment notes and other debt of the Company.

The existing line of credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company’s future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent.

In 2003, the Company’s primary sources of liquidity are expected to be funds provided by operations, borrowings under lines of credit, proceeds from sale of used revenue equipment and equipment installment notes and long-term operating lease financing for the acquisition of revenue equipment.

Cash generated from operations increased to $41.9 million in 2002 from $40.8 million in 2001. Net cash used in investing activities was $29.9 million in 2002 and $10.5 million in 2001. This increase was due primarily to a decrease in the purchases of new equipment and a corresponding decrease in sales of used revenue equipment as the Company has extended the trade cycle of its revenue equipment. In 2002, $38.9 million was used to acquire additional property and equipment, compared to $56.2 million in 2001. In 2002, property and equipment additions consisted of, primarily, tractors purchased out of lease and new tractors and trailers.

Net cash used in financing activities was $20.0 million in 2002 and $22.2 million in 2001. Net repayments of long-term debt were $27.4 million during 2002, compared to $19.7 million in 2001.

Management believes that funds provided by operations, borrowings under its lines of credit, equipment installment loans and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through 2003.

The following table represents the Company’s outstanding contractual obligations at December 31, 2002 excluding letters of credit of $36,219 outstanding at December 31, 2002. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-Term Debt	$163,420	$37,943	$38,185	$63,013	$24,279
Capital Lease Obligations	4,443	1,013	1,868	1,562	—
Operating Leases – Revenue Equipment	130,641	62,901	49,419	18,244	77
Operating Leases – Other	28,765	9,507	13,896	4,448	914

Total Contractual Cash Obligations	$327,269	$111,364	$103,368	$87,267	$25,270

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

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. As a result, upon adoption extinguishment gains and losses will be classified as ordinary gains or losses in the income statement. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods should be reclassified to ordinary gain or loss in comparative income statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify the 2002 extraordinary loss on early extinguishment of debt of $1,108, net of tax, as an ordinary loss on the income statement as mentioned above.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3,

Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Severance pay under Statement No. 146, in many cases, will be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the Company’s summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. Certain disclosure requirements of SFAS No. 148 became effective for the Company for the year ended December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and are included in the notes to our Consolidated Financial Statements.

ITEM 7A.      QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has interest rate exposure arising from the Company’s variable rate debt. At December 31, 2002, the Company had $43.5 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $45 million, of which $35.0 million expired February 2003 and the remaining $10.0 million expires September 2003. If interest rates on the Company’s existing variable rate debt, after considering interest rate swaps, were to increase by 10% from their December 31, 2002 rates for the next twelve months, there would be no material adverse impact on the Company’s results of operations related to existing debt obligations.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Stockholders U.S. Xpress Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 expressed an unqualified opinion on these statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets in fiscal 2002.

As discussed above, the consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2001 and 2000 and for the years then ended were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures, with respect to these disclosures in Note 2 for 2001 and 2000, included (a) agreeing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized as a result of initially applying Statement 142 to the company’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income (loss). In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee January 29, 2003

This report is a copy of the previously issued report of Arthur Andersen LLP which has not been reissued by Arthur Andersen LLP. We are including this copy of Andersen's Audit Report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Exchange Act of 1933.

Report of Independent Public Accountants

To U.S. Xpress Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee January 29, 2002

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Operating Revenue	$862,345	$798,032	$787,085

Operating Expenses:
Salaries, wages and benefits	310,436	304,687	290,862
Fuel and fuel taxes	119,090	126,737	135,992
Vehicle rents	68,894	67,754	59,440
Depreciation and amortization, net of gain/loss on disposition of equipment	37,461	35,345	34,430
Purchased transportation	143,935	103,987	104,279
Operating expenses and supplies	60,091	52,831	51,382
Insurance premiums and claims	40,459	32,277	29,020
Operating taxes and licenses	12,910	14,154	13,542
Communications and utilities	11,238	11,556	11,216
General and other operating expenses	38,930	35,225	36,991

Total operating expenses	843,444	784,553	767,154

Income from Operations	18,901	13,479	19,931

Interest Expense, net	13,384	14,937	15,449

Income (Loss) Before Income Tax Provision	5,517	(1,458)	4,482

Income Tax Provision (Benefit)	3,310	(330)	2,417

Income (Loss) Before Extraordinary Item	2,207	(1,128)	2,065

Extraordinary loss on early extinguishment of debt, net of income taxes of $668	(1,108)	—	—

Net Income (Loss)	$1,099	$(1,128)	$2,065

Earnings (Loss) Per Share Before Extraordinary Item - basic	$0.16	$(0.08)	$0.15
Extraordinary Item - basic	(.08)	—	—

Earnings (Loss) Per Share – basic	$0.08	$(0.08)	$0.15

Earnings (Loss) Per Share Before Extraordinary Item - diluted	$0.16	$(0.08)	$0.15
Extraordinary Item – diluted	(0.08)	—	—

Earnings (Loss) Per Share – diluted	$0.08	$(0.08)	$0.15

Weighted average shares – basic	13,888	13,757	14,095

Weighted average shares - diluted	14,043	13,757	14,148

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31,

	2002	2001

ASSETS
Current Assets
Cash and cash equivalents	$131	$8,185
Customer receivables, net of allowance of $3,118 and $3,419 in 2002 and 2001, respectively	92,893	83,296
Other receivables	10,557	7,824
Prepaid insurance and licenses	5,864	5,112
Operating and installation supplies	5,598	3,833
Deferred income taxes	5,306	1,406
Other current assets	7,355	6,594

Total current assets	127,704	116,250

Property and Equipment, at cost	336,384	310,567
Less accumulated depreciation and amortization	(109,865)	(90,778)

Net property and equipment	226,519	219,789

Other Assets
Goodwill, net	71,976	68,875
Investment in Transplace	5,815	5,815
Other	6,525	6,739

Total other assets	84,316	81,429

Total Assets	$438,539	$417,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$16,659	$15,402
Book overdraft	6,437	—
Accrued wages and benefits	10,818	8,147
Claims and insurance accruals	25,224	14,742
Other accrued liabilities	3,558	3,376
Current maturities of long-term debt	38,956	23,491

Total current liabilities	101,652	65,158

Long-Term Debt, net of current maturities	128,907	151,540

Deferred Income Taxes	48,350	41,852

Other Long-Term Liabilities	1,198	3,308

Commitments and Contingencies (Notes 7 & 9)
Stockholders’ Equity
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 13,408,327 and 13,300,466 shares issued at December 31, 2002 and 2001, respectively	134	133
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at December 31, 2002 and 2001	30	30
Additional paid-in capital	106,334	105,586
Retained earnings	76,768	75,669
Other comprehensive loss	(100)	(778)
Treasury Stock, Class A, at cost (2,544,389 shares at December 31, 2002 and 2001)	(24,483)	(24,483)
Notes receivable from stockholders	(211)	(211)
Unamortized compensation on restricted stock	(40)	(336)

Total stockholders’ equity	158,432	155,610

Total Liabilities and Stockholders’ Equity	$438,539	$417,468

The accompanying notes are an integral part of these consolidated balance sheets.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash Flows from Operating Activities:
Net income (loss)	$1,099	$(1,128)	$2,065
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item – loss on early extinguishment of debt	1,776	—	—
Deferred income tax provision	2,598	2,574	10,275
Depreciation and amortization	36,568	35,119	34,711
(Gain)/loss on disposition of equipment	893	226	(281)
Changes in operating assets and liabilities:
Receivables	(9,244)	6,928	7,090
Prepaid insurance and licenses	(752)	(2,448)	(586)
Operating and installation supplies	(2,002)	1,029	1,807
Other assets	(3,182)	(5,632)	(2,705)
Accounts payable and other accrued liabilities	11,347	3,057	4,527
Accrued wages and benefits	2,670	776	1,306
Other	93	317	86

Net cash provided by operating activities	41,864	40,818	58,295

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(38,932)	(56,167)	(59,332)
Proceeds from sales of property and equipment	11,054	45,661	11,531
Repayment of notes receivable from stockholders	—	22	—
Acquisition of business	(2,000)	—	—
Investment in Transplace	—	—	(5,000)

Net cash used in investing activities	(29,878)	(10,484)	(52,801)

Cash Flows from Financing Activities:
Net payments under lines of credit	(22,581)	(123,199)	(9,801)
Borrowings under long-term debt	35,426	106,839	10,000
Payments of long-term debt	(40,283)	(3,317)	(1,229)
Book overdraft	6,437	(2,940)	2,054
Proceeds from exercise of stock options	72	103	8
Proceeds from issuance of common stock	889	331	340
Purchase of Class A Common Stock	—	—	(7,091)

Net cash used in financing activities	(20,040)	(22,183)	(5,719)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,054)	8,151	(225)
Cash and Cash Equivalents, beginning of year	8,185	34	259

Cash and Cash Equivalents, end of year	$131	$8,185	$34

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest	$13,271	$14,943	$16,003
Cash (refunded) paid during the year for income taxes, net	$231	$(5,301)	$(1,452)
Conversion of operating leases to equipment installment notes	$17,050	$—	$—
Addition to property and equipment financed through capital lease obligation	$—	$13,299	$—

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Stockholders	Unamortized Compensation On Restricted Stock	Total

	Class A	Class B

Balance, December 31, 1999	131	30	104,259	74,732	(17,392)	(233)	—	161,527
Net income	—	—	—	2,065	—	—	—	2,065
Issuance of 5,322 shares of Class A Common Stock for non-employee director compensation	—	—	38	—	—	—	—	38
Proceeds from exercise of 1,200 options	—	—	8	—	—	—	—	8
Issuance of 56,400 shares of Class A Common Stock for employee stock purchase plan	—	—	340	—	—	—	—	340
Issuance of 60,000 shares of restricted Class A Common Stock to officers	1	—	479	—	—	—	(480)	—
Amortization of restricted stock	—	—	—	—	—	—	48	48
Repurchase of 925,100 shares of Class A Common Stock	—	—	—	—	(7,091)	—	—	(7,091)

Balance, December 31, 2000	132	30	105,124	76,797	(24,483)	(233)	(432)	156,935
Net loss	—	—	—	(1,128)	—	—	—	(1,128)
Issuance of 4,258 shares of Class A Common Stock for non-employee director compensation	—	—	29	—	—	—	—	29
Issuance of 70,491 shares of Class A Common Stock for employee stock purchase plan	1	—	330	—	—	—	—	331
Proceeds from exercise of 15,250 options	—	—	103	—	—	—	—	103
Other comprehensive loss, net of tax	—	—	—	(778)	—	—	—	(778)
Repayment of notes receivable from stockholders	—	—	—	—	—	22	—	22
Amortization of restricted stock	—	—	—	—	—	—	96	96

Balance, December 31, 2001	$133	$30	$105,586	$74,891	$(24,483)	$(211)	$(336)	$155,610
Net income	—	—	—	1,099	—	—	—	1,099
Issuance of 2,788 shares of Class A Common Stock for non-employee director compensation	—	—	30	—	—	—	—	30
Issuance of 124,323 shares of Class A Common Stock for employee stock purchase plan	1	—	888	—	—	—	—	889
Proceeds from exercise of 10,750 options	—	—	72	—	—	—	—	72
Other comprehensive income, net of tax	—	—	—	678	—	—	—	678
Repurchase of 30,000 shares of restricted stock	—	—	(242)	—	—	—	242	—
Amortization of restricted stock	—	—	—	—	—	—	54	54

Balance, December 31, 2002	$134	$30	$106,334	$76,668	$(24,483)	$(211)	$(40)	$158,432

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

1.           Organization and Operations

US Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments. US Xpress, Inc. (“US Xpress”) is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems, Inc. (“Xpress Global Systems”), formerly known as CSI/Crown, Inc., provides transportation services primarily to the floorcovering industry and deferred airfreight logistics services from airport to airport.

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

Recognition of Revenue

For financial reporting purposes, the Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing less than 9.0% of consolidated revenues, are recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous to the recognition of revenue.

Concentration of Credit Risk

Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.

Operating and Installation Supplies

Operating supplies consist primarily of tires, parts, materials and supplies for servicing the Company’s revenue and service equipment. Installation supplies consist of various accessories used in the installation of floor coverings and are held for sale at various Xpress Global Systems distribution centers. Operating and installation supplies are recorded at the lower of cost (on a first-in, first-out basis) or market. Tires and tubes purchased as part of revenue and service equipment are capitalized as part of the cost of the equipment. Replacement tires and tubes are charged to expense when placed in service.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value). The cost and lives at December 31, 2002 and 2001 are as follows:

		Cost

	Lives	2002	2001

Land and buildings	10-30 years	$44,080	$44,768
Revenue and service equipment	3-7 years	235,978	216,934
Furniture and equipment	3-7 years	22,793	19,758
Leasehold improvements	5-6 years	17,607	17,748
Computer software	1-5 years	15,926	11,359

		$336,384	$310,567

The Company recognized $32,615, $28,445 and $30,593 in depreciation expense in 2002, 2001 and 2000, respectively. Gains/(losses) on sale of equipment of $(893), $(226) and $281 for 2002, 2001 and 2000, respectively, are included in depreciation and amortization expense in the consolidated statements of operations.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s statement of operations with the exception of gains on trade-ins, which are included in the basis of the new asset. Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill

The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill and has been amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company evaluated whether subsequent events and circumstances have occurred that indicated the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not be recoverable. When factors indicated that goodwill should be evaluated for possible impairment, the Company used an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable. The Company recognized $0, $1,842 and $1,999 of goodwill amortization expense in 2002, 2001 and 2000, respectively. Accumulated amortization was $8,258 at December 31, 2001.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill are to be tested for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Application of the provisions of SFAS No. 142 decreased amortization expense by approximately $1.8 million. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill.

The following table presents the Company’s net income assuming goodwill had not been amortized during the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,

	2002	2001	2000

Income (Loss) Before Extraordinary Item, as reported	$2,207	$(1,128)	$2,065
Add goodwill amortization, net of tax	—	1,366	1,953

Pro forma Income Before Extraordinary Item	$2,207	$238	$4,018

Net Income (Loss), as reported	$1,099	$(1,128)	$2,065
Add goodwill amortization, net of tax	—	1,366	1,953

Pro forma Net Income	$1,099	$238	$4,018

Earnings (Loss) Per Share Before Extraordinary Item, as reported – basic	$0.16	$(0.08)	$0.15
Add goodwill amortization, net of tax	—	0.10	0.14

Pro forma Earnings Per Share Before Extraordinary Item, as reported – basic	$0.16	$0.02	$0.29

Earnings (Loss) Per Share Before Extraordinary Item, as reported – diluted	$0.16	$(0.08)	$0.15
Add goodwill amortization, net of tax	—	0.10	0.14

Pro forma Earnings Per Share Before Extraordinary Item, as reported – diluted	$0.16	$0.02	$0.29

Earnings (Loss) Per Share, as reported – basic	$0.08	$(0.08)	$0.15
Add goodwill amortization, net of tax	—	0.10	0.14

Pro forma Earnings Per Share, as reported – basic	$0.08	$0.02	$0.29

Earnings (Loss) Per Share, as reported – diluted	$0.08	$(0.08)	$0.15
Add goodwill amortization, net of tax	—	0.10	0.14

Pro forma Earnings Per Share, as reported – diluted	$0.08	$0.02	$0.29

Deferred Financing Costs

Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing, and are being amortized over the terms of the respective obligation. Amortization expense was $480, $1,931 and $387 in 2002, 2001 and 2000, respectively. Accumulated amortization was $266 and $2,347 as of December 31, 2002 and 2001, respectively.

Computer Software

The Company accounts for computer software in accordance with the AICPA’s Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Computer software is included in property and equipment and is being amortized on a straight-line basis over 18 months to 5 years. The Company recognized $3,473, $2,901 and $1,732 of amortization expense in 2002, 2001 and 2000, respectively. Accumulated amortization was $9,325 and $5,852 at December 31, 2002 and 2001, respectively.

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Investment in Transplace

On July 1, 2000, the Company and five other large transportation companies merged their logistics business units into a commonly owned, Internet-based global transportation logistics company, Transplace. The Company’s approximate 13% interest is carried on a cost basis. See Note 8 regarding certain relationships and related transactions.

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, damage, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2002 and 2001, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims.

Other Long-Term Liabilities

Periodically, the Company receives volume rebates from vendors related to certain operating leases for new revenue and service equipment. Additionally, certain equipment leases include spare tires, which increase tire inventories. The Company defers recognition of these rebates and amortizes such amounts as a reduction of vehicle rent expense over the respective lease terms. At December 31, 2002 and 2001, other long-term liabilities included deferred credits of $308 and $1,650, respectively.

Earnings Per Share

The difference between basic and diluted earnings per share is due to the assumed conversion of dilutive outstanding options resulting in approximately 155,000 and 53,000 equivalent shares in 2002 and 2000, respectively. Due to the loss in 2001, the outstanding options are anti-dilutive and are not considered in earnings per share.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has elected the disclosure option of SFAS No. 123 “Accounting for Stock-Based Compensation.”

As of December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about these effects in interim financial information.

For SFAS No. 123 purposes, the fair value of each option grant and each stock purchase right under the Employee Stock Purchase Plan (the “ESPP”) has been estimated as of the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rate of 4.47%, 5.09% and 6.44%, expected life of five years, expected dividend yield of 0% and expected volatility of 58.3%, 62.5% and 60%. Using these assumptions, the fair value of the awards granted in 2002, 2001 and 2000 is $1,939, $407 and $1,172, respectively, which would be amortized as compensation expense over the vesting period. The weighted average fair value of options granted during 2002, 2001 and 2000 was $6.22, $3.97 and $4.10, respectively. The following pro forma summary presents the Company’s net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under SFAS No. 123.

	Years Ended December 31,

	2002	2001	2000

Net income (loss), as reported	$1,099	$(1,128)	$2,065
Stock-based employee compensation, net of tax	(575)	(433)	(421)

Pro forma net income (loss)	$524	$(1,561)	$1,644

Net income (loss) per share, basic, as reported	$0.08	$(0.08)	$0.15
Net income (loss) per share, basic, pro forma	0.04	(0.11)	0.12

Net income (loss) per share, diluted, as reported	$0.08	$(0.08)	$0.15
Net income (loss) per share, diluted, pro forma	0.04	(0.11)	0.12

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 rescinds SFAS 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. As a result, upon adoption extinguishment gains and losses will be classified as ordinary gains or losses in the income statement. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods should be reclassified to ordinary gain or loss in comparative income statements. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 will require the Company to reclassify the 2002 extraordinary loss on early extinguishment of debt of $1,108, net of tax, as an ordinary loss on the income statement as mentioned above.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Severance pay under Statement No. 146, in many cases, will be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

On December 31, 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the Company’s summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Statement does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method. However, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. Certain disclosure requirements of SFAS No. 148 became effective for the Company for the ended December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and are included in the notes to our Consolidated Financial Statements.

Reclassifications

Certain reclassifications have been made in the prior year financial statements to conform to the 2002 presentation.

3.         Acquisitions

On October 24, 2002, the Company acquired certain assets of a truckload carrier for $2 million in cash and assumption of certain obligations primarily related to leases for certain revenue equipment. Under the terms of the acquisition, additional consideration may be paid over a three-year period contingent upon revenue growth with a customer of the acquired company. The acquisition was accounted for under the purchase method of accounting and the results of operations of the acquired business are included in the financial statement from the date of acquisition. On a pro forma basis, if the business had been acquired at the beginning of 2001 and 2002, the effect is not material to the Company’s operating results.

4.         Income Taxes

The income tax provision (benefit) for 2002, 2001 and 2000 consisted of the following:

	2002	2001	2000

Current:
Federal	$493	$(3,139)	$(7,976)
State	219	235	118

	712	(2,904)	(7,858)
Deferred	2,598	2,574	10,275

	$3,310	$(330)	$2,417

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

	2002	2001	2000

Federal income tax at statutory rate	$1,931	$(510)	$1,524
State income taxes, net of federal income tax benefit	143	(38)	78
Nondeductible goodwill amortization	—	391	553
Nondeductible per diem paid to drivers	2,071	—	—
Federal and State Income Tax Credits	(1,126)	—	—
Other, net	291	(173)	262

Income tax provision (benefit)	$3,310	$(330)	$2,417

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Deferred tax assets:
Allowance for doubtful accounts	$515	$—
Insurance and claims reserves	5,204	2,255
Alternative minimum tax credit carry forwards	4,388	5,416
Other reserves	197	323
State net operating loss and credit carry forwards	2,566	5,338
Other	—	17

Total deferred tax assets	$12,870	$13,349

Deferred tax liabilities:
Allowance for doubtful accounts	$—	$359
Book over tax basis of property and equipment	47,555	45,061
Deductible goodwill amortization	7,430	7,127
Prepaid license fees	313	306
Other	616	942

Total deferred tax liabilities	$55,914	$53,795

At December 31, 2002, the Company had approximately $4,388 of alternative minimum tax (“AMT”) credit carry forwards. AMT credits may generally be carried forward indefinitely and used in future years to the extent the Company’s regular tax liability exceeds the AMT liability for such future years.

5.         Long-Term Debt

Long-term debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001

Obligation under line of credit with a group of banks, weighted average interest rate of 5.40% at December 31, 2001, terminated March 2002	$—	$45,000
Obligation under line of credit with a group of banks, weighted average Interest rate of 4.00% at December 31, 2002, maturing March 2007	22,419	—
Revenue equipment installment notes with finance companies, weighted average interest rate of 6.88% at December 31, 2002, due in monthly installments with final maturities at various dates ranging from January 2003 to July 2009, secured by related revenue equipment	116,389	105,469
Mortgage note payable, interest rate of 6.73% at December 31, 2002, due in monthly installments through October 2010, with final payment of $7.1 million, secured by real estate	8,979	9,556
Mortgage note payable, interest rate of 5.06% at December 31, 2002, due in monthly installments through August 2007, with final payment of $8.9 million, secured by real estate	15,405	—
Capital lease obligation, interest rate of 5.4% at December 31, 2001, terminated July 2002	—	13,299
Capital lease obligations maturing November 2003 to January 2008	4,443	1,569
Other	228	138

	167,863	175,031
Less: current maturities of long-term debt	(38,956)	(23,491)

	$128,907	$151,540

In December 2001, the Company entered into approximately $107.0 million in equipment installment notes, the proceeds of which were used primarily to reduce borrowings under the Company’s revolving line of credit. In connection therewith, the Company’s revolving line of credit with a syndicate of banks was amended. Under the terms of the amended agreement, the facility was reduced from $190 million to $87 million, and the maturity date was extended to July 2003.

On March 29, 2002, the Company entered into a $100 million senior secured revolving credit facility. Proceeds from this new facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula. Letters of credit under the facility are limited to $37.0 million. The facility matures in March 2007.

The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined. At December 31, 2002, the Applicable Margin was 0.75% for Base Rate Loans and 2.25% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

At December 31, 2002, $22.4 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $28.6 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

In connnection with the repayment of the former revolving credit agreement, the Company incurred an extraordinary loss of $1.1 million, after income taxes, related to the early extinguishment of this debt.

The aggregate annual maturities of long-term debt for each of the next five years are:

2003	$38,956

2004	21,235

2005	18,818

2006	20,412

2007	44,163

6.         Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following components (net of related tax effects) for the years ended December 31, 2002, 2001 and 2000, respectively:

	2002	2001	2000

Net income (loss)	$1,099	$(1,128)	$2,065
Net gain (loss) on current period cash flow hedges	312	(778)	—
Amortization of hedge de-designation	366	—	—

Total	$1,777	$(1,906)	$2,065

7.         Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through September 2009. Rental expense under non-cancelable operating leases was approximately $78,781, $77,533 and $65,950 for 2002, 2001 and 2000, respectively. Revenue equipment lease terms are generally 3 - 4 years for tractors and 5-7 years for trailers. Substantially all revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $137.0 million at December 31, 2002. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are:

	Revenue Equipment	Other	Total

2003	$62,901	$9,507	$72,408
2004	31,876	8,491	40,367
2005	17,543	5,405	22,948
2006	13,571	3,086	16,657
2007	4,673	1,362	6,035
Thereafter	77	914	991

8.         Related Party Transactions

The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $927, $888 and $851 was recognized in connection with these leases during 2002, 2001 and 2000, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 100% of the outstanding common stock of Paragon Leasing LLC (“Paragon”). Prior to 2002, Paragon leased certain revenue and service equipment to the Company. Rent expense of approximately $326 and $473 was recognized in connection with these leases during 2001 and 2000, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 45% of the outstanding common stock of Transcommunications, Inc. (“Transcom”). The Company utilizes Transcom charge cards for over-the-road fuel purchases, driver advances and driver payroll. The Company paid Transcom $252, $230 and $212 in fees for these services in 2002, 2001 and 2000 respectively. Transcom also provides communications services to the Company and its drivers. Total payments by the Company to Transcom for these services were approximately $683, $445 and $511 in 2002, 2001 and 2000, respectively.

On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company earned revenues of approximately $28.3 million and $30.8 million from Transplace in 2002 and 2001, respectively, for providing transportation services.

9.         Commitments and Contingencies

Effective November 15, 2002, the Company entered into an agreement with Forward Air, Inc. (“Forward Air”) to settle all claims in the action brought by Forward Air against the Company and certain of its subsidiaries. Forward Air, a deferred airfreight service provider, had filed a lawsuit in the United States District Court in Greenville, Tennessee, in which Forward Air asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company’s use of the name “Dedicated Xpress Services, Inc.” As a result of the settlement, the Company recorded a litigation charge of $1.7 million in the fourth quarter, which includes fees and expenses associated with the litigation.

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on advice of legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

The Company has letters of credit of $36,219 outstanding as of December 31, 2002. The letters of credit are maintained primarily to support the Company’s insurance program (see Note 2).

10.       Derivative Financial Instruments

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. Changes in fair value of the interest rate agreements were recognized in other comprehensive income through March 29, 2002.

The adoption of SFAS No. 133 resulted in recording a cumulative effect of a change in accounting principle of $99. Due to the immateriality of this amount, the cumulative effect of adoption was not set forth separately in the Statement of Stockholders’ Equity, but was included in other comprehensive loss for the year ended December 31, 2001. On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the amount included in other comprehensive income related to the interest rate swap agreements are being amortized over the remaining term of the respective agreements. Future changes in the market value of the swap agreements will be reflected as interest expense in the statement of operations. At December 31, 2002 and 2001, the Company estimates the amount it would be required to pay to terminate the agreements approximates $433 and $1,639, respectively. Under these agreements, the Company receives interest payments at rates equal to LIBOR reset quarterly, and pays interest at fixed rates shown below:

Notional Amounts	Fixed Rate Component	Variable Rate Component %	Effective Date	Expiration Date

$10,000	5.730%	1.6338	February 6, 1998	February 6, 2003
15,000	5.705	1.6338	February 6, 1998	February 6, 2003
10,000	5.145	1.6338	August 6, 1999	February 6, 2003
10,000	5.565	1.8900	September 8, 1998	September 8, 2003

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

11.       Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of six years. The Company recognized $1,253, $1,277 and $1,127 in expense under this employee benefit plan for 2002, 2001 and 2000, respectively.

12.       Stockholders’ Equity

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

Stock Buyback

As authorized by its Board of Directors, the Company purchased 925,100 shares of the Company’s outstanding Class A Common Stock in the open market and in private transactions at a cost of $7,091 in 2000.

Incentive Stock Plans

The Company maintains the U.S. Xpress Enterprises, Inc. 1993 Incentive Stock Plan (the “1993 Plan”) and the U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), (collectively, the 1993 Plan and the 2002 Plan referred to herein as the “Plans”). The Plans provide for the issuance of shares of restricted common stock of the Company, as well as both incentive and nonstatutory stock options. There may be issued under the Plans (as restricted stock, in payment of performance grants or pursuant to the exercise of stock options) an aggregate of not more than 1,038,138 shares of Class A Common Stock under the 1993 Plan and 1,000,000 shares of Class A Common Stock under the 2002 Plan. Participants of the Plans may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plans, the Company may issue restricted shares of common stock, grant options or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability or retirement of the employee.

Under a 1993 sale of restricted stock to certain stockholder employees, notes receivable from stockholders were issued. The notes bear interest at 6% and are due to the Company upon demand.

Non-Employee Directors Stock Plan

In August 1995, the Company adopted the 1995 Non-Employee Directors Stock Award and Option Plan (the “Directors Stock Plan”) providing for the issuance of stock options to non-employee directors upon their election to the Company’s Board of Directors. The Directors Stock Plan also provides non-employee directors the option to receive certain board-related compensation in the form of the Company’s Class A Common Stock in lieu of cash. The number of shares of Class A Common Stock available for option or issue under the Directors Stock Plan may not exceed 50,000 shares.

The Directors Stock Plan provides for the grant of 1,200 options to purchase the Company’s Class A Common Stock to each non-employee director upon the election or re-election of each such director to the board. The exercise price of options issued under the Directors Stock Plan is set at the fair market value of the Company’s stock on the date granted. Options vest ratably on each of the first, second and third anniversaries of the date of grant.

If a board member elects to receive board-related compensation in the form of stock, the number of shares issued to each director in lieu of cash is determined based on the amount of earned compensation divided by the fair market value of the Company’s stock on the date compensation is earned.

Employee Stock Purchase Plan

In August 1997, the Company adopted an ESPP through which employees meeting certain eligibility criteria may purchase shares of the Company’s common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at a 15% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25,000 per calendar year. The Company has reserved 300,000 shares for issuance under the ESPP. In January and July 2002, employees purchased 50,796 and 73,527 shares of the Company’s Class A Common Stock at $5.76 and $8.12 per share, respectively. In January and July 2001, employees purchased 22,042 and 48,449 shares of the Company’s Class A Common Stock at $4.73 and $4.68 per share, respectively. In January and July 2000, employees purchased 30,899 and 25,501 shares of the Company’s Class A Common Stock at $6.27 and $5.74 per share, respectively. Under the terms of the ESPP, the plan expired July 1, 2002.

Stock Options

Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. As options were granted at fair value, no compensation expense has been recognized. A summary of the Company’s stock option activity for 2002, 2001 and 2000 follows:

	Shares	Option Price			Weighted Average Exercise Price

Outstanding at December 31, 1999	394,426	$4.72	—	$20.88	$11.78
Granted at market price	387,150	6.50	—	8.06	7.11
Exercised	(1,200)			6.63	46.63
Canceled or expired	(73,950)	6.50	—	20.88	10.84

Outstanding at December 31, 2000	706,426	4.72	—	20.88	9.33
Granted at market price	50,600	6.88	—	7.10	6.89
Exercised	(15,250)	6.50	—	6.88	6.75
Canceled or expired	(76,000)	6.50	—	19.13	10.11

Outstanding at December 31, 2001	665,776	4.72	—	20.88	9.11
Granted at market price	328,400	11.45	—	11.50	11.50
Exercised	(10,750)	6.50	—	6.88	6.67
Canceled or expired	(145,550)	6.50	—	12.25	9.73

Outstanding at December 31, 2002	837,876	$4.72	—	$20.88	$9.97

Of the options outstanding at December 31, 2002, 408,326 have exercise prices between $4.72 and $8.06, with a weighted average exercise price of $6.58 and a weighted average remaining contractual life of 5.7 years. Of these options, 249,333 are exercisable at a weighted average exercise price of $6.24. Options to exercise 320,950 shares have exercise prices between $9.50 and $12.25, with a weighted average exercise price of $11.63 and a weighted average remaining contractual life of 8.7 years. Of these options, 63,350 are exercisable at a weighted average exercise price of $12.18. Options to exercise the remaining 108,600 shares have exercise prices between $15.00 and $20.88, with a weighted average exercise price of $17.84 and a weighted average remaining contractual life of 5.0 years. Of these options, 78,600 were exercisable at a weighted average exercise price of $18.92. As of December 31, 2002, 391,283 of the options outstanding were exercisable with a weighted average exercise price of $9.75 per share. As of December 31, 2001, 309,701 of the options outstanding were exercisable with a weighted average exercise price of $9.71 per share. As of December 31, 2000, 235,731 of the options outstanding were exercisable with a weighted average exercise price of $10.11 per share.

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

14.       Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems, which provides transportation services to the floorcovering industry and deferred airfreight logistics services from airport to airport.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	U.S. Xpress	Xpress Global Systems	Consolidated

2000
Revenues – external customers	$728,924	$58,161	$787,085
Intersegment revenues	4,659	0	4,659
Operating income	17,107	2,824	19,931
Depreciation and amortization	33,159	1,271	34,430
Goodwill at carrying value	65,759	4,958	70,717
Total assets	403,440	20,021	423,461
Capital expenditures	58,111	1,221	59,332

2001
Revenues – external customers	$714,953	$83,079	$798,032
Intersegment revenues	21,942	0	21,942
Operating income (loss)	15,103	(1,624)	13,479
Depreciation and amortization	33,956	1,389	35,345
Goodwill at carrying value	64,059	4,816	68,875
Total assets	391,256	26,212	417,468
Capital expenditures	54,565	1,602	56,167

2002
Revenues – external customers	$747,539	$114,806	$862,345
Intersegment revenues	30,345	0	30,345
Operating income	20,022	573	20,595
Depreciation and amortization	36,040	1,421	37,461
Goodwill at carrying value	67,160	4,816	71,976
Total assets	406,472	32,067	438,539
Capital expenditures	37,139	1,793	38,932

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $13,384, $14,937 and $15,449 in 2002, 2001 and 2000, respectively, and settlement of litigation of $1,694 in 2002, which is considered a corporate expense.

15.       Quarterly Financial Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

Year Ended December 31, 2002
Operating revenue	$197,220	$215,636	$220,066	$229,423	$862,345
Income (loss) from operations	2,840	5,642	5,809	4,610	18,901
Income (loss) before income taxes	(565)	2,037	2,687	1,358	5,517
Net income (loss) before extraordinary item	(329)	931	1,082	523	2,207
Net income (loss)	(1,437)	931	1,082	523	1,099
Earnings (loss) per share before extraordinary item – basic (1)	(0.02)	0.07	0.08	0.04	0.16
Earnings (loss) per share before extraordinary item – diluted (1)	(0.02)	0.07	0.08	0.04	0.16
Earnings (loss) per share – basic (1)	(0.10)	0.07	0.08	0.04	0.08
Earnings (loss) per share – diluted (1)	(0.10)	0.07	0.08	0.04	0.08

Year Ended December 31, 2001
Operating revenue	$186,478	$202,541	$207,464	$201,549	$798,032
Income from operations	2,134	4,784	4,152	2,409	13,479
Income (loss) before income taxes	(2,031)	643	629	(699)	(1,458)
Net income (loss)	(1,220)	387	304	(599)	(1,128)
Earnings (loss) per share	(.09)	.03	.02	(.04)	(.08)
Earnings (loss) per share	(.09)	.03	.02	(.04)	(.08)

(1)      The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Information regarding the change in the Company’s independent public accountants was previously reported in the Company’s Current Report on Form 8-K dated May 17, 2002, filed with the Securities and Exchange Commission.

Disclosure Concerning Absence of Arthur Andersen LLP Consent

On August 31, 2002, Arthur Andersen LLP voluntarily ceased to audit public companies and it is no longer licensed to practice as a public accountant. As a result, after a reasonable effort, we are unable to obtain the consent of Andersen for the incorporation by reference of the report dated January 29, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2002. Under these circumstances Rule 437a under the Securities Act of 1933 permits us to file a Registration Statement without a written consent from Andersen. We are not able to obtain the written consent of Andersen to incorporate this report by reference into our previously filed registration statements on Form S-8, File numbers 33-91238, 33-94878, 33-99728 and 333-37795. Accordingly, investors will not be able to sue Andersen pursuant to Section 11 of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent. The ability of investors to recover from Andersen may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Nominees for Directorships” and “Compliance with Reporting Requirements” in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 7, 2003 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

ITEM 11.       EXECUTIVE COMPENSATION

The information set forth under the captions “Director Compensation” and “Executive Compensation and Other Information” of the Proxy Statement is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” of the Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Election of Directors” and “Certain Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14.       CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-K, an evaluation under Rule 13a-14 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)         1.      Financial Statements:

The financial statements are set forth in Part II, Item 8.

2.        Financial Statement Schedules:

Report of Independent Public Accountants
Schedule II — Valuation and Qualifying Accounts

3.        Exhibits:

See the Exhibit Index listing beginning on Page 44 of this Form 10-K.

(b)         Reports on Form 8-K

A Form 8-K was filed on November 5, 2002 with the Securities and Exchange
Commission to report the resignation of Cort J. Dondero, the Company’s former
Executive Vice President and Chief Operating Officer.

This report is a copy of the previously issued report of Arthur Andersen LLP which has not been reissued by Arthur Andersen LLP. We are including this copy of Andersen’s Audit Report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Exchange Act of 1933.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U.S. Xpress Enterprises, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of US XPRESS ENTERPRISES, INC. (a Nevada corporation) AND SUBSIDIARIES included in this Form 10-K and have issued our report thereon dated January 29, 2002. Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. Schedule II is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/   ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
January 29, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED
DECEMBER 31, 2000, 2001 AND 2002
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost/Expenses	Charged to Other (1)	Deductions(2)	Balance at End of Period

FOR THE YEAR ENDED 12/31/00
Reserve for doubtful accounts	$3,255	$4,500	$204	$3,940	$4,019

FOR THE YEAR ENDED 12/31/01
Reserve for doubtful accounts	$4,019	$1,223	$194	$2,017	$3,419

FOR THE YEAR ENDED 12/31/02
Reserve for doubtful accounts	$3,419	$1,389	$80	$1,770	$3,118

(1) For the year ended 12/31/00
Recoveries on accounts written off		$204

For the year ended 12/31/01
Recoveries on accounts written off		$194

For the year ended 12/31/02
Recoveries on accounts written off		$80

(2) Accounts written off

(c)       EXHIBITS

Exhibit No.	Description

(1) 3.1	Restated Articles of Incorporation of the Company.

(1) 3.2	By-Laws of the Company.

(1) 4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.

(1) 4.2	By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1) 4.3	Stock Purchase Agreement dated June 10, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company.

(1) 4.4	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994 by and between Max L. Fuller and Patrick E. Quinn.

(1) 10.1	Accounts Financing Agreement (Security Agreement) dated February 2, 1988, as amended, between Congress Financial Corp. (Southern) and Southwest Motor Freight, Inc.

(1) 10.2	Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress, Inc.

(1) 10.3	Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown Transport Systems, Inc.

(1) 10.4	1993 Incentive Stock Plan of the Company.*

(1) 10.5	Stock Option Agreement Under 1993 Incentive Stock Plan.*

(1) 10.6	Stock Rights and Restrictions Agreement for Restricted Stock Award Under 1993 Incentive Stock Plan.*

(1) 10.7	Self-Funded Employee Benefits Plan Document of the Company.*

(1) 10.8	Service Agreement dated May 2, 1994 by and between TTC, Illinois, Inc. and the Company for the provision of leased personnel to the Company.

(1) 10.9	Salary Continuation Agreement dated June 10, 1993 by and between the Company and Max L. Fuller.*

(1) 10.10	Salary Continuation Agreement dated June 10, 1993 by and between the Company and Patrick E. Quinn.*

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

(13) 10.39	First Amendment to the Investment and Participation Agreement dated as of November 12, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13) 10.40	Second Amendment to the Investment and Participation Agreement dated as of March 30, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13) 10.41	Third Amendment to the Investment and Participation Agreement dated as of June 13, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13) 10.42	U.S. Xpress Enterprises Employment Agreement with Cort J. Dondero dated as of June 13, 2000 by and between U.S. Xpress Enterprises, Inc. and Cort J. Dondero.*

(13) 10.43

Initial Subscription Agreement of Transplace.com, LLC, entered into as of April 19, 2000 by Transplace.com, LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.

(13) 10.44

Operating Agreement of Transplace.com, LLC, made and entered into as of April 19, 2000 by Transplace.com, LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.and Transplace.com, LLC.

Exhibit No.	Description

(14) 10.45

Amended and Restated Credit Agreement dated as of January 31, 2001 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., Bank of America, NA, Fleet National Bank, SunTrust Bank, and the banks listed therein.

(15) 10.46

Waiver under and First Amendment to Credit Agreement dated April 27, 2001, but effective as of March 31, 2001, among US Xpress Enterprises, Inc., the banks listed in the waiver and amendment, and Wachovia Bank, NA, as Administrative Agent, Bank of America, NA, as Syndication Agent, Fleet National Bank, as Documentation Agent, and SunTrust Bank, as Co-Agent.

(15) 10.47

Second Amendment to and Waiver under Amended and Restated Credit Agreement dated July 11, 2001, by and among US Xpress Enterprises, Inc., Wachovia Bank, NA as Administrative Agent, Bank of America, NA, as Syndication Agent, Fleet National Bank, NA, Bank of America, NA, Fleet National Bank, SunTrust Bank, AmSouth Bank, The Chase Manhattan Bank, LaSalle Bank National Association, and First Tennessee Bank, NA

(16) 10.48

Fourth Amendment to Amended and Restated Credit Agreement dated December 21, 2001, by and among US Xpress Enterprises, Inc., Wachovia Bank, NA, as Administrative Agent, Bank of America, NA, as Syndication Agent, Fleet National Bank, as Documentation Agent, SunTrust Bank, as CO-Agent, and Wachovia Bank, NA, Bank of America, NA, Fleet National Bank, SunTrust Bank, AmSouth Bank, JP Morgan Chase Bank (formerly, The Chase Manhattan Bank), LaSalle Bank National Association, and First Tennessee Bank, NA, as Banks.

(17) 10.49	Term Loan Agreement, dated December 21, 2001, by and between US Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

(17) 10.50	Security Agreement dated December 21, 2001, by and between US Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

(17) 10.51	First Amendment to Security Agreement dated January 30, 2002, by and between US Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

(17) 10.52	Security Agreement dated December 21, 2001, and related form of Promissory Note by and between US Xpress Leasing, Inc. and Transport International Pool, Inc.

(18) 10.53

Revolving Credit Agreement dated March 29, 2002, by and among US Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National association, as Syndication Agent, and the participating Lenders thereon.

(18) 10.54

Security Agreement dated March 29, 2002, by and among US Xpress Enterprises, Inc., US Xpress, Inc., CSI/Crown, Inc., Xpress Air, Inc., Xpress Company Store, Inc., CSI Acquisition Corporation, Dedicated Xpress Services, Inc. and Fleet Capital Corporation.

(19) 10.55

First Amendment to Revolving Credit Agreement dated August 29, 2002, by and among US Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

(19) 10.56

Second Amendment and Consent to Revolving Credit Agreement dated October 21, 2002, by and among US Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc. as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

(20) 10.57	U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan.*

(21) 16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.

Exhibit No.	Description

21	List of the current subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

23.2	Statement Concerning Absence of Current Written Consent of Arthur Andersen LLP.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

______________

     *    Indicates management contract or compensatory plan or arrangement.

     (1)    Filed in Registration Statement on Form S-1 dated May 20, 1994. (SEC File No. 33-79208)

     (2)    Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4, 1994. (SEC File No. 33-79208)

     (3)    Filed in Form 10-Q dated November 17, 1994 (SEC Commission File No. 0-24806)

     (4)    Filed in Form 10-Q dated November 10, 1995 (SEC Commission File No. 0-24806)

     (5)    Filed in Form 10-Q dated February 13, 1996 (SEC Commission File No. 0-24806)

     (6)    Filed in Form 10-Q dated November 14, 1996 (SEC Commission File No. 0-24806)

     (7)    Filed in Form 10-K dated March 31, 1997 (SEC Commission File No. 0-24806)

     (8)    Filed in Registration Statement Form S-1 dated August 19, 1997

     (9)    Filed in Form 8-K dated January 29, 1998 (SEC Commission File No. 0-24806)

   (10)    Filed in Form 10-Q dated March 31, 1998 (SEC Commission File No. 0-24806)

   (11)    Filed in Form S-4 dated July 30, 1998 (SEC Commission File No. 333-59377)

   (12)    Filed in Form 10-Q dated March 31, 2000 (SEC Commission File No. 0-24806)

   (13)    Filed in Form 10-Q dated June 30, 2000 (SEC Commission File No. 0-24806)

   (14)    Filed in Form 10-K dated April 2, 2001 (SEC Commission File No. 0-24806)

   (15)    Filed in Form 10-Q dated June 30, 2001 (SEC Commission File No. 0-24806)

   (16)    Filed in Form 8-K dated December 28, 2001 (SEC Commission File No. 0-24806)

   (17)    Filed in Form 10-K dated April 1, 2002 (SEC Commission File No. 0-24806)

   (18)    Filed in Form 10-Q dated May 15, 2002 (SEC Commission File No. 0-24806)

   (19)    Filed in Form 10-Q dated November 15, 2002 (SEC Commission File No. 0-24806)

   (20)    Filed as Annex A to the 2002 Proxy Statement dated April 15, 2002 (SEC Commission File No. 0-24806)

   (21)    Filed in Form 8-K dated May 17, 2002 (SEC Commission File No. 0-24806)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2003.

U.S. XPRESS ENTERPRISES, INC.
Date: March 31, 2003	By:	/s/ RAY M. HARLIN

Ray M. Harlin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK E. QUINN	Co-Chairman of the Board of Directors, President and Treasurer	March 31, 2003

Patrick E. Quinn

/s/ MAX L. FULLER	Co-Chairman of the Board of Directors, Vice President and Secretary	March 31, 2003

Max L. Fuller

/s/ RAY M. HARLIN	Director, Executive Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

Ray M. Harlin

/s/ JAMES E. HALL	Director	March 31, 2003

James E. Hall

/s/ ROBERT J. SUDDERTH, JR.	Director	March 31, 2003

Robert J. Sudderth, Jr.

/s/ A. ALEXANDER TAYLOR, II	Director	March 31, 2003

A. Alexander Taylor, II

CERTIFICATION

I, Ray M. Harlin, certify that:

1.        I have reviewed this annual report on Form 10-K of U.S. Xpress Enterprises, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:	/s/ RAY M. HARLIN

Ray M. Harlin, Chief Financial Officer

CERTIFICATION

I, Patrick E. Quinn, certify that:

1.        I have reviewed this annual report on Form 10-K of U.S. Xpress Enterprises, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:	/s/ PATRICK E. QUINN

Patrick E. Quinn, President

CERTIFICATION

I, Max L. Fuller, certify that:

1.        I have reviewed this annual report on Form 10-K of U.S. Xpress Enterprises, Inc.;

2.        Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

By:	/s/ MAX L. FULLER

Max L. Fuller, Vice President