Form 10-Q
period 2003-03-31
US XPRESS ENTERPRISES INC
filed 2003-05-15
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003	Commission file number 0-24806

U.S. XPRESS ENTERPRISES, INC.

NEVADA	62-1378182
(State or other jurisdiction of Incorporation or organization)	(I.R.S. employer identification no.)

4080 Jenkins Road CHATTANOOGA, TENNESSEE 37421	(423) 510-3000
(Address of principal executive offices)	(Registrant’s telephone no.)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

         As of March 31, 2003 10,904,443 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Operating Revenue	$220,666	$197,220

Operating Expenses:
Salaries, wages and benefits	75,592	73,331
Fuel and fuel taxes	37,431	26,336
Vehicle rents	17,917	17,922
Depreciation and amortization, net of gain on sale	9,148	8,883
Purchased transportation	36,206	30,236
Operating expense and supplies	15,753	13,685
Insurance premiums and claims	10,904	8,996
Operating taxes and licenses	3,097	3,174
Communications and utilities	2,963	2,823
General and other operating	8,485	8,994
Early extinguishment of debt	—	1,776

Total operating expenses	217,496	196,156

Income from Operations	3,170	1,064
Interest Expense, net	2,928	3,405

Income (Loss) Before Income Taxes	242	(2,341)
Income Tax Provision (Benefit)	121	(904)

Net Income (Loss)	$121	$(1,437)

Earnings (Loss) Per Share - basic	$0.01	$(0.10)

Weighted average shares - basic	13,931	13,850

Earnings (Loss) Per Share - diluted	$0.01	$(0.10)

Weighted average shares - diluted	14,033	13,850

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)

Assets	March 31, 2003	December 31, 2002

	(Unaudited)
Current Assets:
Cash and cash equivalents	$352	$131
Customer receivables, net of allowance	96,480	92,893
Other receivables	11,104	10,557
Prepaid insurance and licenses	12,502	5,864
Operating and installation supplies	5,784	5,598
Deferred income taxes	5,204	5,306
Other current assets	9,133	7,355

Total current assets	140,559	127,704

Property and Equipment, at cost:
Land and buildings	44,083	44,080
Revenue and service equipment	217,463	235,978
Furniture and equipment	22,633	22,793
Leasehold improvements	18,296	17,607
Computer software	16,526	15,926

	319,001	336,384
Less accumulated depreciation and amortization	(113,462)	(109,865)

Net property and equipment	205,539	226,519

Other Assets:
Goodwill, net	72,028	71,976
Investment in Transplace	5,815	5,815
Other	6,840	6,525

Total other assets	84,683	84,316

Total Assets	$430,781	$438,539

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

Liabilities and Stockholders’ Equity	March 31, 2003	December 31, 2002

	(Unaudited)
Current Liabilities:
Accounts payable	$22,956	$16,659
Book overdraft	476	6,437
Accrued wages and benefits	11,648	10,818
Claims and insurance accruals	25,582	25,224
Other accrued liabilities	2,797	3,558
Current maturities of long-term debt	30,941	38,956

Total current liabilities	94,400	101,652

Long-Term Debt, net of current maturities	127,720	128,907

Deferred Income Taxes	48,410	48,350

Other Long-Term Liabilities	1,298	1,198

Stockholders’ Equity:
Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value, 30,000,000 shares authorized, 13,448,832 and 13,408,327 shares issued at March 31, 2003 and December 31, 2002, respectively	134	134
Common stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at March 31, 2003 and December 31, 2002	30	30
Additional paid-in capital	106,661	106,334
Retained earnings	76,889	76,768
Other comprehensive loss	(31)	(100)
Treasury Stock, Class A, at cost (2,544,389 shares at March 31, 2003 and December 31, 2002)	(24,483)	(24,483)
Notes receivable from stockholders	(211)	(211)
Unamortized compensation on restricted stock	(36)	(40)

Total stockholders’ equity	158,953	158,432

Total Liabilities and Stockholders’ Equity	$430,781	$438,539

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$121	$(1,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Early extinguishment of debt	—	1,776
Deferred income tax provision	60	(118)
Depreciation and amortization	9,432	8,795
Gain on sale of equipment	(284)	88
Change in operating assets and liabilities
Receivables	(4,086)	(10,758)
Prepaid insurance and licenses	(6,638)	(5,882)
Operating and installation supplies	(179)	(278)
Other assets	(1,703)	(1,320)
Accounts payable and other accrued liabilities	5,837	5,250
Accrued wages and benefits	830	2,027
Other	(60)	70

Net cash provided by (used in) operating activities	3,330	(1,787)

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(7,209)	(2,643)
Proceeds from sales of property and equipment	18,940	40

Net cash provided by (used in) investing activities	11,731	(2,603)

Cash Flows from Financing Activities:
Net borrowings under lines of credit	4,162	—
Borrowings of long-term debt	1,539	971
Payments of long-term debt	(14,903)	(4,029)
Book overdraft	(5,961)	—
Proceeds from issuance of common stock	323	292
Proceeds from exercise of stock options	—	36

Net cash used in financing activities	(14,840)	(2,730)

Net Increase (Decrease) in Cash and Cash Equivalents	221	(7,120)
Cash and Cash Equivalents, beginning of period	131	8,185

Cash and Cash Equivalents, end of period	352	1,065

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$3,132	$3,493
Cash paid during the period for income taxes	$434	$118
Conversion of operating leases to equipment installment notes	$—	$9,661

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

          Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included.  Such adjustments consisted only of items that are of a normal recurring nature.

          These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the 2002 Annual Report to Stockholders in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

2.       Organization and Operations

          U. S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems”).  U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico.  Xpress Global Systems provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

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

Property and Equipment
          Property and equipment are carried at cost.  Depreciation and amortization of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value) as follows:

Buildings	10-30 years
Revenue and service equipment	3-7 years
Furniture and equipment	3-7 years
Leasehold improvements	5-6 years
Computer software	1-5 years

          Expenditures for normal maintenance and repairs are expensed.  Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Earnings Per Share
          The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options.  Due to the loss in the three-month period ended March 31, 2002, the outstanding options are anti-dilutive and are not considered in EPS.  The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,

	2003	2002

Net Income	$121	$(1,437)

Denominator
Weighted average common shares outstanding	13,931	13,850
Equivalent shares issuable upon exercise of stock options	102	—

Diluted shares	14,033	13,850

Earnings (loss) per share
Basic	$0.01	$(0.10)

Diluted	$0.01	$(0.10)

Stock Based Compensation
          The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has elected the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”.

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

	Three Months Ended March 31,

	2003	2002

Net income (loss), as reported	$121	$(1,437)
Stock-based employee compensation, net of tax	(68)	(95)

Pro forma net income (loss)	$53	$(1,532)

Net income (loss) per share, basic, as reported	$0.01	$(0.10)
Net income (loss) per share, basic, pro forma	$0.00	$(0.11)
Net income (loss) per share, diluted, as reported	$0.01	$(0.10)
Net income (loss) per share, diluted, pro forma	$0.00	$(0.11)

Book Overdraft
          Book overdraft represents outstanding checks in excess of current cash levels.  The Company will fund the book overdraft from its line of credit and operating cash flows.

Reclassifications
          Certain reclassifications have been made in the 2002 financial statements to conform to the 2003 presentation.

4.       Commitments and Contingencies

          The Company is party to certain legal proceedings incidental to its business.  The ultimate disposition of these matters, in the opinion of management, based in part upon advice of legal counsel, will not have a material adverse effect on the Company’s financial position or results of operations.

          The Company has letters of credit of $36,219 outstanding at March 31, 2003.  The letters of credit are maintained primarily to support the Company’s insurance program.

5.       Derivative Financial Instruments

          The Company adopted the SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001.  SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company had designated its interest rate swap agreements as cash flow hedge instruments.  The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate.   The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements.  Changes in fair value of the interest rate agreements were recognized in other comprehensive income through March 29, 2002.

          On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt.  Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the amounts included in other comprehensive income related to the interest rate swap agreements are being amortized over the remaining term of the respective agreements.  Future changes in the market value of the swap agreements will be reflected as interest expense in the Consolidated Statements of Operations.  At March 31, 2003 and 2002, the Company estimates the amount it would be required to pay to terminate the agreements approximates $194 and $1,175, respectively.

6.       Operating Segments

          The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, Inc., which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems, Inc., which provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.  Substantially all intersegment sales prices are market based.  The Company evaluates performance based on operating income of the respective business units.

	(Dollars in Thousands)

	U.S. Xpress	Xpress Global Systems	Consolidated

Three Months Ended March 31, 2003
Revenues – external customers	$191,557	$29,109	$220,666
Intersegment revenues	8,610	—	8,610
Operating income	3,044	126	3,170
Total assets	395,798	34,983	430,781
Three Months Ended March 31, 2002
Revenues – external customers	$172,508	$24,712	$197,220
Intersegment revenues	5,569	—	5,569
Operating income	2,799	41	2,840
Total assets	400,677	29,712	429,849

          The difference in consolidated operating income as shown above and consolidated income (loss) before income tax provision (benefit) on the Consolidated Statements of Operations is net interest expense of $2,928 and $3,405 for the three months ended March 31, 2003 and 2002, respectively, and early extinguishment of debt of $1,776 for the three months ended March 31, 2002, which is considered a corporate expense.

7.       Comprehensive Income (Loss)

          Comprehensive income (loss) consisted of the following components for the three months ended March 31, 2003 and 2002, respectively:

	For the Three Months Ended March 31,

	2003	2002

	(in thousands)
Net income (loss)	$121	$(1,437)
Net gain on current period cash flow hedges	—	312
Amortization of hedge de-designation	69	—

Total	$190	$(1,125)

8.       Long-Term Debt

          On March 29, 2002, the Company entered into a $100.0 million senior secured revolving credit facility.  Proceeds from this new facility were used to repay the then existing revolving credit facility.  The revolving credit facility provides for borrowings up to $100.0 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula.  Letters of credit under the facility are limited to $37.0 million.  The facility matures in March 2007.

          The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin.  The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined.  At March 31, 2003, the Applicable Margin was 1.00% for Base Rate Loans and 2.50% for LIBOR Loans.  The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

          At March 31, 2003, $26.6 million in borrowings were outstanding under the facility with $26.2 million available to borrow.  The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

9.       Early Extinguishment of Debt

          In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 rescinds SFAS No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect.  As a result, upon adoption extinguishment gains and losses will be classified as ordinary gains or losses in the income statement.  Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods should be reclassified to ordinary gain or loss in comparative income statements.  SFAS No. 145 is effective for fiscal years beginning after May 15, 2002.  Effective January 1, 2003, the Company adopted SFAS No. 145 which resulted in a reclassification of an extraordinary loss from the early extinguishment of debt of $1.1 million, net of tax, to income from operations in the accompanying Consolidated Statements of Operations.

10.     Leases

          In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statement Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.  This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002.  The Company has adopted Interpretation No. 45 effective January 1, 2003.

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through September 2009.   Revenue equipment lease terms are generally 3 - 4 years for tractors and 5-7 years for trailers.  Substantially all equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term.  The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $145.5 million at March 31, 2003.  The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

11.     Recent Accounting Pronouncements

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Severance pay under Statement No. 146, in many cases, will be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

          U. S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems”).  U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico.  Xpress Global Systems provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

Results of Operations

          The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

	Three Months Ended

	March 31,	March 31,

	2003	2002

Operating Revenue	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	34.3	37.2
Fuel and fuel taxes	17.0	13.4
Vehicle rents	8.1	9.1
Depreciation and amortization, net of gain on sale	4.1	4.5
Purchased transportation	16.4	15.4
Operating expense and supplies	7.1	6.9
Insurance premiums and claims	4.9	4.6
Operating taxes and licenses	1.4	1.6
Communications and utilities	1.4	1.4
General and other operating	3.9	4.5
Early extinguishment of debt	0.0	0.9

Total operating expenses	98.6	99.5

Income from Operations	1.4	0.5
Interest Expense, net	1.3	1.7

Income (Loss) Before Income Taxes	0.1	(1.2)
Income Tax Provision (Benefit)	0.1	(0.5)

Net Income (Loss)	0.0%	(0.7% )

Comparison of the Three Months Ended March 31, 2003 to the Three Months Ended March 31, 2002

          Operating revenue during the three-month period ended March 31, 2003 increased $23.5 million or 11.9% to $220.7 million, compared to $197.2 million during the same period in 2002.  U.S. Xpress revenue increased $22.1 million, or 12.4%, due primarily to a 3.3% increase in revenue miles and a 2.8% increase in revenue per mile to $1.270 from $1.235, combined with a  $9.2 million increase in fuel surcharge revenue.  Revenue miles increased due to an increase in the average number of tractors by 246, or 4.7%, to 5,507 from 5,261. Xpress Global Systems revenue increased $4.4 million, or 17.8%, due to a $2.8 million increase in revenues in the airport-to-airport transportation business due primarily to a 33.0% increase in shipments, and a $1.6 million increase in the floorcovering logistics business, due primarily to increase in revenue per shipment.

          Operating expenses represented 98.6% of operating revenue for the three months ended March 31, 2003, compared to 99.5% during the same period in 2002.

          Salaries, wages and benefits as a percentage of operating revenue were 34.3% during the three months ended March 31, 2003, compared to 37.2% during the same period in 2002.  This decrease was primarily due to fuel surcharge revenue being a higher portion of operating revenue, combined with the increased use of owner-operators, compared to the same period in 2002.  Owner-operators accounted for 18.2% of the Company’s average truck fleet during 2003, compared to 15.9% during the same period in 2002.  All owner-operator expenses are reflected as purchased transportation.

          Fuel and fuel taxes as a percentage of operating revenue were 17.0% during the three months ended March 31, 2003, compared to 13.4% during the same period in 2002.  This increase was primarily due to the approximately 38.0% increase in the average fuel price per gallon during the three months ended March 31, 2003 compared to the same period in 2002, offset by the increased use of owner-operators who pay for their fuel purchases.  The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers.  The Company recognized $10.3 million of fuel surcharge revenue for the three months ended March 31, 2003, compared to $1.1 million during the same period in 2002.

          Vehicle rents were $17.9 million during the three months ended March 31, 2003 and March 31, 2002.  While the Company has increased the average number of tractors leased by 12.6% and decreased the average number of trailers by 4.3%, lease expense remained constant due primarily to lower average per unit lease payments due to lower interest rates and lower lease payments associated with extensions on existing tractor leases.  Depreciation and amortization was $9.1 million during the three months ended March 31, 2003, compared to $8.9 million during the same period in 2002.  The Company includes gains and losses from the sale of revenue equipment in depreciation expense.  Net gains from the sale of revenue and other equipment for the three months ended March 31, 2003 were $284,000, compared to a net loss of $88,000 during the same period in 2002.  Overall, as a percentage of operating revenue vehicle rents and depreciation were 12.2% during the three months ended March 31, 2003, compared to 13.6% during the same period in 2002.

          Purchased transportation as a percentage of operating revenue was 16.4% during the three months ended March 31, 2003, compared to 15.4% during the same period in 2002.  This increase was primarily due to an increase in the average number of owner-operators in the three months ended March 31, 2003 to 1,000, or 18.2% of the total fleet, compared to 838, or 15.9% of the total fleet, for the same period in 2002.

          Operating expenses and supplies as a percentage of operating revenue were 7.1% during the three months ended March 31, 2003 compared to 6.9% during the same period in 2002. This increase is primarily attributable to an increase in maintenance expenses due to the Company extending the trade cycle of its revenue equipment.

          Insurance premiums and claims, as a percentage of operating revenue were 4.9% during the three months ended March 31, 2003, compared to 4.6% during the same period in 2002. This increase is primarily due to an increase in claims related to cargo and physical damage insurance.

          Operating taxes and licenses, as a percentage of operating revenue, were 1.4% during the three months ended March 31, 2003, compared to 1.6% during the same period in 2002.  The decrease was due primarily to the 2.7% increase in revenue per mile, combined with a 17.8% increase in Xpress Global Systems’ revenue, which does not require additional Company tractors because Xpress Global Systems relies mainly on purchased transportation for movement of its freight.

          General and other operating expenses were $8.5 million in the three months ended March 31, 2003, compared to $9.0 million during the same period in 2002.  The decline was due in part to lower legal and professional fees and reductions in other administrative costs.

          Early extinguishment of debt in the three months ended March 31, 2002 was in connection with the repayment of the former revolving credit agreement.  The Company incurred a charge of $1.8 million related to fees and additional costs incurred with the early extinguishment of debt.

          Interest expense decreased $0.5 million, or 14.0%, to $2.9 million during the three months ended March 31, 2003, compared to $3.4 million during the same period in 2002.   This decrease was primarily attributable to decreased borrowings and a decrease in the average interest rate.

          The effective tax rate was 50.0% during the three months ended March 31, 2003, compared to a benefit of 38.6% during the same period in 2002.  The higher rate is primarily the result of non-deductible per diems paid to drivers during the three months ended March 31, 2003.  The Company initiated a per diem driver pay plan in February 2002.

          Income from operations for the three months ended March 31, 2003 increased $2.1 million, or 197.7%, to $3.2 million from $1.1 million during the same period in 2002.  As a percentage of operating revenue, income from operations was 1.4% for the three months ended March 31, 2003 and 0.5% for the same period in 2002.

Liquidity and Capital Resources

          The Company’s primary sources of liquidity and capital resources during the three month period ended March 31, 2003 were cash from operations, borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions.

          On March 29, 2002, the Company entered into a $100.0 million senior secured revolving credit facility.  Proceeds from this new facility were used to repay the then existing revolving credit facility.  The revolving credit facility provides for borrowings up to $100.0 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula.  Letters of credit under the facility are limited to $37.0 million.

          The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin.  The Applicable Margin ranges from 0.75% to 1.5% for Base Rate Loans and from 2.25% to 3.0% for LIBOR Loans, based in each case on the aggregate availability as defined.  At March 31, 2003, the Applicable Margin was 1.00% for Base Rate Loans and 2.50% for LIBOR Loans.  The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

          At March 31, 2003, $26.6 million in borrowings were outstanding under the facility with $26.2 million available to borrow.  The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

          Cash provided by operations increased to $3.3 million during the three months ended March 31, 2003, compared to cash used in operations of $1.8 million during the same period in 2002, due in part to a $2.6 million increase in pretax income, combined with a decrease in the growth of working capital.  Net cash provided by investing activities was $11.7 million during the three months ended March 31, 2003, compared to cash used in investing activities of $2.6 million during the same period in 2002.  During the three months ended March 31, 2003, the Company replaced more revenue equipment compared to the same period in 2002, and new additions were primarily funded through use of operating leases.  Net cash used in financing activities was $14.8 million during the three months ended March 31, 2003, compared to $2.7 million during the same period in 2002.  During 2003, the Company used proceeds from the sale of revenue equipment to pay down long-term debt.  Current maturities of long-term debt at

March 31, 2003 of $30.9 million include $14.1 million in balloon payments related to maturing revenue equipment installment notes.  The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer.

          Management believes that the aggregate funds provided by operations, borrowings under its lines of credit, equipment installment loans, sales of used revenue equipment and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through the next twelve months.

          The following table represents the Company’s outstanding contractual obligations at March 31, 2003 excluding letters of credit.  Letters of credit of $36,219 were outstanding at March 31, 2003.  The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (in thousands)

Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter

Long-Term Debt	$154,418	$24,638	$38,297	$67,214	$24,269
Capital Lease Obligations	4,243	813	1,868	1,562	—
Operating Leases – Revenue Equipment	133,285	49,114	59,651	24,247	273
Operating Leases – Other	27,498	8,366	13,833	4,385	914

Total Contractual Cash Obligations	$319,444	$82,931	$113,649	$97,408	$25,456

          The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements.  Substantially all equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term.  The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $145.5 million at March 31, 2003.  The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Recent Accounting Pronouncements

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The principal difference between Statement 146 and Issue 94-3 relates to Statement 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity.  Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan.  A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Severance pay under Statement No. 146, in many cases, will be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations.

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

Interest Rate Risk

          The Company has interest rate exposure arising from the Company’s line of credit and other installment notes, which have variable interest rates.  At March 31, 2003, the Company had $47.0 million of variable rate debt.  The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $10.0 million.  If interest rates on the Company’s existing variable rate debt, after considering interest rate swaps, were to increase by 10% from their March 31, 2003 rates for the next twelve months, there would be no material adverse impact on the Company’s results of operations.

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

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K

During the quarter ended March 31, 2003, the Company filed the following reports on Form 8-K:

		(i)	a Current Report dated April 21, 2003, to furnish copies of the Company’s Earnings Release dated April 21, 2003 for purposes of Regulation FD.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

(Registrant)

Date: May 15, 2003	By:	/s/ PATRICK E. QUINN

Patrick E. Quinn President

Date: May 15, 2003	By:	/s/ RAY M. HARLIN

Ray M. Harlin Principal Financial Officer

CERTIFICATION

I, Ray M. Harlin, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.

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

Date: May 15, 2003

	By:	/s/ RAY M. HARLIN

	Title:	Chief Financial Officer

CERTIFICATION

I, Patrick E. Quinn, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.

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

Date: May 15, 2003

	By:	/s/ PATRICK E. QUINN

	Title:	President

CERTIFICATION

I, Max L. Fuller, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.

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

Date: May 15, 2003

	By:	/s/ MAX L. FULLER

	Title:	Vice President