Form 10-Q
period 2003-06-30
US XPRESS ENTERPRISES INC
filed 2003-08-14
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission file number
June 30, 2003	0-24806

U.S. XPRESS ENTERPRISES, INC.

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. employer identification no.)
Incorporation or organization)

4080 Jenkins Road	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant's telephone no.)
(Address of principal executive offices)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes____X__No_____

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes____X__No_____

        As of June 30, 2003, 10,914,306 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC. TABLE OF CONTENTS
PART I	FINANCIAL INFORMATION	PAGE
	Consolidated Financial Statements
	Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2003 and 2002	3
	Consolidated Balance Sheets as of June 30,
	2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the
	Three and Six Months Ended June 30, 2003 and 2002	6
Item 1	Notes to Consolidated Financial Statements	7
Item 2	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 3	Quantitative and Qualitative Disclosure About Market Risk	23
Item 4	Controls and Procedures	23
PART II	OTHER INFORMATION
Item 4	Submission of Matters to a Vote of Security Holders	24
Item 6	Exhibits and Reports on Form 8-K	24
	SIGNATURES	26
	EXHIBITS	27

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenue	$231,934	$215,636	$452,600	$412,856

Operating Expenses:
Salaries, wages and benefits	80,884	77,262	156,475	150,593
Fuel and fuel taxes	32,209	28,956	69,640	55,291
Vehicle rents	19,760	17,562	37,677	35,484
Depreciation and amortization	9,134	9,299	18,282	18,183
Purchased transportation	38,384	35,726	74,591	65,962
Operating expense and supplies	16,811	15,243	32,564	28,927
Insurance premiums and claims	11,779	11,085	22,684	20,081
Operating taxes and licenses	3,519	3,214	6,616	6,389
Communications and utilities	3,037	2,851	6,001	5,674
General and other operating	9,479	8,796	17,963	17,790
Early extinguishment of debt	--	--	--	1,776

Total operating expenses	224,996	209,994	442,493	406,150

Income from Operations	6,938	5,642	10,107	6,706
Interest Expense, net	2,510	3,605	5,438	7,010

Income (Loss) Before Income Taxes	4,428	2,037	4,669	(304)
Income Tax Provision	2,214	1,106	2,334	201

Net Income (Loss)	$2,214	$931	$2,335	$(505)

Earnings (Loss) Per Share - basic	$0.16	$0.07	$0.17	$(0.04)

Weighted average shares - basic	13,949	13,853	13,940	13,852

Earnings (Loss) Per Share - diluted	$0.16	$0.07	$0.17	$(0.04)

Weighted average shares - diluted	14,092	14,076	14,063	13,852

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)
Assets	June 30, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$391	$131
Customer receivables, net of allowance	98,717	92,893
Other receivables	8,623	10,557
Prepaid insurance and licenses	8,719	5,864
Operating and installation supplies	5,010	5,598
Deferred income taxes	5,186	5,306
Other current assets	9,088	7,355

Total current assets	135,734	127,704

Property and Equipment, at cost:
Land and buildings	44,083	44,080
Revenue and service equipment	197,325	235,978
Furniture and equipment	23,105	22,793
Leasehold improvements	19,245	17,607
Computer software	17,236	15,926

	300,994	336,384
Less accumulated depreciation and amortization	(113,115)	(109,865)

Net property and equipment	187,879	226,519

Other Assets:
Goodwill, net	72,128	71,976
Other	13,486	12,340

Total other assets	85,614	84,316

Total Assets	$409,227	$438,539

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)
Liabilities and Stockholders' Equity	June 30, 2003	December 31, 2002
	(Unaudited)
Current Liabilities:
Accounts payable	$19,923	$16,659
Book overdraft	2,048	6,437
Accrued wages and benefits	11,379	10,818
Claims and insurance accruals	25,938	25,224
Other accrued liabilities	4,132	3,558
Current maturities of long-term debt	23,316	38,956

Total current liabilities	86,736	101,652

Long-Term Debt, net of current maturities	109,259	128,907

Deferred Income Taxes	49,517	48,350

Other Long-Term Liabilities	2,440	1,198

Stockholders' Equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	--	--
Common stock Class A, $.01 par value,
30,000,000 shares authorized,13,458,695 and 13,408,327 shares
issued at June 30, 2003 and December 31, 2002, respectively	134	134
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at June 30, 2003 and December 31, 2002, respectively	30	30
Additional paid-in capital	106,746	106,334
Retained earnings	79,103	76,768
Other comprehensive loss	(12)	(100)
Treasury Stock Class A, at cost (2,544,389 shares at
June 30, 2003 and December 31, 2002, respectively)	(24,483)	(24,483)
Notes receivable from stockholders	(211)	(211)
Unamortized compensation on restricted stock	(32)	(40)

Total stockholders' equity	161,275	158,432

Total Liabilities and Stockholders' Equity	$409,227	$438,539

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net Income (Loss)	$2,335	$(505)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Early extinguishment of debt	--	1,776
Deferred income tax provision	1,167	435
Depreciation and amortization	18,115	17,637
Amortization of restricted stock	8	48
Loss on sale of equipment	167	546
(Gain) loss on interest rate swap, net	(141)	270
Change in operating assets and liabilities:
Receivables	(5,145)	(14,163)
Prepaid insurance and licenses	(2,855)	(2,807)
Operating and installation supplies	605	(806)
Other assets	(3,092)	(5,893)
Accounts payable and other accrued liabilities	6,567	7,890
Accrued wages and benefits	561	1,711

Net cash provided by operating activities	18,292	6,139

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(26,310)	(4,644)
Proceeds from sales of property and equipment	47,576	1,308

Net cash provided by (used in) investing activities	21,266	(3,336)

Cash Flows from Financing Activities:
Payments under lines of credit, net of borrowings	(10,026)	(12,000)
Borrowings under long-term debt	1,697	9,222
Payments of long-term debt	(26,959)	(9,926)
Book overdraft	(4,389)	1,510
Proceeds from exercise of stock options	379	43
Proceeds from issuance of common stock	--	292

Net cash used in financing activities	(39,298)	(10,859)

Net Increase (Decrease) in Cash and Cash Equivalents	260	(8,056)
Cash and Cash Equivalents, beginning of period	131	8,185

Cash and Cash Equivalents, end of period	391	129

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$5,798	$6,772
Cash paid during the period for income taxes	$587	$224
Conversion of operating leases to equipment installment notes	$--	$12,979

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

         Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

        These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the 2002 Annual Report to Stockholders in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2003).

2. Organization and Operations

        U.S.  Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems”). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

3. Earnings Per Share

        The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options. Due to the loss in the six-month period ended June 30, 2002, the outstanding options are anti-dilutive and are not considered in EPS. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income (Loss)	$2,214	$931	$2,335	$(505)

Denominator
Weighted average common shares outstanding	13,949	13,853	13,940	13,852
Equivalent shares issuable upon exercise of stock options	143	223	123	--

Diluted shares	14,092	14,076	14,063	13,852
Earnings (loss) per share
Basic	$0.16	$0.07	$0.17	$(0.04)

Diluted shares	$0.16	$0.07	$0.17	$(0.04)

4. Stock Based Compensation

     Stock Options

        The Company accounts for its stock-based compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and has elected the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

        As of December 31, 2002, the Company adopted SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about these effects in interim financial information.

        The following pro forma summary presents the Company’s net income (loss) and earnings (loss) per share which would have been reported had the Company determined stock compensation cost using the alternative fair value method of accounting set forth under SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$2,214	$931	$2,335	$(505)
Stock-based employee compensation, net of tax	(77)	(248)	(146)	(342)

Pro forma net income (loss)	$2,137	$683	$2,189	$(847)

Net income (loss) per share, basic, as reported	$0.16	$0.07	$0.17	$(0.04)
Net income (loss) per share, basic, pro forma	$0.15	$0.05	$0.16	$(0.06)
Net income (loss) per share, diluted, as reported	$0.16	$0.07	$0.17	$(0.04)
Net income (loss) per share, diluted, pro forma	$0.15	$0.05	$0.16	$(0.06)

        Employee Stock Purchase Plan

        In May 2003, the Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s common stock at a 15% discount of the fair market value, as defined. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25,000 per calendar year. The Company has reserved 500,000 shares of Class A Common Stock under the terms of the Plan.

        Non-Employee Directors Stock Plan

        In May 2003, the Company adopted the 2003 Non-Employee Directors Stock Award and Option Plan (the “Directors Stock Plan”) providing for the issuance of stock options to non-employee directors. The Directors Stock Plan also provides for non-employee directors the option to receive certain board related compensation in the form of the Company’s Class A Common Stock in lieu of cash. If the board member elects to receive board related compensation in the form of stock, the number of shares issued to each director in lieu of cash is determined based on the amount of earned compensation divided by the fair market value of the Company’s stock on the date the compensation is earned. The number of shares of Class A Common Stock available for option or issue under the Directors Stock Plan may not exceed 50,000 shares.

        The Directors Stock Plan provides for the grant of 1,200 options to purchase the Company’s Class A Common Stock to each non-employee director upon the election or re-election of each such director to the board. The exercise price of the options issued under the Directors Stock Plan is set at the fair market value of the Company’s stock on the date of grant. Options vest ratably on each of the first, second and third anniversaries of the date of grant.

        Incentive Stock Plans

        In May 2003, the Company registered 1,000,000 additional shares of Class A Common Stock under the U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan.

5. Commitments and Contingencies

        The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon advice of legal counsel, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

        The Company has letters of credit of $36.2 million outstanding at June 30, 2003. The letters of credit are maintained primarily to support the Company’s insurance program.

6. Derivative Financial Instruments

        The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company had designated its interest rate swap agreements as cash flow hedge instruments. The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate and are not used for trading or speculative purposes. The fair value of the interest rate swap agreements is defined as the amount the Company would receive or would be required to pay to terminate further obligations under the agreements. Changes in fair value of the interest rate agreements were recognized in other comprehensive income through March 29, 2002.

        On March 29, 2002, in connection with entering into a new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they are not designated as hedging instruments from and after such date. Effective March 29, 2002, the amounts included in other comprehensive income related to the interest rate swap agreements are being amortized over the remaining term of the respective agreements. Future changes in the market value of the swap agreements will be reflected as interest expense in the consolidated statements of operations. At June 30, 2003 and 2002, the Company estimates the amount it would be required to pay to terminate the agreements approximates $84 and $1,169, respectively, and has been included in other long-term liabilities in the accompanying consolidated balance sheets. In February 2003, three of the Company's swap agreements expired. The remaining swap agreement will expire in September 2003 and has a notional amount of $10 million.

7. Operating Segments

        The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems which provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	U.S. Xpress	(Dollars in Thousands) Xpress Global Systems	Consolidated
Three Months Ended June 30, 2003
Revenues - external customers	$196,549	$35,385	$231,934
Intersegment revenues	8,827	--	8,827
Operating income	5,742	1,196	6,938
Total assets	369,364	39,863	409,227
Three Months Ended June 30, 2002
Revenues - external customers	$187,402	$28,234	$215,636
Intersegment revenues	7,025	--	7,025
Operating income	5,188	454	5,642
Total assets	398,949	29,450	428,399
Six Months Ended June 30, 2003
Revenues - external customers	$388,106	$64,494	$452,600
Intersegment revenues	17,437	--	17,437
Operating income	8,786	1,321	10,107
Total assets	369,364	39,863	409,227
Six Months Ended June 30, 2002
Revenues - external customers	$359,910	$52,946	$412,856
Intersegment revenues	12,617	--	12,617
Operating income	7,988	494	8,482
Total assets	398,949	29,450	428,399

        The difference in consolidated operating income as shown above and consolidated income (loss) before income tax provision on the consolidated statements of operations is net interest expense of $2,510 and $3,605 for the three months ended June 30, 2003 and 2002, respectively, $5,438 and $7,010 for the six months ended June 30, 2003 and 2002, respectively, and early extinguishment of debt of $1,776 for the six months ended June 30, 2002, which is considered a corporate expense.

8. Comprehensive Income (Loss)

        Comprehensive income (loss) consisted of the following components for the three and six months ended June 30, 2003 and 2002, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$2,214	$931	$2,335	$(505)
Net gain on current period cash flow hedges	--	--	--	312
Amortization of hedge de-designation	19	117	88	117

Total	$2,233	$1,048	$2,423	$(76)

9. Long-Term Debt

        The Company's long- term debt primarily consists of equipment installment notes with finance companies, which are secured by the related revenue equipment. The equipment installment notes mature at various dates ranging from January 2003 to July 2009. As of June 30, 2003 and 2002, $95.1 million and $118.2 million, respectively, were outstanding under the equipment installment notes, with weighted average interest rates of 6.90% and 7.47%, respectively.

        On March 29, 2002, the Company entered into a $100.0 million senior secured revolving credit facility. Proceeds from this facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100.0 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula. Letters of credit under the facility are limited to $37.0 million. The facility matures in March 2007.

        The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability as defined. At June 30, 2003, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

        At June 30, 2003, $12.4 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $38.4 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

        The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company’s future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent.

10. Early Extinguishment of Debt

        In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. As a result, upon adoption, extinguishment gains and losses will be classified as ordinary gains or losses in the income statement. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods should be reclassified to ordinary gain or loss in comparative income statements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the Company adopted SFAS No. 145 which resulted in a reclassification of an extraordinary loss from the early extinguishment of debt of $1.1 million, net of tax, to income from operations in the accompanying consolidated statements of operations.

11. Leases

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statement Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company adopted Interpretation No. 45 effective January 1, 2003 and it had no material impact on its financial condition or results of operations.

        The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through September 2009. Revenue equipment lease terms are generally 3 — 4 years for tractors and 5-7 years for trailers. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $139 million at June 30, 2003. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

12. Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Interpretation’s consolidation provisions apply immediately to variable interests in Variable Interest Entities (VIEs) created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for calendar year-end companies), to VIEs in which an enterprise that is a public company holds a variable interest that was acquired before February 1, 2003. The Interpretation permits a VIE to be initially consolidated at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the impact of the Interpretation to determine whether certain entities in which it has an ownership interest qualify as VIEs, and if so, the impact on its financial condition and results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146‘s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Severance pay under Statement No. 146, in many cases, will be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations for the period ended June 30, 2003.

13. Reclassifications

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

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

Results of Operations

        The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	34.9	35.8	34.6	36.5
Fuel and fuel taxes	13.9	13.4	15.4	13.4
Vehicle rents	8.5	8.1	8.3	8.6
Depreciation and amortization	3.9	4.3	4.0	4.4
Purchased transportation	16.5	16.6	16.5	16.0
Operating expense and supplies	7.2	7.1	7.2	7.0
Insurance premiums and claims	5.1	5.1	5.0	4.9
Operating taxes and licenses	1.5	1.5	1.5	1.5
Communications and utilities	1.3	1.3	1.3	1.4
General and other operating	4.2	4.2	4.0	4.3
Early extinguishment of debt	--	--	--	0.4

Total operating expenses	97.0	97.4	97.8	98.4

Income from Operations	3.0	2.6	2.2	1.6
Interest Expense, net	1.1	1.7	1.2	1.7

Income (Loss) Before Income Taxes	1.9	0.9	1.0	(0.1)
Income Tax Provision	0.9	0.5	0.5	0.0

Net Income (Loss)	1.0%	0.4%	0.5%	(0.1)%

Comparison of the Three Months Ended June 30, 2003 to the Three
Months Ended June 30, 2002

        Operating revenue during the three months ended June 30, 2003 increased $16.3 million, or 7.6%, to $231.9 million, compared to $215.6 million during the same period in 2002. U.S. Xpress revenue increased $10.9 million, or 5.6%, due primarily to 2.9% increase in revenue per mile to $1.286 from $1.250, combined with a $5.0 million increase in fuel surcharge revenue. Xpress Global Systems revenue increased $7.2 million, or 25.3%, due to a $3.0 million increase in revenues in the airport-to-airport transportation business primarily the result of a 28.0% increase in shipment volume, and a $4.2 million increase in the floorcovering logistics business, resulting from an improvement in shipment yield and an increase in the average shipment size.

        Operating expenses represented 97.0% of operating revenue for the three months ended June 30, 2003, compared to 97.4% during the same period in 2002.

        Salaries, wages and benefits increased $3.6 million, or 4.7%, to $80.9 million during the three months ended June 30, 2003, compared to $77.3 million during the same period in 2002. The increase is due to an increase in the average number of Company drivers to 5,816 as of June 30, 2003, compared to 5,448 for the same period in 2002, combined with the expansion of facilities and additional volume of business at Xpress Global Systems.

        Fuel and fuel taxes as a percentage of operating revenue were 13.9% during the three months ended June 30, 2003, compared to 13.4% during the same period in 2002. The increase was primarily due to the approximately 9.5% increase in the average fuel price per gallon during the three months ended June 30, 2003 compared to the same period in 2002. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers. The Company recognized $8.4 million of fuel surcharge revenue for the three months ended June 30, 2003, compared to $3.4 million during the same period in 2002.

        Vehicle rents increased $2.2 million, or 12.5%, to $19.8 million during the three months ended June 30, 2003, compared to $17.6 million during the same period in 2002. The increase is due to a 22.3% increase in the average number of tractors leased under operating leases offset by a 3.2% decrease in the average number of trailers leased during the three months ended June 30, 2003, compared to the same period in 2002. Depreciation and amortization was $8.7 million during the three months ended June 30, 2003, compared to $8.8 million during the same period in 2002. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue and other equipment for the three months ended June 30, 2003, were $451 compared to $458 during the same period in 2002. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.3% during the three months ended June 30, 2003 and 2002, respectively. The increase in the ratio of leased to owned revenue equipment resulted in a shift of financing expenses from interest to “above the line” operating expenses.

        Purchased transportation increased $2.7 million, or 7.4%, to $38.4 million during the three months ended June 30, 2003, compared to $35.7 million during the same period in 2002. The increase is due in part to an increase in fuel surcharges paid to owner-operators due to the higher cost of fuel during the three months ended June 30, 2003, compared to the same period in 2002. The change can also be attributed to an increase of 19.4% in Xpress Global Systems' purchased transportation due to an increase in shipment volume for the three months ended June 30, 2003, compared to the same period in 2002.

        Operating expenses and supplies as a percentage of operating revenue were 7.2% during the three months ended June 30, 2003 compared to 7.1% during the same period in 2002. The increase is due in part to an increase in maintenance expenses due to the Company extending the trade cycle of its revenue equipment, combined with an increase in tolls due to increased mileage on toll roads and an increase in fees paid to third parties to unload freight.

        Insurance premiums and claims increased $694, or 6.3%, to $11.8 million, during the three months ended June 30, 2003 compared to $11.1 million during the same period in 2002. The increase is primarily due to an increase in cargo and physical damage claims.

        General and other operating expenses were $9.5 million in the three months ended June 30, 2003, compared to $8.8 million during the same period in 2002. The increase is primarily due to an increase in building rent and related costs.

        Interest expense decreased $1.1 million, or 30.4%, to $2.5 million, during the three months ended June 30, 2003, compared to $3.6 million during the same period in 2002. This decrease was primarily attributable to a decrease in average borrowings of approximately $29.1 million and a decrease in the average interest rate of approximately 1.0%.

        The effective tax rate was 50.0% during the three months ended June 30, 2003, compared to 54.3% during the same period in 2002. The lower rate is primarily the result of a decrease in the non-deductible per diems paid to drivers in relation to pre-tax income for the three months ended June 30, 2003, compared to the same period in 2002. The Company initiated the per diem driver pay plan in February 2002.

        Income from operations for the three months ended June 30, 2003 increased $1.3 million, or 23.0%, to $6.9 million from $5.6 million during the same period in 2002. As a percentage of operating revenue, income from operations was 3.0% for the three months ended June 30, 2003 and 2.6% for the same period in 2002.

Comparison of the Six Months Ended June 30, 2003 to the Six
Months Ended June 30, 2002

        Operating revenue during the six month period ended June 30, 2003, increased $39.7 million, or 9.6%, to $452.6 million, compared to $412.9 million during the same period in 2002. U.S. Xpress revenue increased $33.0 million, or 8.9%, due primarily to a 3.0% increase in revenue per mile to $1.281 from $1.244, combined with a $14.1 million increase in fuel surcharge revenue. Xpress Global Systems revenue increased $11.5 million, or 21.8%, due to a $5.8 million increase in revenues in the airport-to-airport transportation business primarily the result of a 32.0% increase in shipment volume, and a $5.7 million increase in the floorcovering logistics business, resulting from an improvement in shipment yield and an increase in the average shipment size.

        Operating expenses represented 97.8% of operating revenue for the six months ended June 30, 2003, compared to 98.4% during the same period in 2002.

        Salaries, wages and benefits increased $5.9 million, or 3.9%, to $156.5 million during the six months ended June 30, 2003, compared to $150.6 million during the same period in 2002. The increase is due to an increase in the average number of Company drivers to 5,832 as of June 30, 2003, compared to 5,518 for the same period in 2002, combined with the expansion of facilities and additional volume of business at Xpress Global Systems.

        Fuel and fuel taxes as a percentage of operating revenue were 15.4% during the six months ended June 30, 2003, compared to 13.4% during the same period in 2002. The increase was primarily due to the approximately 23.4% increase in the average fuel price per gallon during the six months ended June 30, 2003 compared to the same period in 2002. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers. The Company recognized $18.6 million of fuel surcharge revenue for the six months ended June 30, 2003, compared to $4.6 million during the same period in 2002.

        Vehicle rents increased $2.2 million, or 6.2%, to $37.7 million, during the six months ended June 30, 2003, compared to $35.5 million during the same period in 2002. The increase is due to a 17.4% increase in the average number of tractors leased under operating leases offset by a 3.7% decrease in the average number of trailers leased during the six months ended June 30, 2003, compared to the same period in 2002. Depreciation and amortization was $18.1 million during the six months ended June 30, 2003, compared to $17.6 million during the same period in 2002. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue and other equipment for the six months ended June 30, 2003 were $167, compared to $546 during the same period in 2002. Overall, as a percentage of operating revenue, vehicle rents and depreciation were 12.3% during the six months ended June 30, 2003, compared to 12.9% during the same period in 2002. The increase in the ratio of leased to owned revenue equipment resulted in a shift of financing expenses from interest to “above the line” operating expenses.

        Purchased transportation increased $8.6 million, or 13.1%, to $74.6 million during the six months ended June 30, 2003, compared to $66.0 million during the same period in 2002. The increase is due in part to an increase in fuel surcharges paid to owner-operators due to the higher cost of fuel during the six months ended June 30, 2003, compared to the same period in 2002, an increase in the average number of owner-operators in the six months ended June 30, 2003 to 978, or 17.8% of the total fleet, compared to 904, or 17.1% of the total fleet for the same period in 2002, and an increase of 18.4% in Xpress Global Systems' purchased transportation due to an increase in shipment volume for the six months ended June 30, 2003, compared to the same period in 2002.

        Operating expenses and supplies as a percentage of operating revenue were 7.2% during the six months ended June 30, 2003 compared to 7.0% during the same period in 2002. The increase is due in part to an increase in maintenance expenses due to the Company extending the trade cycle of its revenue equipment, combined with an increase in tolls due to increased mileage on toll roads and an increase in fees paid to third parties to unload freight.

        Insurance premiums and claims, increased $2.6 million, or 13.0%, to $22.7 million, during the six months ended June 30, 2003 compared to $20.1 million during the same period in 2002. The increase is primarily due to an increase in cargo and physical damage claims.

        General and other operating expenses were $18.0 million for the six months ended June 30, 2003, compared to $17.8 million during the same period in 2002. The increase is due primarily to an increase in building rent and related costs.

        Early extinguishment of debt for the six months ended June 30, 2002 was in connection with the repayment of the former revolving credit agreement. The Company incurred a charge of $1.8 million related to fees and additional costs incurred with the early extinguishment of debt.

        Interest expense decreased $1.6 million, or 22.4%, to $5.4 million, during the six months ended June 30, 2003, compared to $7.0 million during the same period in 2002. The decrease was primarily attributable to a decrease in average borrowings of approximatley $19.3 million and a decrease in the average interest rate of approximately 1.0%.

        The Company’s effective tax rate was 50% during the six months ended June 30, 2003, due primarily to non-deductible per diems paid to drivers. The Company recognized income tax expense of $201 on a loss of $304 for the six months ended June 30, 2002 due primarily to non-deductible per diems paid to drivers which resulted in taxable income. The Company initiated the per diem driver pay plan in February 2002.

        Income from operations for the six months ended June 30, 2003 increased $3.4 million, or 50.7%, to $10.1 million from $6.7 million during the same period in 2002. As a percentage of operating revenue, income from operations was 2.2% for the six months ended June 30, 2003 and 1.6% for the same period in 2002.

Liquidity and Capital Resources

        The Company’s primary sources of liquidity and capital resources during the six month period ended June 30, 2003 were cash from operations, borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases for revenue equipment acquisitions.

        On March 29, 2002, the Company entered into a $100.0 million senior secured revolving credit facility. Proceeds from this facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100.0 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s Borrowing Base formula. Letters of credit under the facility are limited to $37.0 million.

        The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability as defined. At June 30, 2003, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

        At June 30, 2003, $12.4 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $38.4 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

        The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (i) limits the Company’s future capital expenditures; (ii) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (iii) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent.

        Cash provided by operations increased to $18.3 million during the six months ended June 30, 2003, compared to $6.1 million during the same period in 2002, due in part to a $2.8 million increase in pretax income, combined with a decrease in the growth of working capital.

        Net cash provided by investing activities was $21.3 million during the six months ended June 30, 2003, compared to cash used in investing activities of $3.3 million during the same period in 2002. The change during the six months ended June 30, 2003 can be attributed to the Company selling significantly more revenue equipment generating cash proceeds, while the replacement and additions of revenue equipment were primarily funded through operating leases.

        Net cash used in financing activities was $39.2 million during the six months ended June 30, 2003, compared to $10.9 million during the same period in 2002. During 2003, the Company used proceeds from the sale of revenue equipment to pay down long-term debt. Current maturities of long-term debt at June 30, 2003 of $23.3 million include $8.2 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer.

        Management believes that the aggregate funds provided by operations, borrowings under its lines of credit, equipment installment loans, sales of used revenue equipment and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through the next twelve months.

        The following table represents the Company’s outstanding contractual obligations at June 30, 2003 excluding letters of credit. Letters of credit of $36.2 million were outstanding at June 30, 2003. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter

Long-Term Debt	$128,560	$11,692	$38,653	$53,430	$24,785
Capital Lease Obligations	4,015	585	1,868	1,562	--
Operating Leases - Revenue Equipment	164,800	36,891	83,101	39,623	5,185
Operating Leases - Other	27,960	6,121	15,448	5,222	1,169

Total Contractual Cash Obligations	$325,335	$55,289	$139,070	$99,837	$31,139

        The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating leases. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $139 million at June 30, 2003. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Interpretation’s consolidation provisions apply immediately to variable interests in Variable Interest Entities (VIEs) created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003 (July 1, 2003 for calendar year-end companies), to VIEs in which an enterprise that is a public company holds a variable interest that is acquired before February 1, 2003. The Interpretation permits a VIE to be initially consolidated at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The Company is currently evaluating the impact of the Interpretation to determine whether certain entities in which it has an ownership interest qualify as VIEs, and if so, the impact on its financial condition and results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement 146 and Issue 94-3 relates to Statement 146‘s requirements for recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in this Statement is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Severance pay under Statement No. 146, in many cases, will be recognized over time rather than up front. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 had no impact on the Company’s financial position or results of operations for the period ended June 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

        The Company has interest rate exposure arising from the Company’s line of credit and other installment notes, which have variable interest rates. At June 30, 2003, the Company had $32.2 million of variable rate debt. The Company has interest rate swap agreements which convert floating rates to fixed rates for a total notional amount of $10.0 million. If interest rates on the Company’s existing variable rate debt, after considering interest rate swaps, were to increase by 10% from their June 30, 2003 rates for the next twelve months, there would be no material adverse impact on the Company’s results of operations.

Commodity Price Risk

        Fuel is one of the Company’s largest expenditures. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside the Company’s control. Many of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. However, fuel surcharges to customers do not fully recover all of fuel increases due to engine idle time and out-of-route and empty miles not billable to the customer.

Item 4. Controls and Procedures

        As of the end of the period covered by this Form 10-Q, an evaluation under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

U.S. XPRESS ENTERPRISES, INC.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on May 7, 2003. The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

	FOR	WITHHELD	ABSTAIN	TOTAL
Max L. Fuller	16,000,194	373,246	0	16,373,440
James E. Hall	16,159,211	214,229	0	16,373,440
Ray M. Harlin	16,000,994	372,446	0	16,373,440
John W. Murrey, III	16,160,413	213,027	0	16,373,440
Patrick E. Quinn	16,009,808	363,632	0	16,373,440
Robert J. Sudderth, Jr	16,151,499	221,941	0	16,373,440
Jeffrey S. Wardeberg	16,003,252	370,188	0	16,373,440

        At the same meeting, the following proposals were also adopted by our Shareholders. The voting was as follows:

	FOR	AGAINST	ABSTAIN	TOTAL
Ratification of the appointment of	16,294,144	78,131	1,165	16,373,440
Ernst & Young LLP as independent
auditors for 2003

Approval of the 2003 Employee	16,336,456	30,044	6,940	16,373,440
Stock Purchase Plan

Approval of the 2003 Non-
Employee Directors Stock Award	15,818,332	449,324	105,784	16,373,440
and Option Plan

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

            (1)        10.58 2003 Employee Stock Purchase Plan.*

            (2)        10.59 2003 Non-Employee Directors Stock Award and Option Plan.*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

            During the quarter ended June 30, 2003, the Company filed the following report on Form 8-K:

A Current Report dated July 23, 2003, to furnish copies of the Company’s Earnings Release dated July 16, 2003.

*          Indicates management contract or compensatory plan or arrangement.

(1)	Filed as Annex A to the 2003 Proxy Statement filed with the SEC on April 10, 2003 (SEC Commission File Number 0-24806).
(2)	Filed as Annex B to the 2003 Proxy Statement filed with the SEC on April 10, 2003 (SEC Commission File Number 0-24806).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)
Date: August 14, 2003	By: /s/ Patrick E. Quinn
Patrick E. Quinn
President
Date: August 14, 2003	By: /s/ Ray M. Harlin
Ray M. Harlin
Principal Financial Officer

EXHIBIT 31.1

CERTIFICATIONS

I, Ray M. Harlin, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003	BY: /s/ Ray M. Harlin —————————————— Chief Financial Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Patrick E. Quinn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003	BY: /s/ Patrick E. Quinn —————————————— President

EXHIBIT 31.3

CERTIFICATIONS

I, Max L. Fuller, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003	BY: /s/Max L. Fuller —————————————— Vice-President

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the President (the Chief Executive Officer) of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Patrick E. Quinn
——————————————
Patrick E. Quinn
Co-Chairman of the Board of Directors,
President and Treasurer

Date: August 14, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the Chief Financial Officer of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Ray M. Harlin
——————————————
Ray M. Harlin
Executive Vice President of Finance,
and Chief Financial Officer

Date: August 14, 2003