Form 10-Q
period 2003-09-30
US XPRESS ENTERPRISES INC
filed 2003-11-14
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission file number
September 30, 2003	0-24806

U.S. XPRESS ENTERPRISES, INC.

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. employer identification no.)
Incorporation or organization)

4080 Jenkins Road	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant's telephone no.)
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

Yes ☒ No ☐

        As of September 30, 2003, 10,942,352 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2003 and 2002	3
	Consolidated Balance Sheets as of September 30,
	2003 and December 31, 2002	4
	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2003 and 2002	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	22
Item 4.	Controls and Procedures	22
PART II.	OTHER INFORMATION
Item 4.	Exhibits and Reports on Form 8-K	23
	SIGNATURES	24
	EXHIBITS	25

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenue	$238,323	$220,066	$690,923	$632,921

Operating Expenses:
Salaries, wages and benefits	83,527	77,982	240,002	228,575
Fuel and fuel taxes	32,703	30,437	102,343	85,728
Vehicle rents	18,890	17,034	56,568	52,517
Depreciation and amortization	9,214	9,253	27,495	27,436
Purchased transportation	40,647	37,939	115,237	103,901
Operating expense and supplies	16,821	16,349	49,385	45,277
Insurance premiums and claims	12,740	9,830	35,424	29,910
Operating taxes and licenses	3,828	3,274	10,444	9,663
Communications and utilities	2,853	2,768	8,854	8,442
General and other operating	9,531	9,391	27,495	27,181
Early extinguishment of debt	--	--	--	1,776

Total operating expenses	230,754	214,257	673,247	620,406

Income from Operations	7,569	5,809	17,676	12,515
Interest Expense, net	2,247	3,122	7,685	10,132

Income Before Income Taxes	5,322	2,687	9,991	2,383
Income Tax Provision	2,661	1,605	4,995	1,806

Net Income	$2,661	$1,082	$4,996	$577

Earnings Per Share - basic	$0.19	$0.08	$0.36	$0.04

Weighted average shares - basic	13,967	13,930	13,950	13,878

Earnings Per Share - diluted	$0.19	$0.08	$0.35	$0.04

Weighted average shares - diluted	14,147	14,109	14,080	14,068

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)

Assets	September 30, 2003	December 31, 2002
	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,101	$131
Customer receivables, net of allowance	99,881	92,893
Other receivables	8,973	10,557
Prepaid insurance and licenses	4,213	5,864
Operating and installation supplies	5,072	5,598
Deferred income taxes	5,174	5,306
Other current assets	8,730	7,355

Total current assets	138,144	127,704

Property and Equipment, at cost:
Land and buildings	43,936	44,080
Revenue and service equipment	220,325	235,978
Furniture and equipment	23,931	22,793
Leasehold improvements	19,321	17,607
Computer software	17,845	15,926

	325,358	336,384
Less accumulated depreciation and amortization	(115,092)	(109,865)

Net property and equipment	210,266	226,519

Other Assets:
Goodwill, net	72,143	71,976
Other	14,364	12,340

Total other assets	86,507	84,316

Total Assets	$434,917	$438,539

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Per Share Data) (Unaudited)

Liabilities and Stockholders' Equity	September 30, 2003	December 31, 2002
	(Unaudited)
Current Liabilities:
Accounts payable	$20,980	$16,659
Book overdraft	--	6,437
Accrued wages and benefits	13,010	10,818
Claims and insurance accruals	29,107	25,224
Other accrued liabilities	4,987	3,558
Current maturities of long-term debt	30,617	38,956

Total current liabilities	98,701	101,652

Long-Term Debt, net of current maturities	120,054	128,907

Deferred Income Taxes	50,848	48,350

Other Long-Term Liabilities	1,209	1,198

Stockholders' Equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	--	--
Common stock Class A, $.01 par value, 30,000,000 shares
authorized, 13,486,741 and 13,408,327 shares issued at
September 30, 2003 and December 31, 2002, respectively	135	134
Common stock Class B, $.01 par value, 7,500,000 shares
authorized, 3,040,262 shares issued and outstanding at
September 30, 2003 and December 31, 2002	30	30
Additional paid-in capital	106,898	106,334
Retained earnings	81,764	76,768
Other comprehensive loss	--	(100)
Treasury Stock Class A, at cost (2,544,389 shares at
September 30, 2003 and December 31, 2002, respectively)	(24,483)	(24,483)
Notes receivable from stockholders	(211)	(211)
Unamortized compensation on restricted stock	(28)	(40)

Total stockholders' equity	164,105	158,432

Total Liabilities and Stockholders' Equity	$434,917	$438,539

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities:
Net Income	$4,996	$577
Adjustments to reconcile net income to
net cash provided by operating activities:
Early extinguishment of debt	--	1,776
Deferred income tax provision	2,498	1,237
Depreciation and amortization	26,925	26,596
Amortization of restricted stock	12	72
Loss on sale of equipment	570	840
(Gain) Loss on interest rate swap, net	(201)	198
Change in operating assets and liabilities:
Receivables	(6,478)	(11,839)
Prepaid insurance and licenses	1,655	819
Operating and installation supplies	557	(1,907)
Other assets	(3,711)	(1,783)
Accounts payable and other accrued liabilities	10,969	10,645
Accrued wages and benefits	2,192	1,114

Net cash provided by operating activities	39,984	28,345

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(70,931)	(30,588)
Proceeds from sales of property and equipment	72,679	1,454

Net cash provided by (used in) investing activities	1,748	(29,134)

Cash Flows from Financing Activities:
Payments under lines of credit, net of borrowings	(19,418)	(14,500)
Borrowings under long-term debt	24,405	32,995
Payments of long-term debt	(34,856)	(23,299)
Book overdraft	(6,437)	--
Proceeds from exercise of stock options	544	56
Proceeds from issuance of common stock	--	889

Net cash used in financing activities	(35,762)	(3,859)

Net Change in Cash and Cash Equivalents	5,970	(4,648)
Cash and Cash Equivalents, beginning of period	131	8,185

Cash and Cash Equivalents, end of period	6,101	3,537

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$7,878	$9,978
Cash paid during the period for income taxes	$1,026	$264
Conversion of operating leases to equipment installment notes	$12,677	$16,622

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

        Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

3. Earnings Per Share

        The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$2,661	$1,082	$4,996	$577

Denominator
Weighted average common shares outstanding	13,967	13,930	13,950	13,878
Equivalent shares issuable upon exercise of stock options	180	179	130	190

Diluted shares	14,147	14,109	14,080	14,068
Earnings per share
Basic	$0.19	$0.08	$0.36	$0.04

Diluted shares	$0.19	$0.08	$0.35	$0.04

4. Stock-Based Compensation

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

        The following pro forma summary presents the Company’s net income and earnings per share which would have been reported had the Company determined stock-based compensation cost using the alternative fair value method of accounting set forth under SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income, as reported	$2,661	$1,082	$4,996	$577
Stock-based employee compensation, net of tax	(79)	(144)	(225)	$(486)

Pro forma net income	$2,582	$938	$4,771	$91

Net income per share, basic, as reported	$0.19	$0.08	$0.36	$0.04
Net income per share, basic, pro forma	$0.18	$0.07	$0.34	$0.01
Net income per share, diluted, as reported	$0.19	$0.08	$0.35	$0.04
Net income per share, diluted, pro forma	$0.18	$0.07	$0.34	$0.01

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

        The Company has letters of credit of $36.2 million outstanding at September 30, 2003. The letters of credit are maintained primarily to support the Company’s insurance program.

6. Derivative Financial Instruments

        The Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. On March 29, 2002, the Company entered into a new revolving credit agreement. Prior to that date, the Company designated its interest rate swap agreements as cash flow hedges, in which changes in fair value were recognized in other comprehensive income.

        In connection with entering into the new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized over the remaining term of the respective agreements with any future changes in the market value reflected as interest expense in the consolidated statements of operations. For the year ended September 30, 2003 and 2002, the Company recognized $(201,000) and $198,000, respectively, to interest expense.

        As of September 30, 2003, the Company no longer has outstanding interest rate swap agreements. The agreements expired in February and September 2003.

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

	U.S. Xpress	(Dollars in Thousands) Xpress Global Systems	Consolidated

Three Months Ended September 30, 2003
Revenues - external customers	$201,116	$37,207	$238,323
Intersegment revenues	8,810	--	8,810
Operating income	6,881	688	7,569
Total assets	393,294	41,623	434,917
Three Months Ended September 30, 2002
Revenues - external customers	$189,968	$30,098	$220,066
Intersegment revenues	8,141	--	8,141
Operating income	5,769	40	5,809
Total assets	412,624	30,000	442,624
Nine Months Ended September 30, 2003
Revenues - external customers	$589,222	$101,701	$690,923
Intersegment revenues	26,247	--	26,247
Operating income	15,666	2,010	17,676
Total assets	393,294	41,623	434,917
Nine Months Ended September 30, 2002
Revenues - external customers	$549,877	$83,044	$632,921
Intersegment revenues	20,757	--	20,757
Operating income	13,757	534	14,291
Total assets	412,624	30,000	442,624

        The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $2,247 and $3,122 for the three months ended September 30, 2003 and 2002, respectively, $7,685 and $10,132 for the nine months ended September 30, 2003 and 2002, respectively, and early extinguishment of debt of $1,776 for the nine months ended September 30, 2002, which is considered a corporate expense.

8. Comprehensive Income

        Comprehensive income consisted of the following components for the three and nine months ended September 30, 2003 and 2002, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$2,661	$1,082	$4,996	$577
Net gain on current period cash flow hedges	--	--	--	312
Amortization of hedge de-designation	12	94	100	232

Total	$2,673	$1,176	$5,096	$1,121

9. Long-Term Debt

        The Company’s long-term debt primarily consists of equipment installment notes, mortgage notes, a revolving credit facility and capital lease obligations. As of September 30, 2003 and 2002, $123.1 million and $129.9 million, respectively, were outstanding under the equipment installment notes, with weighted average interest rates of 5.79% and 6.94%, respectively. The equipment installment notes are secured by the related revenue equipment and mature at various dates ranging from October 2003 to July 2011.

        The outstanding mortgage notes primarily relate to the Company’s corporate headquarters and certain terminal locations, which are secured by the related real estate and mature from August 2007 to October 2010. As of September 30, 2003 and 2002, $23.1 million and $24.8 million, respectively, were outstanding under the mortgage notes, with average interest rates of 5.83% and 6.08%, respectively. The Company also has capital lease obligations related to a terminal location and certain revenue equipment. As of September 30, 2003 and 2002, $3.8 million and $1.5 million were outstanding, respectively. The capital lease obligations mature from July to November 2007.

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

        The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability, as defined. At September 30, 2003, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

        At September 30, 2003, $3.0 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $52.0 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

10. Early Extinguishment of Debt

        In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, which required all material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. As a result, upon adoption, extinguishment gains and losses will be classified as ordinary gains or losses in the income statement. Additionally, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods should be reclassified to ordinary gain or loss in comparative income statements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the Company adopted SFAS No. 145 which resulted in a reclassification of an extraordinary loss, which occurred during fiscal 2002, from the early extinguishment of debt of $1.1 million, net of tax, to income from operations in the accompanying consolidated statements of operations.

11. Leases

        In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statement Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a /

liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002. The Company adopted Interpretation No. 45 effective January 1, 2003 and it had no material impact on its financial condition or results of operations.

        The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through September 2010. Revenue equipment lease terms are generally 3 — 4 years for tractors and 5-7 years for trailers. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $115.6 million at September 30, 2003. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

12. Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company will adopt the provisions of Interpretation No. 46 during the fourth quarter of 2003 as a result of the FASB deferring the effective date of the Interpretation for interests held by variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a material effect on our financial statements.

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

Results of Operations

        The following table sets forth, for the periods indicated, the components of the consolidated statements of operations expressed as a percentage of operating revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	35.0	35.4	34.7	36.1
Fuel and fuel taxes	13.7	13.8	14.8	13.5
Vehicle rents	7.9	7.7	8.2	8.3
Depreciation and amortization	3.9	4.2	4.0	4.3
Purchased transportation	17.1	17.2	16.7	16.4
Operating expense and supplies	7.1	7.4	7.1	7.2
Insurance premiums and claims	5.3	4.5	5.1	4.7
Operating taxes and licenses	1.6	1.5	1.5	1.5
Communications and utilities	1.2	1.3	1.3	1.3
General and other operating	4.0	4.4	4.0	4.4
Early extinguishment of debt	0.0	0.0	0.0	0.3

Total operating expenses	96.8	97.4	97.4	98.0

Income from Operations	3.2	2.6	2.6	2.0
Interest Expense, net	1.0	1.4	1.1	1.6

Income Before Income Taxes	2.2	1.2	1.5	0.4
Income Tax Provision	1.1	0.7	0.7	0.3

Net Income	1.1%	0.5%	0.8%	0.1%

Comparison of the Three Months Ended September 30, 2003 to the
Three Months Ended September 30, 2002

        Operating revenue during the three months ended September 30, 2003, increased $18.2 million, or 8.3%, to $238.3 million, compared to $220.1 million during the same period in 2002. U.S. Xpress revenue increased $11.8 million, or 6.0%, due primarily to a 2.8% increase in revenue per mile to $1.303 from $1.267, combined with a $3.2 million increase in fuel surcharge revenue. Xpress Global Systems revenue increased $7.1 million, or 23.6%, due to a $2.1 million increase in revenues in the airport-to-airport transportation business primarily the result of a 7.3% increase in shipment volume combined with a 4.7% increase in shipment yield, and a $5.0 million increase in the floorcovering logistics business resulting from an improvement in shipment yield and an increase in the average shipment size.

        Operating expenses represented 96.8% of operating revenue for the three months ended September 30, 2003, compared to 97.4% during the same period in 2002.

        Salaries, wages and benefits increased $5.5 million, or 7.1%, to $83.5 million during the three months ended September 30, 2003, compared to $78.0 million during the same period in 2002. The increase is due, in part, to increased group health insurance costs and workers’ compensation premiums, which are included in salaries, wages and benefits. The increase can also be attributed to the expansion of facilities and additional volume of business at Xpress Global Systems.

        Fuel and fuel taxes as a percentage of operating revenue remained relatively consistent at 13.7% and 13.8% for the three months ended September 30, 2003 and 2002, respectively. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers. The Company recognized $7.5 million of fuel surcharge revenue for the three months ended September 30, 2003, compared to $4.3 million during the same period in 2002.

        Vehicle rents increased $1.9 million, or 11.2%, to $18.9 million during the three months ended September 30, 2003, compared to $17.0 million during the same period in 2002. The increase is due to a 12.1% increase in the average number of tractors leased under operating leases, offset by a 1.6% decrease in the average number of trailers leased during the three months ended September 30, 2003, compared to the same period in 2002. Depreciation and amortization was $8.8 million during the three months ended September 30, 2003, compared to $9.0 million during the same period in 2002. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue and other equipment for the three months ended September 30, 2003, were $404,000 compared to $294,000 during the same period in 2002. Overall, as a percentage of operating revenue, vehicle rents and depreciation expense (including net losses) were 11.8% and 11.9% during the three months ended September 30, 2003 and 2002, respectively. The increase in the ratio of leased to owned revenue equipment resulted in a shift of financing expenses from interest to “above the line” operating expenses.

        Purchased transportation increased $2.7 million, or 7.1%, to $40.6 million during the three months ended September 30, 2003, compared to $37.9 million during the same period in 2002. The increase is due, in part, to an increase in fuel surcharges paid to owner-operators due to the higher cost of fuel during the three months ended September 30, 2003, compared to the same period in 2002. The change can also be attributed to an increase of 14.6% in Xpress Global Systems’ purchased transportation due to an increase in shipment volume for the three months ended September 30, 2003, compared to the same period in 2002.

        Operating expenses and supplies as a percentage of operating revenue were 7.1% during the three months ended September 30, 2003, compared to 7.4% during the same period in 2002. The decrease is primarily due to a decline in tire expenses during the three months ended September 30, 2003 as compared to the same period in 2002, offset by an increase in tractor maintenance expenses.

        Insurance premiums and claims increased $2.9 million, or 29.6%, to $12.7 million, during the three months ended September 30, 2003, compared to $9.8 million during the same period in 2002. The increase is primarily due to an increase in liability claims associated with a significant accident.

        General and other operating expenses were $9.5 million in the three months ended September 30, 2003, compared to $9.4 million during the same period in 2002. The increase is primarily due to an increase in building rent and related costs.

        Interest expense decreased $0.9 million, or 28.0%, to $2.2 million, during the three months ended September 30, 2003, compared to $3.1 million during the same period in 2002. This decrease was primarily attributable to a decrease in average borrowings of approximately $31.2 million and a decrease in the average interest rate of approximately 1.0%.

        The Company’s effective tax rate was 50.0% during the three months ended September 30, 2003. The rate is higher than the statutory rate of 38.0%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002.

        Income from operations for the three months ended September 30, 2003, increased $1.8 million, or 31.0%, to $7.6 million from $5.8 million during the same period in 2002. As a percentage of operating revenue, income from operations was 3.2% for the three months ended September 30, 2003 and 2.6% for the same period in 2002.

Comparison of the Nine Months Ended September 30, 2003 to the
Nine Months Ended September 30, 2002

        Operating revenue during the nine month period ended September 30, 2003, increased $58.0 million, or 9.2%, to $690.9 million, compared to $632.9 million during the same period in 2002. U.S. Xpress revenue increased $44.8 million, or 7.9%, due primarily to a 2.9% increase in revenue per mile to $1.288 from $1.252, combined with a $17.2 million increase in fuel surcharge revenue. Xpress Global Systems revenue increased $18.7 million, or 22.5%, due to a $7.6 million increase in revenues in the airport-to-airport transportation business primarily resulting from a 22.0% increase in shipment volume, and an $11.1 million increase in the floorcovering logistics business resulting from an improvement in shipment yield and an increase in the average shipment size.

        Operating expenses represented 97.4% of operating revenue for the nine months ended September 30, 2003, compared to 98.0% during the same period in 2002.

        Salaries, wages and benefits increased $11.4 million, or 5.0%, to $240.0 million during the nine months ended September 30, 2003, compared to $228.6 million during the same period in 2002. The increase is due, in part, to increased group health insurance costs and workers’ compensation premiums, which are included in salaries, wages and benefits. The increase can also be attributed to the expansion of facilities and additional volume of business at Xpress Global Systems.

        Fuel and fuel taxes as a percentage of operating revenue were 14.8% during the nine months ended September 30, 2003, compared to 13.5% during the same period in 2002. The increase was primarily due to the approximately 17.1% increase in the average fuel price per gallon during the nine months ended September 30, 2003 compared to the same period in 2002. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers. The Company recognized $26.2 million of fuel surcharge revenue for the nine months ended September 30, 2003, compared to $8.9 million during the same period in 2002.

        Vehicle rents increased $4.1 million, or 7.8%, to $56.6 million, during the nine months ended September 30, 2003, compared to $52.5 million during the same period in 2002. The increase is due to a 15.3% increase in the average number of tractors leased under operating leases offset by a 3.0% decrease in the average number of trailers leased during the nine months ended September 30, 2003, compared to the same period in 2002. Depreciation and amortization was $26.9 million during the nine months ended September 30, 2003, compared to $26.6 million during the same period in 2002. The Company includes gains and losses from the sale of revenue equipment in depreciation expense. Net losses from the sale of revenue and other equipment for the nine months ended September 30, 2003 were $570,000, compared to $840,000 during the same period in 2002. Overall, as a percentage of operating revenue, vehicle rents and depreciation expense (including net losses) were 12.2% during the nine months ended September 30, 2003, compared to 12.6% during the same period in 2002. The increase in the ratio of leased to owned revenue equipment resulted in a shift of financing expenses from interest to “above the line” operating expenses.

        Purchased transportation increased $11.3 million, or 10.9%, to $115.2 million during the nine months ended September 30, 2003, compared to $103.9 million during the same period in 2002. The increase is due, in part, to an increase in fuel surcharges paid to owner-operators due to the higher cost of fuel during the nine months ended September 30, 2003, compared to the same period in 2002. The change can also be attributed to an increase of 17.1% in Xpress Global Systems’ purchased transportation due to an increase in shipment volume for the nine months ended September 30, 2003, compared to the same period in 2002.

        Operating expenses and supplies as a percentage of operating revenue were 7.1% during the nine months ended September 30, 2003, compared to 7.2% during the same period in 2002. The decrease is primarily due to a decrease in tire expenses during the nine months ended September 30, 2003, as compared to the same period in 2002, offset by an increase in tractor maintenance expenses.

        Insurance premiums and claims, increased $5.5 million, or 18.4%, to $35.4 million, during the nine months ended September 30, 2003, compared to $29.9 million during the same period in 2002. The increase is due to an increase in claims expense related to cargo and physical damage, combined with an increase in liability claims associated with a significant accident.

        General and other operating expenses were $27.5 million for the nine months ended September 30, 2003, compared to $27.2 million during the same period in 2002. The increase is primarily due to an increase in building rent and related costs.

        Early extinguishment of debt for the nine months ended September 30, 2002, was in connection with the repayment of the former revolving credit agreement. The Company incurred a charge of $1.8 million related to fees and additional costs incurred with the early extinguishment of debt.

        Interest expense decreased $2.4 million, or 23.8%, to $7.7 million, during the nine months ended September 30, 2003, compared to $10.1 million during the same period in 2002. The decrease was primarily attributable to a decrease in average borrowings of approximately $108.2 million and a decrease in the average interest rate of approximately 1.0%.

        The Company’s effective tax rate was 50.0% during the nine months ended September 30, 2003. The rate is higher than the statutory rate of 38.0%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. The Company initiated a per diem driver pay plan in February 2002.

        Income from operations for the nine months ended September 30, 2003, increased $5.2 million, or 41.6%, to $17.7 million from $12.5 million during the same period in 2002. As a percentage of operating revenue, income from operations was 2.6% for the nine months ended September 30, 2003, and 2.0% for the same period in 2002.

Liquidity and Capital Resources

        The Company’s primary sources of liquidity and capital resources during the nine month period ended September 30, 2003, were cash from operations, borrowings under lines of credit and equipment installment notes, proceeds from sales of used revenue equipment and the use of long-term operating leases to fund the replacement and addition of revenue equipment.

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

        The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability as defined. At September 30, 2003, the Applicable Margin was 1.25% for Base Rate Loans and 2.75% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

        At September 30, 2003, $3.0 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $52.0 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

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

        Cash provided by operations increased to $40.0 million during the nine months ended September 30, 2003, compared to $28.3 million during the same period in 2002, due in part to a $7.6 million increase in pretax income, combined with a decrease in the growth of working capital.

        Net cash provided by investing activities was $1.7 million during the nine months ended September 30, 2003, compared to cash used in investing activities of $29.1 million during the same period in 2002. The change during the nine months ended September 30, 2003, can be attributed to the Company selling significantly more revenue equipment generating cash proceeds, while the replacement and additions of revenue equipment were primarily funded through operating leases.

        Net cash used in financing activities was $35.8 million during the nine months ended September 30, 2003, compared to $3.9 million during the same period in 2002. During 2003, the Company used proceeds from the sale of revenue equipment to pay down long-term debt. Current maturities of long-term debt at September 30, 2003, of $30.6 million include $9.3 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer.

        Management believes that the aggregate funds provided by operations, borrowings under its lines of credit, equipment installment loans, sales of used revenue equipment and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through the next twelve months.

        The following table represents the Company’s outstanding contractual obligations at September 30, 2003, excluding letters of credit. Letters of credit of $36.2 million were outstanding at September 30, 2003. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (in thousands)
Contractual Obligations	Total	2003	2004-2005	2006-2007	Thereafter
Long-Term Debt	$146,878	$6,604	$57,037	$57,840	$25,397
Capital Lease Obligations	3,793	363	1,868	1,562	--
Operating Leases - Revenue Equipment	165,170	18,058	92,480	47,078	7,554
Operating Leases - Other	24,926	2,813	15,642	5,366	1,105

Total Contractual Cash Obligations	$340,767	$27,838	$167,027	$111,846	$34,056

        The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating leases. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $115.6 million at September 30, 2003. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. The Company will adopt the provisions of Interpretation No. 46 during the fourth quarter of 2003 as a result of the FASB deferring the effective date of the Interpretation for interests held by variable interest entities or potential variable interest entities created before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a material effect on our financial statements.

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

        This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects,” “estimated,” “projects,” “believes,” “anticipates,” intends,” and similar terms and phrases, and may include, but not be limited to, projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Such risks and uncertainties include, but are not limited to, those factors discussed under the heading “Factors that May Affect Future Results” in the Company’s Annual Report on Form 10-K, as well as other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

        The Company has interest rate exposure arising from the Company’s line of credit and other installment notes, which have variable interest rates. At September 30, 2003, the Company had $31.6 million of variable rate debt. If interest rates on the Company’s existing variable rate debt were to increase by 10% from their September 30, 2003 rates for the next twelve months, there would be no material adverse impact on the Company’s results of operations.

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

Item 4. Controls and Procedures

        As of the end of the period covered by this Form 10-Q, an evaluation under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect internal controls during the period covered by the form.

    U.S. XPRESS ENTERPRISES, INC.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

                    31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.3 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                    32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        Reports on Form 8-K

            During the quarter ended September 30, 2003, the Company filed the following report on Form 8-K:

A Current Report dated October 17, 2003, to furnish copies of the Company’s Earnings Release dated October 15, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)
Date: November 14, 2003	By: /s/ Patrick E. Quinn
Patrick E. Quinn
President
Date: November 14, 2003	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	BY: /s/ Ray M. Harlin —————————————— Chief Financial Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Patrick E. Quinn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	BY: /s/ Patrick E. Quinn —————————————— President

EXHIBIT 31.3

CERTIFICATIONS

I, Max L. Fuller, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: November 14, 2003	BY: /s/Max L. Fuller —————————————— Vice-President

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the President (the Chief Executive Officer) of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Patrick E. Quinn
——————————————
Patrick E. Quinn
Co-Chairman of the Board of Directors,
President and Treasurer

Date: November 14, 2003

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the Chief Financial Officer of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Ray M. Harlin
——————————————
Ray M. Harlin
Executive Vice President of Finance,
and Chief Financial Officer

Date: November 14, 2003