Form 10-K
period 2003-12-31
US XPRESS ENTERPRISES INC
filed 2004-03-15
CIK 923571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2003

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24806

(Exact name of registrant as specified in its charter)

NEVADA	62-1378182
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4080 Jenkins Road	37421
CHATTANOOGA, TENNESSEE	(Zip Code)
(Address of Principal Executive Offices)

Registrant's telephone number, including area code:   (423) 510-3000

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2003, the last business day of the registrant’s most recently completed fiscal second quarter was $62,751,326 (based upon the $10.64 closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 9, 2004, the registrant had 11,026,618 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13 and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement mailed to stockholders for the 2004 annual meeting of stockholders to be held on May 13, 2004.

U.S. XPRESS ENTERPRISES, INC.

PART I

ITEM 1. BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects”, “estimates”, “projects”, “believes”, “anticipates”, “intends”, and similar terms and phrases, and may include, but not be limited to projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following factors among others, could cause actual results to differ materially from those in forward looking statements: excess tractor or trailer capacity in the trucking industry; decrease in demand for the Company’s services; inventory levels; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls and license and registration fees; increases in the prices paid for new revenue equipment; resale value of used revenue equipment; the ability to obtain long-term debt financing and the continued availability of financing in the amounts and on the terms necessary to support the Company’s future business; difficulty in attracting and retaining qualified drivers and owner-operators; increased experience in the severity and frequency of claims relating to liability, cargo loss, physical damage, workers’ compensation and health insurance related claims; increased premiums and deductibles; seasonal factors such as weather conditions; regulatory requirements including the new hours of service rules. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

GENERAL

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services in the continental United States, Canada and Mexico. The Company is the fifth largest publicly owned truckload carrier in the United States.

The Company has two operating segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems”), formerly known as CSI/Crown, Inc. U.S. Xpress accounted for 85.2% of the Company’s 2003 consolidated revenues. See Note 14 of the Company’s 2003 Consolidated Financial Statements for quantitative segment information.

The Company also offers logistics services through its approximately 12.0% equity ownership interest in Transplace, Inc. (“Transplace”), an Internet-based global transportation logistics company.

U.S. Xpress provides three principal truckload transportation services: 1) over-the-road or long-haul services with lengths of haul generally in the range of 400 to 3,000 miles; 2) regional services with lengths of haul generally in the range of 200 to 550 miles in the Western, Midwestern and Southeastern regions of the United States; and 3) dedicated contract carriage services.

Xpress Global Systems is a leading provider of logistics services to the floorcovering industry. Services include: 1) consolidation and distribution of less-than-truckload shipments; 2) coordination of line-haul transportation to Company operated service centers and third-party agent facilities for local delivery; 3) warehousing and distribution services; and 4) retail sales of installation supplies, including the Company’s private-label “Installer’s Choice” brand of floorcovering installation products.

In February of 2001, Xpress Global Systems further broadened its services to include airport-to-airport transportation services to the airfreight and airfreight forwarding industries. The Company provides scheduled ground transportation of air cargo for integrated air cargo carriers, airlines and airfreight forwarders. These services are provided to 81 major destination markets, nationwide, on a one to four day basis through its 12 regional hub facilities.

OPERATIONS

U.S. Xpress

Long-haul/Over-the-Road
U.S. Xpress’ largest service specialty is over-the-road or long-haul services with lengths of haul generally in the range of 500 to 3,000 miles. U.S. Xpress offers time-definite and expedited services within this service specialty using both solo and driver teams. Time-definite transportation requires that pickups and deliveries be performed to exact appointment times or within a specified number of minutes. Time-definite service is particularly important to U.S. Xpress’ customers that operate in a “just-in-time” environment, distribution and retail inventory systems and to customers in the airfreight and logistics industries. We are among the industry leaders in providing expedited long-haul freight transportation predominately using two-person driver teams. With driver teams, the Company can provide significantly faster, more predictable service than railroad, intermodal, or single driver service over long lengths of haul at a fraction of the cost of air freight. At December 31, 2003, approximately 3,550 tractors were assigned to providing long-haul services.

Regional Service
Over 70.0% of the freight transported in the U.S. moves over distances of less than 1,000 miles. In addition, the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity. U.S. Xpress provides regional service in the Western, Midwestern and Southeastern regions of the United States with approximately 980 tractors assigned to regional operations at December 31, 2003. The average length of haul in 2003 of the Company's regional operations was 390 miles.

Dedicated Contract Carriage Service
Some shippers use transportation or logistics companies to manage or operate their private trucking operations. Many of these shippers historically have operated their own fleets to transport their products. U.S. Xpress’ management expertise, capacity and systems are well positioned to provide dedicated contract carriage services in which specific tractors, drivers and, at times, on-site personnel are assigned to a specific customer account. As a replacement or extension of a customer’s private fleet, U.S. Xpress can provide the assurance of extra capacity to “flex” the fleet to meet surges in the business cycle. Through dedicated service relationships, customers obtain assurance of capacity to meet their requirements. U.S. Xpress benefits by generating better equipment utilization, increasing business volume from key customers and improving planning of resources. Drivers benefit through consistent wages, enhanced scheduling, reduced downtime between loads and more predictability of their off-duty time. At December 31, 2003, approximately 765 tractors were assigned to providing service under existing dedicated contracts.

Xpress Global Systems

Floorcovering Logistics and Distribution Services
Xpress Global Systems is a leading provider of logistics services to the floorcovering industry. Xpress Global Systems picks up floorcovering products from manufacturers; consolidates shipments into truckloads bound for specific destinations; contracts with truckload carriers, including U.S. Xpress, to deliver the products to Xpress Global Systems’ service centers or to contract agents and delivery services; then delivers the products to floorcovering distributors, retailers and large-scale end users in the continental United States and Canada. In addition, Xpress Global Systems provides warehousing and other specialized services, such as custom carpet cutting, stocking and the sale of floorcovering installation supplies under its “Installer’s Choice” label.

Additional distribution-related services, such as pool distribution, freight consolidation and public warehousing, have been introduced to a variety of industries other than floorcovering. These services take advantage of the existing infrastructure and allow Xpress Global Systems to better utilize its facilities and provide an avenue for further diversification.

Airfreight and Road Feeder Services
Xpress Global Systems offers nationwide, scheduled ground transport of air cargo to customers in the airfreight and airfreight forwarding industries as a cost-effective and reliable alternative to traditional air transportation. Service is provided to over 81 major markets throughout the United States and Canada in one of the industry’s largest road-feeder networks. Driven by Federal Aviation Administration mandated changes in cargo security guidelines and the reliable and economical service provided by Xpress Global Systems, many forwarders, air carriers and integrators have shifted goods to ground transport. Further, these restrictions have reduced available lift capacity in passenger aircraft resulting in more expedited traffic moving through ground networks, such as the system operated by Xpress Global Systems.

MARKETING AND CUSTOMERS

The Company’s success in marketing its services is a result of commitment to service, capabilities, capacity, flexibility, responsiveness, analytical planning and information technology management. The Company’s marketing departments and sales personnel identify new business prospects and implement programs to obtain and retain customer accounts. U.S. Xpress employs 32 full-time marketing and national account representatives who have responsibility for specific geographic areas. Xpress Global Systems employs 24 full-time marketing and national account representatives who have specific geographic and service responsibilities.

For the year ended December 31, 2003, the top 50 U.S. Xpress customers represented approximately 64.0% of revenues, the top 25 customers represented approximately 48.0% of revenues and the top 10 customers represented approximately 27.0% of revenues. During 2003, no single customer accounted for more than 4.3% of U.S. Xpress’ revenues. Xpress Global Systems’ top customer accounted for 23.6% of its revenue in 2003. No other single customer accounted for more than 3.8% of Xpress Global Systems’ revenues in 2003.

REVENUE EQUIPMENT

The Company determines the specifications of revenue equipment purchases based on such factors as vehicle and component quality, warranty service, driver preferences, new vehicle prices and the likely resale market. Because the fleet is standardized and has warranty agreements with original equipment suppliers, the Company has minimized parts inventories and maintenance costs. The Company has negotiated agreements in principle concerning the essential terms of trade-in and/or repurchase commitments from its primary equipment vendors for disposal of a substantial portion of its equipment. These agreements in principle are expected to reduce the Company’s risks related to equipment disposal values.

The following table shows the numbers, type and age of U.S. Xpress and Xpress Global Systems’ Company-owned and leased revenue equipment at December 31, 2003:

Model Year	Tractors	Trailers
2004	1,565	1,980
2003	1,341	250
2002	841	1,195
2001	823	1,191
2000	539	2,626
1999	1	3,697
1998	63	905
1997	0	1,115
1996 & Prior	71	1,512

Total	5,244	14,471

Tractors
The Company purchases or leases Freightliner or Volvo tractors for substantially all of the additions and replacements to its over-the-road fleet. Tractors are generally replaced every 36 to 54 months, generally well in advance of the need for major engine overhauls. Substantially all of the Company over-the-road tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems for improved safety and satellite communications and in-cab e-mail for improved communications. Additionally, the tractor fleet is generally equipped with Eaton automatic shift transmissions and a substantial portion of the fleet is equipped with automatic traction control. All engines have fuel incentive programming for increased fuel economy.

The Environmental Protection Agency (the “EPA”) implemented new emissions control regulations effective October 1, 2002. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations. In response to the new requirements, some manufacturers have increased new equipment prices. Compliance with such regulations has increased the cost of the Company’s new tractors and has resulted in lower fuel efficiency. To the extent the Company is unable to offset such increases in operating costs associated with the environmentally compliant engines with rate increases or cost savings, results of operations could be adversely affected.

Trailers
In 1997, the Company began purchasing composite plate trailers from Wabash National Corporation that the Company believes are more durable, have greater cubic capacity and stiffer sidewalls and do not fracture as easily as conventional aluminum trailers. The Company currently purchases or leases Wabash Duraplate trailers for substantially all of the additions and replacements to its fleet. In addition, substantially all of the trailers are equipped with air ride suspension, leading to softer rides that result in less load damage. At December 31, 2003, approximately 79.0% of the trailer fleet was composite plate trailers from Wabash.

In 2003, the Company initiated the installation of an automated trailer tracking system that is being installed in all new trailers purchased. The global positioning satellite device functions on power supplied from the tractor when tethered and includes a battery back-up system that allows tracking of the trailer when un-tethered from the tractor for up to 30 days. The trailer tracking system could improve trailer utilization and enable trailers to be monitored more accurately. As of December 31, 2003, the Company has installed the trailer tracking device in approximately 1,300 trailers and expects to continue to increase the number of trailers that have this capability.

HUMAN RESOURCES

At December 31, 2003, the Company and its subsidiaries employed 7,842 full-time associates, of whom 5,496 were drivers, 253 were mechanics and other maintenance personnel, 1,110 were office associates for U.S. Xpress, the truckload division and 983 were employed by Xpress Global Systems, the non-truckload division. U.S. Xpress also had active contracts with independent contractors (owner-operators) for the services of 950 tractors that provide both tractor and qualified drivers. None of the Company’s employees are represented by a union or collective bargaining agreement and the Company considers relations with its employees to be good.

Driver Recruiting, Training and Retention
The Company recognizes that it is paramount to recruit, train and retain a professional driver workforce. The Company also realizes that competition for qualified drivers will remain high and will be impacted by changes in unemployment rates, changes in workforce demographics and reduced government funding of training programs. The environment has become increasingly difficult to recruit drivers and owner-operators during 2003. The Company anticipates the driver and owner-operator supply will remain tight within the industry during 2004. To address this issue, the Company has initiated various programs to enhance retention and recruiting efforts, including a driver and owner-operator pay increase which was fully implemented by February 15, 2004.

All Company drivers must meet or exceed specific guidelines relating to their safety records, driving experience and personal evaluations, including a physical examination and mandatory drug testing as outlined in the United States Department of Transportation (“DOT”) regulations. After a conditional offer of employment is extended, a driver must successfully complete training in all aspects of Company policies and operations, safety philosophy and fuel efficiency. In addition, all drivers must successfully complete a Company driving exam and possess a valid Class A Commercial Drivers License. The Company maintains an ongoing safety and efficiency program to ensure that drivers comply with safe and efficient operating procedures.

Senior management is actively involved with the development and retention of drivers. Recognizing the shortage of new drivers entering the industry, since January 1998, the Company has operated a professional driving school at its facility in Medway, Ohio. The school is certified by the Professional Truck Driving Institute of America. The Company also contracts with driver schools managed by independent organizations as well as community college programs throughout the United States.

Management believes that there are several key elements to recruiting and retaining experienced professional drivers, such as an attractive compensation and benefits package, meeting reasonable driver expectations, providing equipment with desirable driver amenities and providing a company-wide culture of support for driver needs. Drivers are compensated on the basis of miles driven. The starting rate per mile is determined by the driver’s experience level and will increase with the driver’s length of service with the Company. Additional compensation may be earned through loading/unloading, stop pay and mileage bonuses. Drivers employed by the Company are eligible to participate in Company sponsored health, life, dental and vision plans. Further, they are eligible to participate in a 401(k) Retirement Plan and an Employee Stock Purchase Plan. Additional benefits include vacation pay and pre-paid phone cards.

The Company’s late model Freightliner and Volvo conventional tractors are designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, electronic engine brakes and Eaton Vorad collision avoidance systems.

Management believes that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (in cab e-mail, Internet services, etc.) that enables drivers to remain in touch with their families when on the road, managing driver home time, seeking drivers’ input in the decision making process to achieve mutually satisfactory solutions and providing career advancement opportunities for drivers are also key factors in recruiting and retaining experienced professional drivers.

Independent Contractors
The Company recognizes the benefits of augmenting its service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes and debt service. Therefore, less capital is required for the Company’s growth. The Company has an aggressive independent contractor recruiting program, with 950 contractors under active contract at December 31, 2003.

COMPETITION

The transportation services business is extremely competitive. U.S. Xpress competes primarily with other truckload carriers and logistics providers and to a lesser degree railroads and air freight. Xpress Global Systems is a leading provider of logistics services to the floorcovering industry and competes with several smaller, regional carriers. Xpress Global Systems has one national and several regional competitors in its airport-to-airport business and one national and numerous local competitors in its pool distribution business.

Generally, competition for the freight transported by the Companies is based on service, efficiency, scope of operations and pricing. Historically, increased competition has created downward pressure on the transportation industry’s pricing structure. Prolonged weakness in freight markets or downward pressure on freight rates could adversely affect the Company’s results of operations or financial condition. Some competitors have greater financial resources, operate more equipment and transport more freight than the Company.

REGULATION

The Company is a motor carrier that is subject to safety regulations promulgated by the DOT and various laws and regulations enforced by state agencies. These regulatory authorities have broad powers, generally governing activities such as authority to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. Subject to federal, state and provincial regulatory authorities, the Company may transport most types of freight to and from any point in the United States and certain Canadian provinces, over any route selected by the Company. The trucking industry is subject to possible regulatory and legislative change that could affect the economics of the industry.

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

Effective January 2004, the new hours of service regulations became effective which resulted in the following: 1) an increase in daily drive time to 11 hours from 10 hours, 2) decrease in total on-duty hours from 15 to 14 with no extension of time for breaks, 3) increase in cumulative off-duty hours to 10 compared to 8 previously and 4) restart of weekly hour count following any consecutive 34-hours off-duty. These changes could reduce the amount of time drivers can spend driving if the Company is unable to limit driver’s on-duty non-driving activities. The Company has increased accessorial charges to customers including stop-pay, loading and unloading fees and equipment detention fees to mitigate the expected impact of these new hours of service regulations.

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

The Company secures appropriate insurance coverage at cost-effective rates. The primary claims arising in the Company’s business consist of cargo loss and physical damage, auto liability (personal injury and property damage) and workers’ compensation. The Company currently purchases primary and excess coverage for these types of claims at amounts that management believes are sufficient to adequately protect the Company, subject to certain retention levels. The current retention level per occurrence is $250,000 for Cargo Loss and Workers’ Compensation. The retention level for Liability is $2.0 million per occurrence. The estimated cost for self-insurance claims, which include estimates for incurred but unreported claims, are accrued as liabilities in the consolidated balance sheets and are based on estimates of the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events.

FUEL

Shortages of fuel or increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. Substantially all of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $34.0 million of fuel surcharge revenue for the year ended December 31, 2003, compared to $15.6 million for the year ended December 31, 2002). However, fuel surcharges to customers do not fully recover all fuel increases due to engine idle time and out-of-route and empty miles not billable to the customer. At times, fuel purchase contracts are used to mitigate the effects of increases in the price of fuel. The Company maintains fuel storage tanks at certain of its terminals. Leakage or damage to these tanks could subject the Company to environmental clean-up costs. The Company believes it is in compliance with all laws and regulations relating to maintenance of such fuel storage tanks.

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

ITEM 2. PROPERTIES

The following table provides information regarding the Company’s facilities at December 31, 2003:

Company Location	Facility Functions	Owned or Leased
U.S. Xpress:
Apison, Tennessee	Terminal	Leased
Austell, Georgia	Drop Yard	Leased
Boise, Idaho	Drop Yard	Leased
Bayonne, New Jersey	Drop Yard	Leased
Bordentown, New Jersey	Drop Yard	Leased
Bowling Green, Kentucky	Drop Yard	Leased
Calexico, California	Drop Yard	Leased
Chattanooga, Tennessee	Corporate Office	Owned
Chicago, Illinois	Drop Yard	Leased
Colton, California	Terminal, Maintenance, Customer Service, Fleet Services,	Owned
Driver Training
Cumming, Gerogia	Recruiting Office	Leased
Dallas, Texas	Drop Yard	Leased
Dalton, Georgia	Terminal, Fleet Services	Leased
Denver, Colorado	Drop Yard	Leased
El Paso, Texas	Drop Yard	Leased
Greenville, South Carolina	Drop Yard	Leased
Hayward, California	Drop Yard	Leased
Houston, Texas	Drop Yard	Leased
Indianapolis, Indiana	Drop Yard	Leased
Jacksonville, Florida	Drop Yard	Leased
Kent, Washington	Drop Yard	Leased
Laredo, Texas	Drop Yard	Leased
Lincoln, Nebraska	Terminal, Maintenance, Customer Service, Fleet Services,	Owned
Driver Training, Independent Contractor Recruiting
Long Beach, California	Drop Yard	Leased
Medway, Ohio	Terminal, Maintenance, Customer Service,	Leased
Driver Recruiting, Terminal Services, Driver School
Memphis, Tennessee	Terminal, Driver Recruiting	Leased
Newport, Minnesota	Drop Yard	Leased
Oklahoma City, Oklahoma	Terminal, Maintenance, Customer Service,	Leased
Fleet Services, Driver Training, Driver Recruiting
Otay Mesa, California	Drop Yard	Leased
Sacramento, California	Terminal, Fleet Services	Leased
Salt Lake City, Utah	Terminal, Maintenance, Customer Service,	Owned
Fleet Services, Driver Training
Sioux City, South Dakota	Terminal	Leased
Tunnel Hill, Georgia	Terminal, Maintenance, Fleet Services, Driver Training	Leased

Xpress Global Systems:
Albany, New York	Distribution Center	Leased
Baltimore, Maryland	Distribution Center	Leased
Bensenville, Illinois	Distribution Center	Leased
Cleveland, Ohio	Distribution Center	Leased
Columbus, Ohio	Distribution Center	Leased
Denver, Colorado	Distribution Center	Leased

Company Location	Facility Functions	Owned or Leased
Elizabeth, New Jersey	Distribution Center	Leased
Everett (Boston), Massachusetts	Distribution Center	Leased
Fresno, California	Distribution Center	Leased
Grapevine, Texas	Distribution Center	Leased
Hapeville (Atlanta), Georgia	Distribution Center	Leased
Hawthorne, California	Distribution Center	Leased
Hayward, California	Distribution Center	Leased
Houston, Texas	Distribution Center	Leased
La Mirada, California	Distribution Center	Leased
Las Vegas, Nevada	Distribution Center	Leased
Mendota Heights, Minnesota	Distribution Center	Leased
Oklahoma City, Oklahoma	Distribution Center	Leased
Orlando, Florida	Distribution Center	Leased
Phoenix, Arizona	Distribution Center	Leased
Pittsburgh, Pennsylvania	Distribution Center	Leased
Rancho Cordova, California	Distribution Center	Leased
Rochester, New York	Distribution Center	Leased
Romeoville, Illinois	Distribution Center	Leased
Romulus, Michigan	Distribution Center	Leased
Salt Lake City, Utah	Distribution Center	Leased
San Antonio, Texas	Distribution Center	Leased
San Diego, California	Distribution Center	Leased
San Francisco, California	Distribution Center	Leased
Spokane, Washington	Distribution Center	Leased
St. Louis, Missouri	Distribution Center	Leased
Tampa, Florida	Distribution Center	Leased
Tunnel Hill, Georgia	Corporate Office, Distribution Center	Leased

The Company’s corporate headquarters are located in Chattanooga, Tennessee. The facility encompasses nearly 100,000 square feet of office space and includes state-of-the-art information management and communications systems.

Xpress Global Systems’ corporate headquarters are based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to Company-owned and agent-operated distribution service centers. Substantially all Xpress Global Systems’ facilities operate as distribution centers performing consolidation, warehousing and local distribution.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2003, no matters were submitted to a vote of security holders.

EXECUTIVE OFFICERS OF THE COMPANY

Information with respect to the executive officers of the Company is set forth below:

Name	Age	Position
Max L. Fuller	51	Co-Chairman of the Board of Directors, Vice President and Secretary
Ray M. Harlin	53	Director, Executive Vice President of Finance and Chief Financial Officer
E. William Lusk, Jr.	48	President, Xpress Global Systems, Inc.
Patrick E. Quinn	57	Co-Chairman of the Board of Directors, President and Treasurer
Jeffrey S. Wardeberg	41	Director, Executive Vice President of Operations and Chief Operating Officer

Max L. Fuller has served as Co-Chairman of the Board of the Company since 1994, Vice President and Secretary of the Company since its formation in 1989 and Interim Chief Operating Officer from November 2002 to March 2004. Mr. Fuller is a director of SunTrust Bank, Chattanooga, N. A. Mr. Fuller has served as an officer and director of U.S. Xpress, Inc. since 1985.

Ray M. Harlin has served as Executive Vice President of Finance and Chief Financial Officer of the Company since 1997. Previously, Mr. Harlin served for 25 years in auditing and managerial positions and as a partner with Arthur Andersen LLP. Mr. Harlin has been a director of the Company since 1997.

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

Jeffrey S. Wardeberg has served as Executive Vice President of Operations since 2002. Previously, Mr. Wardeberg was Executive Vice President of Sales and Marketing from 2000 to 2002, Vice President of Sales and Marketing from 1998 to 2000, Director of Marketing from 1996 to 1998 and a Regional Sales Vice President from 1994 to 1996. Mr. Wardeberg was elected to the Board of Directors of the Company in 2003 and was named Chief Operating Officer in March 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER DATA

The Company’s Class A Common Stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for the Company’s Class B Common Stock. At March 9, 2004, there were 244 registered stockholders and an estimated 1,500 beneficial owners of the Company’s Class A Common Stock and 2 beneficial owners of the Company’s Class B Common Stock. At March 9, 2004, there were 11,026,618 shares of Class A Common Stock outstanding and 3,040,262 shares of Class B Common Stock outstanding. On March 9, 2004, the closing price for the Common Stock was $14.66. Listed below are the high and low sales prices with respect to shares of Class A Common Stock, as reported on the Nasdaq National Market System, for each quarter in the last two fiscal years:

Quarter Ending	High	Low
March 31, 2002	$12.53	$8.40
June 30, 2002	14.55	9.91
September 30, 2002	13.52	9.00
December 31, 2002	9.79	6.72
March 31, 2003	10.50	6.70
June 30, 2003	12.72	7.50
September 30, 2003	13.37	10.67
December 31, 2003	13.75	11.95

DIVIDENDS

The Company does not pay cash dividends and intends to continue to retain earnings to finance the growth of the Company for the foreseeable future. Certain covenants contained in the Company’s senior secured revolving credit facility prohibit the Company from paying dividends on its capital stock. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Revolving Credit Agreement” and Note 5, “Long-Term Debt”, of the Company’s 2003 Consolidated Financial Statements.)

For information on the Company’s equity compensation plans, please refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.

SELECTED FINANCIAL DATA
(In thousands, except per share and operating data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data

Operating revenue:
U.S. Xpress, net of fuel surcharge	$793,884	$762,322	$710,965	$704,047	$653,410
Fuel Surcharge Revenue	33,976	15,565	25,930	29,536	2,619
Xpress Global Systems	137,842	114,806	83,079	58,161	57,713
Intercompany	(35,193)	(30,345)	(21,942)	(4,659)	(5,530)

Consolidated	$930,509	$862,348	$798,032	$787,085	$708,212

Income from operations (1)	$24,416	$17,125	$13,479	$19,931	$31,527
Income (Loss) before taxes (1)	$14,543	$3,741	$(1,458)	$4,482	$19,139
Net income (Loss) (1)	$7,643	$1,099	$(1,128)	$2,065	$11,381
Earnings (Loss) per share - basic	$0.55	$0.08	$(0.08)	$0.15	$0.77
Weighted average number of shares
outstanding - basic	13,966	13,888	13,757	14,095	14,785
Earnings (Loss) per share - diluted	$0.54	$0.08	$(0.08)	$0.15	$0.77
Weighted average number of shares
outstanding - diluted	14,067	14,043	13,757	14,148	14,852

Truckload Operating Data (2)
Total revenue miles	606,130	601,357	578,186	573,271	533,628
Average revenue per mile	$1.30	$1.26	$1.23	$1.22	$1.20
Tractors at end of period	5,338	5,530	5,238	4,861	4,734
Trailers at end of period	14,053	12,958	12,836	11,871	11,718
Average revenue per tractor, per week	$2,777	$2,718	$2,651	$2,729	$2,636
Average length of haul	783	823	899	950	922
Average tractors during period	5,433	5,331	5,144	4,932	4,651
Total miles	674,835	668,054	643,162	632,023	587,917

Balance Sheet Data
Working capital	$37,143	$26,052	$51,092	$72,870	$87,836
Total assets	$441,794	$438,539	$417,468	$423,461	$409,037
Long-term debt, net of current maturities	$121,597	$128,907	$151,540	$179,908	$181,256
Stockholders' equity	$167,239	$158,432	$155,610	$156,935	$161,527

(1)	Includes in fiscal 2002, pre-tax charges of $1.7 million related to the settlement of a litigation matter and $1.8 million related to the early extinguishment of debt.

(2)	Average revenue per mile and average revenue per tractor per week are net of fuel surcharges. Tractor and trailer data includes owned, leased and owner-operated.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems, Inc.”). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this annual report.

Forward-Looking Statements

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects”, “estimates”, “projects”, “believes”, “anticipates”, “intends”, and similar terms and phrases, and may include, but not be limited to projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following factors among others, could cause actual results to differ materially from those in forward looking statements: excess tractor or trailer capacity in the trucking industry; decrease in demand for the Company’s services; inventory levels; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls and license and registration fees; increases in the prices paid for new revenue equipment; resale value of used revenue equipment; the ability to obtain long-term debt financing and the continued availability of financing in the amounts and on the terms necessary to support the Company’s future business; difficulty in attracting and retaining qualified drivers and owner-operators; increased experience in the severity and frequency of claims relating to liability, cargo loss, physical damage, workers’ compensation and health insurance related claims; increased premiums and deductibles; seasonal factors such as weather conditions; regulatory requirements including the new hours of service rules. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Overview
The Company’s truckload segment comprises the majority of its operations, representing 85.2% of consolidated revenues in fiscal 2003. Revenues are primarily earned by transporting freight for customers. Additionally, revenues are derived from fuel surcharges to customers and accessorial charges such as loading and unloading fees and equipment detention fees. The main factors that impact revenue include the revenue per mile earned from customers, number of miles driven and the percentage of miles driven for which the Company is compensated. The aforementioned factors relate primarily to the general level of economic activity in the United States, inventory levels, customer demand and the level of truck capacity.

U.S. Xpress offers its customer base expertise within the specialized needs of medium to long-haul solo, team expedited and regional and dedicated contract carriage. In recent years U.S. Xpress has diversified its truckload services by focusing on growth in regional and dedicated contract services while reducing its dependency on long-haul solo freight. The approximate percentage of truckload revenue by service type in 2003 is medium to long-haul solo 61.0%, team expedited 18.0%, regional 11.0%, and dedicated contract 10.0%.

Xpress Global Systems’ offers its customer base expertise within the specialized needs of floorcovering logistic services and airport-to-airport transportation. The approximate percentage of Xpress Global Systems’ revenue by service type in 2003 was floorcovering logistic 64.0% and airport-to-airport 36.0%.

Prior to the second half of 2003, the economic environment was sluggish which resulted in lower freight demand and excess capacity within the truckload industry. Accordingly, the truckload industry generally experienced declines in asset utilization, limited ability to improve rates and lower operating margins. However, in the second half of 2003, the U.S. economy and freight tonnage experienced stronger growth. This along with the reduction in capacity enabled the industry to increase pricing during 2003. During 2003, U.S. Xpress achieved a 3.3% increase in the average rate per mile.

The trucking industry and the Company continued to experience an increase in operating costs during 2003 including insurance premiums and claims, fuel prices and the cost of truck ownership including lower residual values for used trucks combined with the new EPA compliant truck engines. The industry also continues to experience an increasingly difficult driver and owner-operator environment. As a result, the Company experienced an overall decline in its seated truck count compared to expectations during 2003. The Company anticipates the driver and owner-operator supply to remain tight within the industry during 2004. In order to address this issue, the Company has initiated various programs to enhance its recruiting and retention efforts and has implemented a driver and owner-operator pay increase of approximately $0.03 per mile, which was fully implemented by February 15, 2004.

Effective January 4, 2004, the new federally mandated hours of service rules adopted by the DOT became effective for all drivers. During the fourth quarter of 2003, the Company implemented training for all drivers and operational personnel to ensure a smooth transition and continue to work very closely with customers to mitigate the impact. Effective January 2004, accessorial charges to customers were increased with a corresponding increase in accessorial pay rates for drivers to compensate for the anticipated adverse impact on utilization. Although it is too early to determine the full impact of the new rules, the Company has experienced minimal disruption to date in its operations. The Company believes that the effect of the new hours of service may adversely impact overall utilization to a degree. However, it has anticipated that the above described increases in assessorial charges and actions taken by customers to improve efficiency will largely mitigate the effect on the Company’s financial results.

Consolidated Results of Operations

The following table sets forth the percentage relationships of expense items to total revenue, excluding fuel surcharge, for each of the fiscal years indicated below. Fuel surcharge revenue is offset against fuel and fuel taxes. Management believes that eliminating the impact of this source of revenue provides a more consistent basis for comparing results of operations from period to period.

	Year Ended December 31,
	2003	2002	2001
Operating Revenue	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	36.3	36.7	39.5
Fuel and fuel taxes	11.4	12.2	13.1
Vehicle rents	8.4	8.1	8.8
Depreciation and amortization	4.2	4.4	4.6
Purchased transportation	17.5	17.0	13.5
Operating expense and supplies	7.1	7.1	6.8
Insurance premiums and claims	5.4	4.8	4.2
Operating taxes and licenses	1.6	1.5	1.8
Communications and utilities	1.3	1.3	1.5
General and other operating expenses	4.1	4.7	4.5
Early extinguishment of debt	0.0	0.2	0.0

Total operating expenses	97.3	98.0	98.3

Income from Operations	2.7	2.0	1.7
Interest Expense, net	1.1	1.6	1.9

Income (Loss) Income (Loss) Before Income Tax Provision (Benefit)	1.6	0.4	(0.2)
Income Tax Provision (Benefit)	0.8	0.3	(0.0)

Net Income (Loss)	0.8%	0.1%	(0.2)%

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Operating revenues net of fuel surcharges, increased 5.9% to $896.5 million in 2003 compared to $846.8 million in 2002. U.S. Xpress revenue, net of fuel surcharges, increased 4.1% to $793.9 million in 2003 compared to $762.3 million in 2002, due primarily to an increase of 3.3% in average revenue per mile to $1.298 from $1.257. The increase in average revenue per mile is due to increased rates in over-the-road and team expedited operations and improved freight selection. The effect of the increase in average revenue per mile was offset by a slight decrease in average revenue miles per tractor per period. Xpress Global Systems’ revenue increased 20.0% to $137.8 million in 2003 compared to $114.8 million in 2002. Within Xpress Global Systems, floorcovering revenue increased 19.0% to $87.6 million, due to new and additional business with large floorcovering retailers and manufacturers combined with increased rates and an increase in airport-to-airport revenue of 22.0% to $50.2 million, due to continued penetration in the marketplace. Xpress Global Systems initiated its airport-to-airport transportation services in February 2001.

Salaries, wages and benefits remained relatively consistent as a percentage of revenue, at 36.3% in 2003 compared to 36.7% in 2002. Salaries, wages and benefits increased 5.0% to $325.8 million in 2003 compared to $310.4 million in 2002. The increase is primarily due to an increase in workers’ compensation claims combined with a growth in headcount to support the expansion of facilities and additional volume of business at Xpress Global Systems.

Fuel and fuel taxes net of fuel surcharges, as a percentage of revenue, was 11.4% in 2003 compared to 12.2% in 2002. The decrease is due primarily to improvements in the level of fuel surcharges billed to customers in 2003. Fuel surcharge revenue was $34.0 million in 2003 compared to $15.6 million in 2002.  The average fuel price per gallon increased approximately 12.0% in 2003 compared to 2002.

Vehicle rents as a percentage of revenue, was 8.4% in 2003 compared to 8.1% in 2002. The increase is primarily due to an increase of 12.7% in the average number of tractors financed under operating leases to 4,009 in 2003 compared to 3,558 in 2002. The Company also experienced a slight increase in the average number of trailers leased in 2003 to 7,221 compared to 7,181 in 2002.

Depreciation and amortization as a percentage of revenue, was 4.2% in 2003 compared to 4.4% in 2002. The decrease is primarily due to the increase in the ratio of leased to owned revenue equipment in 2003 compared to 2002. The decrease was offset by an increase in trailer depreciation, which can be attributed to an increase in the average number of owned trailers to 6,197 in 2003 compared to 5,661 in 2002.

Purchased transportation as a percentage of revenue, was 17.5% in 2003 compared to 17.0% in 2002. The increase is due to the increased use of rail transportation for certain long-haul truckload freight in 2003. The average number of owner-operators remained relatively consistent in 2003 and 2002 at 951 and 962, respectively.

Insurance premiums and claims as a percentage of revenue, was 5.4% in 2003 compared to 4.8% in 2002. The increase is due to an increase in insurance rates combined with an increase in liability claims. The Company is self-insured up to certain limits for cargo loss, physical damage and liability (personal injury and property damage). The current retention level per occurrence for cargo loss is $250,000 ($200,000 in 2002) and the retention level for liability is $2.0 million per occurrence ($500,000 in 2002 with the risk for the $1.0 million to $3.0 million level of cost per occurrence). The Company maintains insurance with licensed insurance companies above amounts for which it is self-insured for cargo and liability. The Company accrues for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Operating taxes and licenses remained relatively consistent as a percentage of revenue at 1.6% in 2003 compared to 1.5% in 2002. Operating taxes and licenses increased 10.1% to $14.2 million in 2003 compared to $12.9 million in 2002. The increase is principally the result of an increase in vehicle registration and license expense. Vehicle registration and license expense fluctuates based on the trade activity of revenue equipment and the size of the owner-operator and Company tractor fleet. The average number of tractors in the Company’s fleet (including owner-operators) was 5,433 and 5,331, respectively in 2003 and 2002.

General and other operating expenses as a percentage of revenue, was 4.1% in 2003 compared to 4.7% in 2002. The decrease is due to the settlement of a litigation matter for $1.7 million in the fourth quarter of 2002 combined with a lower percentage growth in general and administrative expenses as compared to the percentage increase in revenues. See Footnote 9, “Commitments and Contingencies,” of the Company’s 2003 Consolidated Financial Statements for further details regarding the settlement of the litigation matter.

Interest expense decreased $3.5 million, or 26.1%, to $9.9 million, compared to $13.4 million in 2002. The decrease is primarily attributable to a decline in average borrowings, combined with a decrease in the weighted average interest rate to 5.4% in 2003 compared to 6.3% in 2002. See Footnote 5, “Long-Term Debt,” of the Company’s 2003 Consolidated Financial Statements for further details.

The effective tax rate was 47.4% for the 2003 fiscal year. The rate is higher than the statutory rate of 36.5%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002. See Footnote 4, “Income Taxes,” of the Company’s 2003 Consolidated Financial Statements for further details.

Comparison of the Year Ended December 31, 2002 to the Year Ended December 31, 2001

Operating revenues net of fuel surcharges, increased 9.7% to $846.8 million in 2002 compared to $772.1 million in 2001. U.S. Xpress revenue, net of fuel surcharges, increased 7.2% to $762.3 million in 2002 compared to $711.0 million in 2001, due primarily to an increase of 4.0% in revenue miles and a 2.4% increase in average revenue per mile to $1.257 from $1.227. Revenue miles increased due to an increase in the average number of tractors to 5,331 in 2002 from 5,144 in 2001. Xpress Global Systems’ revenue increased 38.1% to $114.8 million in 2002 compared to $83.1 million in 2001. Within Xpress Global Systems, floorcovering revenue increased 30.0% to $73.6 million, due to additional business by a large floorcovering retailer and an increase in airport-to-airport revenue of 55.5% to $41.2 million, due to continued penetration in the marketplace. Xpress Global Systems initiated its airport-to-airport transportation services in February 2001.

Salaries, wages and benefits, as a percentage of revenue was 36.7% in 2002 compared to 39.5% in 2002. The decrease was primarily due to the increased use of owner-operators. Owner-operators represented 18.0% of the total fleet in 2002 compared to 13.8% in 2001.

Fuel and fuel taxes net of fuel surcharges, as a percentage of revenue, was 12.2% in 2002 compared to 13.1% in 2001. The decrease can be attributed to a decline in the average fuel price per gallon of approximately 4.0% in 2002 and an increase in the average number of owner-operators who pay for their fuel purchases. Owner-operators represented 18.0% of the total fleet in 2002 compared to 13.8% in 2001.

Vehicle rents as a percentage of revenue, was 8.1% in 2002 compared to 8.8% in 2001. The decline is primarily due to lower per unit lease costs related to lower interest rates and lower lease payments due to the Company having extended the trade cycle of its tractor fleet.

Depreciation and amortization expense as a percentage of revenue, was 4.4% in 2002 compared to 4.6% in 2001. The decrease was primarily due to the elimination of goodwill amortization of approximately $1.8 million (See Footnote 2, “Goodwill”, of the Company’s 2003 Consolidated Financial Statements) and the decrease of approximately $1.5 million of deferred loan costs.

Purchased transportation as a percentage of revenue, was 17.0% in 2002 compared to 13.5% in 2001. The increase is primarily due to an increase in the average number of owner-operators in 2002 to 962, or 18.0% of the total fleet, compared to 710, or 13.8% of the total fleet in 2001.

Operating expenses and supplies as a percentage of revenue, was 7.1% in 2002 compared to 6.8% in 2001. The increase is due in part to an increase in maintenance expenses due to the Company having extended the trade cycle of its revenue equipment combined with an increase in tolls due to increased mileage on toll roads.

Insurance premiums and claims as a percentage of revenue, was 4.8% in 2002 compared to 4.2% in 2001. The increase is due to higher premiums for excess and reinsurance coverage related to liability claims. Prior to September 1, 2001, the Company’s retention level was $3,000 per claim. After that date, the first retention level increased to $250,000 per claim and the Company also assumed the risk for the $1.0 million to $3.0 million layer of claims costs per occurrence. In addition, the Company’s cost for primary coverage plus the estimated cost of claims in 2002 exceeded the cost of premiums for primary coverage in 2001. Beginning September 1, 2002, the Company’s retention level for liability claims increased to $500,000.

Operating taxes and licenses as a percentage of revenue, was 1.5% in 2002 compared to 1.8% in 2001. The decrease was primarily due to a decline of approximately $1.1 million in trailer registration expense combined with a 38.1% increase in Xpress Global Systems’ revenue, which requires minimal Company tractors and trailers because Xpress Global Systems relies mainly on purchased transportation for movement of its freight.

General and other operating expenses as a percentage of revenue, was 4.7% in 2002 compared to 4.5% in 2001. The increase is due to a litigation charge of $1.7 million, as a result of the settlement of a litigation matter. See Footnote 9, “Commitments and Contingencies”, of the Company’s 2003 Consolidated Financial Statements for further details.

Early extinguishment of debt was incurred in connection with the repayment of the former revolving credit agreement. The Company incurred a charge of $1.8 million related to fees and additional costs incurred with the early extinguishment of debt.

Interest expense decreased $1.5 million, or 10.1%, to $13.4 million, compared to $14.9 million in 2001. The decrease is primarily attributable to a decline in average borrowings combined with a decrease in the weighted average interest rate to 6.3% in 2002 compared to 7.3% in 2001. See Footnote 5, “Long-Term Debt,” of the Company’s 2003 Consolidated Financial Statements for further details.

The effective tax rate was 70.1% for the 2002 fiscal year. The rate is significantly higher than the statutory rate of 38.0%, primarily as a result of per diems paid to drivers, offset to a degree by certain federal and state tax credits. See Footnote 4, “Income Taxes,” of the Company’s 2003 Consolidated Financial Statements for further details.

Liquidity and Capital Resources

	Year Ended December 31,
(In thousands)	2003	2002	2001
Net cash provided by operating activities	$58,045	$42,579	$43,962
Net cash used in investing activities	(23,995)	(29,878)	(10,484)
Net cash used in financing activities	(34,013)	(20,755)	(25,327)

Cash Flows
Cash generated from operations increased $15.5 million during 2003 as compared to 2002. The increase was driven primarily by an increase in earnings of $6.5 million, combined with improvements in collection of accounts receivables in the truckload segment.

Cash used in investing activities decreased $5.9 million during 2003 as compared to 2002. The Company invested $22.9 million, net of sales proceeds, in capital expenditures during 2003 compared to $27.9 million during 2002. The decrease is due to the Company selling significantly more revenue equipment generating cash proceeds, while a greater portion of the replacement of revenue equipment was funded through the use of operating leases. Cash used in investing activities increased $19.4 million in 2002 compared to 2001, primarily due to a decrease in the purchase of new equipment and a corresponding decrease in sales of used revenue equipment as the Company extended the trade cycle of its tractor fleet. The Company expects cash capital expenditures, primarily for revenue equipment (net of sales proceeds and trade-ins), to be approximately $35.0 to $40.0 million in 2004, primarily for the replacement of tractors and expected additions to the trailer fleet.

Cash used in financing activities increased $13.3 million during 2003 compared to 2002. The increase is due primarily to an increase in net repayments of long-term debt of $31.4 million in 2003 compared to $27.4 million in 2002. The repayments of long-term debt during 2003 were funded from cash flows from operations. Current maturities of long-term debt at December 31, 2003, of $25.0 million include $4.5 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer. Cash used in financing activities decreased $4.6 million during 2002 compared to 2001. In December 2001, the Company entered into approximately $107.0 million in equipment installment notes, the proceeds of which were used primarily to reduce borrowings under the revolving line of credit.

Revolving Credit Agreement
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

The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability as defined. At December 31, 2003, the Applicable Margin was 0.75% for Base Rate Loans and 2.25% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: 1) limits the Company’s future capital expenditures; 2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and 3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent. The Company was in compliance with these covenants as of December 31, 2003 and 2002.

At December 31, 2003, the Company had $36.2 million in letters of credit and no borrowings outstanding under the facility, with $53.7 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt.

Off Balance Sheet Arrangements
The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating leases. In making the decision to finance revenue equipment or facilities through long-term debt or by entering into non-cancelable lease agreements, the Company considers interest rates, capital requirements and the tax advantages of leasing versus owning the equipment or facilities. At December 31, 2003, the Company leased approximately 3,740 tractors, 7,880 trailers and 50 office and terminal facilities under non-cancelable operating leases with termination dates ranging from January 2004 to November 2010. Lease payments on revenue equipment and office and terminal facilities are included in vehicle rents and general and other operating expenses, respectively, in the consolidated statement of operations. Rental expense related to revenue equipment and facilities was $81.5 million in 2003 compared to $74.9 million in 2002. The remaining obligation as of December 31, 2003 was $196.1 million, with $69.7 million due in the next twelve months.

Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $103.5 million at December 31, 2003. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Cash Requirements
During fiscal year 2003, the Company continued to strengthen its financial position. The Company reduced outstanding debt by $21.3 million to $146.6 million in 2003 compared to $167.9 million in 2002. At December 31, 2003, total capitalization was $313.8, consisting of long-term debt of $146.6 million and equity of $167.2 million, resulting in a debt to total capitalization ratio of 46.7% compared to 51.5% in 2002. In addition, the Company has $53.7 million available to borrow under its revolving credit facility. Management believes that funds provided by operations, borrowings under its line of credit, equipment installment loans and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures through 2004. The Company's business will continue to require over the long-term, significant capital investments in revenue equipment, which may require the Company to seek additional borrowings or equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the Company’s common stock of which we have limited control, as well as our financial condition and results of operations. Based on recent operating results, anticipated future cash flows and sources of financing expected to be available, the Company does not expect any significant liquidity constraints in the foreseeable future.

The following table represents the Company’s outstanding contractual obligations at December 31, 2003, excluding letters of credit of $36.2 million. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt, Including Interest (1)	$165,352	$30,729	$62,849	$60,234	$11,540
Capital Lease, Including Interest (1)	4,365	1,521	1,895	949	-
Operating Leases - Revenue Equipment (2)	178,036	61,568	83,695	25,742	7,031
Operating Leases - Other (3)	23,907	9,735	10,659	3,008	505
Purchase Obligations (4)	158,638	72,960	85,678	-	-

Total Contractual Cash Obligations	$530,298	$176,513	$244,776	$89,933	$19,076

(1)	Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at December 31, 2003. The Company had no amounts outstanding under its revolving line of credit facility as of December 31, 2003 other than letters of credit of $36.2 million. Approximately 20.0% of the Company’s debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at December 31, 2003 was utilized. The Company’s variable rate debt primarily bears interest at LIBOR plus spreads ranging from 2.5% to 3.6%. The table assumes long-term debt is held to maturity.

(2)	Represents future obligations under operating leases for over-the-road tractors, day-cabs, and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases and correspond to Footnote 7 in the Company’s 2003 Consolidated Financial Statements. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” for further information.

(3)	Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases and correspond to Footnote 7 in the Company’s 2003 Consolidated Financial Statements. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)	Represents purchase obligations for revenue equipment (tractors and trailers), computer hardware and software and certain communication services. Refer to Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” for further information.

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

Recognition of Revenue
The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing less than 10% of consolidated revenues, is recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous to the recognition of revenue.

Income Taxes
Significant management judgment is required in determining the Company’s provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company’s profitable operations on both a consolidated and separate legal entity basis. However, if the facts or financial results were to change, thereby impacting the likelihood of the realization of the deferred tax assets, judgment would be applied to determine the amount of the valuation allowance required at that time for that period.

Depreciation
Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). The residual value of a substantial portion of the Company’s equipment is covered by repurchase or trade agreements in principle between the Company and the manufacturer. Periodically, the Company evaluates the useful lives and salvage values of its property and equipment based upon, but not limited to, its experience with similar assets, including gains or losses upon dispositions of such assets. If the Company’s equipment manufacturer was unable to perform under the terms of the repurchase and/or trade agreements, it could have a materially negative impact on financial results.

Goodwill
The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill and prior to 2002, had been amortized on the straight-line basis over periods ranging from 20 to 40 years. The Company previously evaluated whether subsequent events and circumstances occurred that indicated the remaining estimated useful life of goodwill might warrant revision or that the remaining balance may not have been recoverable. When factors indicated that goodwill should be evaluated for possible impairment, the Company used an estimate of the future undiscounted net cash flows of the related businesses over the remaining life of the goodwill in measuring whether goodwill is recoverable.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill are to be tested for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2003 or 2002.

Claims Reserves and Estimates
Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims, including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events. Changes in assumptions as well as changes in actual experience could cause these esitmates to change in the future.

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

Fuel is one of the Company’s largest operating expenditures. Shortages of fuel or significant increases in fuel prices could have a materially adverse effect on the operations and profitability of the Company. For example, the Company’s average fuel price per gallon increased approximately 12.0% in 2003 compared to 2002. Substantially all of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel (the Company recognized $34.0 million of fuel surcharge revenue for the year ended December 31, 2003, compared to $15.6 million for the same period in 2002). However, fuel surcharges to customers do not fully recover all fuel increases due to engine idle time and out-of-route and empty miles not billable to the customer. At times, fuel purchase contracts are used to mitigate the effects of increases in the prices of fuel.

Competition for available qualified drivers in the truckload industry is intense and will likely remain so for the foreseeable future. The Company and many of its competitors experience high rates of turnover and occasionally have difficulty in attracting and retaining qualified drivers in sufficient numbers to operate all available equipment. Management believes the Company’s current pay structure, benefits, policies and procedures related to drivers are effective in attracting and retaining drivers. However, there can be no assurance that it will not be affected by a shortage of qualified drivers in the future particularly due to the more restrictive driver’s hours of service requirement imposed by the DOT on January 4, 2004. The inability to attract and retain qualified drivers would have a material adverse effect on the Company’s results.

The trucking industry is extremely capital intensive. The Company depends on operating leases, lines of credit, secured equipment financing, proceeds from the sale of used revenue equipment and cash flows from operations to finance the expansion and maintenance of its modern and cost efficient revenue equipment and facilities. At present, the Company is more highly leveraged than some of its competitors. If the Company were unable in the future to obtain financing at acceptable levels, it could be forced to limit the growth or replacement of its equipment and facilities. A significant increase in interest rates could have a material adverse effect on the Company’s results.

The Company is self-insured for cargo loss, physical damage, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. The current retention level per occurrence is $250,000 for Cargo Loss and Workers’ Compensation. The retention level for Liability is $2.0 million per occurrence. If the number of claims or severity of claims for which the Company is self-insured increases from historical levels, operating results could be adversely affected. Also, the Company maintains insurance with licensed insurance companies above the amounts for which it is self-insured. After several years of aggressive pricing, insurance carriers have raised premiums, which have increased the Company’s insurance and claims expense. If these expenses continue to increase and the Company is unable to offset the increase with higher freight rates, earnings could be materially and adversely affected.

The Company is regulated by the DOT. The DOT has broad powers and generally governs activities such as authorization to engage in motor carrier operations, safety and other matters. The EPA adopted the new truck engine emissions standards which became effective for truck engine manufacturers in October 1, 2002. The new regulations decrease the amount of emissions that can be released by truck engines and affect tractors produced after the effective date of the regulations.

Compliance with the new regulations has resulted in increased new equipment prices of approximately $3,000 to $4,000 more per engine. Additionally, the Company has experienced degradations in fuel economy ranging between 8.0% to 12.0%. As of December 31, 2003, the Company had approximately 1,300 trucks in its fleet subject to the new regulations. During 2004, the Company expects to replace approximately 500 to 600 trucks that will also be subject to the aforementioned emissions standards. To the extent the Company is unable to offset such increases in operating costs associated with the environmentally compliant engines with rate increases or cost savings, results of operations could be materially affected.

Effective January 2004, the new hours of service regulations became effective which resulted in the following: 1) an increase in daily drive time to 11 hours from 10 hours, 2) decrease in total on-duty hours from 15 to 14 with no extension of time for breaks, 3) increase in cumulative off-duty hours to 10 compared to 8 previously and 4) restart of weekly hour count following any consecutive 34-hours off-duty. These changes could reduce the amount of time drivers can spend driving if the Company is unable to limit driver’s on-duty non-driving activities.

The Company has increased accessorial charges to customers including stop-pay, loading and unloading fees and equipment detention fees to mitigate the expected impact of these new hours of service regulations. Although it is too early to determine the full impact of the new rules, the Company has experienced minimal disruption to date in its operations. The Company believes that the effect of the new hours of service may adversely impact overall utilization to a degree. However, it has anticipated that the above described increases in accessorial charges and actions taken by customers to improve efficiency will largely mitigate the effect on the Company’s financial results.

Inflation

Inflation could have an adverse impact on the Company's costs of operations. A period of inflation may cause interest rates, revenue equipment prices, wages paid to attract and retain qualified drivers and fuel prices to increase, which would adversely affect results of operations unless corresponding increases in freight rates could be achieved. However, inflation has not had a material effect on the Company’s results of operations or financial condition during the past three years.

Seasonality

In the trucking industry, results of operations generally show a seasonal pattern as customers increase shipments prior to and reduce shipments during and after the winter holiday season. Additionally, shipments can be adversely impacted by winter weather conditions. The Company’s operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather and increased insurance and claims costs due to adverse winter weather conditions. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 is not expected to have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The adoption of SFAS No. 149 had no impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s financial statements.

ITEM 7A.

QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Company has interest rate exposure arising from the Company’s variable rate debt. At December 31, 2003, the Company had $30.2 million of variable rate debt. If interest rates on the Company’s existing variable rate debt were to increase by 10.0% from their December 31, 2003 rates for the next twelve months, there would be no material adverse impact on the Company’s results of operations related to existing debt obligations.

Commodity Price Risk

Fuel is one of the Company’s largest expenditures. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside the Company’s control. Many of the Company’s customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. Fuel surcharges to customers do not fully recover all fuel increases due to engine idle time and out-of-route and empty miles not billable to the customer.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Stockholders U.S. Xpress Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 29, 2002 expressed an unqualified opinion.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

As explained in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142, Goodwill and Other Intangible Assets, in fiscal 2002.

As discussed above, the consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures, with respect to these disclosures in Note 2 for 2001, included (a) agreeing the previously reported net loss to the previously issued consolidated financial statements and the adjustments to reported net loss representing amortization expense (including any related tax effects) recognized in the period related to goodwill that is no longer being amortized as a result of initially applying Statement 142 to the Company’s underlying records obtained from management and (b) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net loss. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ERNST & YOUNG LLP

Chattanooga, Tennessee
February 2, 2004

This report is a copy of the previously issued report of Arthur Andersen LLP which has not been reissued by Arthur Andersen LLP. We are including this copy of Andersen’s Audit Report pursuant to
Rule 2-02(e) of Regulation S-X under the Securities Exchange Act of 1933

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

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
January 29, 2002

U.S.XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
Operating Revenue	$930,509	$862,348	$798,032

Operating Expenses:
Salaries, wages and benefits	325,767	310,439	304,687
Fuel and fuel taxes	135,895	119,090	126,737
Vehicle rents	75,490	68,894	67,754
Depreciation and amortization	37,273	37,461	35,345
Purchased transportation	157,212	143,935	103,987
Operating expenses and supplies	63,978	60,091	52,831
Insurance premiums and claims	48,614	40,459	32,277
Operating taxes and licenses	14,160	12,910	14,154
Communications and utilities	11,210	11,238	11,556
General and other operating expenses	36,494	38,930	35,225
Early extinguishment of debt	-	1,776	-

Total operating expenses	906,093	845,223	784,553

Income from Operations	24,416	17,125	13,479
Interest Expense, net	9,873	13,384	14,937

Income (Loss) Before Income Tax Provision (Benefit)	14,543	3,741	(1,458)
Income Tax Provision (Benefit)	6,900	2,642	(330)

Net Income (Loss)	$7,643	$1,099	$(1,128)

Earnings (Loss) Per Share - basic	$0.55	$0.08	$(0.08)
Earnings (Loss) Per Share - diluted	$0.54	$0.08	$(0.08)

Weighted average shares - basic	13,966	13,888	13,757
Weighted average shares - diluted	14,067	14,043	13,757

   The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$168	$131
Customer receivables, net of allowance of $2,782 and $3,118
in 2003 and 2002, respectively	98,377	92,893
Other receivables	8,794	10,557
Prepaid insurance and licenses	4,770	5,864
Operating and installation supplies	5,011	5,598
Deferred income taxes	10,168	5,306
Other current assets	5,837	7,355

Total current assets	133,125	127,704

Property and Equipment, at cost	345,461	336,384
Less accumulated depreciation and amortization	(123,253)	(109,865)

Net property and equipment	222,208	226,519

Other Assets
Goodwill, net	74,181	71,976
Other	12,280	12,340

Total other assets	86,461	84,316

Total Assets	$441,794	$438,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,608	$16,659
Book overdraft	3,010	6,437
Accrued wages and benefits	12,814	10,818
Claims and insurance accruals	35,888	25,224
Other accrued liabilities	4,680	3,558
Current maturities of long-term debt	24,982	38,956

Total current liabilities	95,982	101,652

Long-Term Debt, net of current maturities	121,597	128,907

Deferred Income Taxes	56,100	48,350

Other Long-Term Liabilities	876	1,198

Commitments and Contingencies
Stockholders' Equity
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	-	-
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 13,556,923
and 13,408,327 shares issued at December 31, 2003 and 2002, respectively	135	134
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
shares issued and outstanding at December 31, 2003 and 2002	30	30
Additional paid-in capital	107,252	106,334
Retained earnings	84,411	76,768
Other comprehensive loss	-	(100)
Treasury Stock, Class A, at cost (2,544,389 shares at December 31, 2003 and 2002)	(24,483)	(24,483)
Notes receivable from stockholders	(82)	(211)
Unamortized compensation on restricted stock	(24)	(40)

Total stockholders' equity	167,239	158,432

Total Liabilities and Stockholders' Equity	$441,794	$438,539

   The accompanying notes are an integral part of these consolidated balance sheets.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities:
Net income (loss)	$7,643	$1,099	$(1,128)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Loss on early extinguishment of debt	-	1,776	-
Deferred income tax provision	2,889	2,598	2,574
Depreciation and amortization	36,699	36,568	35,119
Amortization of restricted stock	16	54	96
Loss on sale of equipment	574	893	226
(Gain) Loss on interest rate swaps, net	(201)	8	192
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(4,054)	(9,244)	6,928
Prepaid insurance and licenses	1,098	(752)	(2,448)
Operating and installation supplies	669	(2,002)	1,029
Other assets	1,283	(2,467)	(2,488)
Accounts payable and other accrued liabilities	9,463	11,378	3,086
Accrued wages and benefits	1,966	2,670	776

Net cash provided by operating activities	58,045	42,579	43,962

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(106,527)	(38,932)	(56,167)
Proceeds from sales of property and equipment	83,603	11,054	45,661
Repayment of notes receivable from stockholders	129	-	22
Acquisition of business	(1,200)	(2,000)	-

Net cash used in investing activities	(23,995)	(29,878)	(10,484)

Cash Flows from Financing Activities:
Payments under lines of credit, net of borrowings	(22,419)	(22,581)	(123,199)
Borrowings under long-term debt	51,094	35,426	106,839
Payments of long-term debt	(60,069)	(40,283)	(3,317)
Additions to deferred financing costs	(89)	(715)	(3,144)
Book overdraft	(3,427)	6,437	(2,940)
Proceeds from exercise of stock options	897	72	103
Proceeds from issuance of common stock	-	889	331

Net cash used in financing activities	(34,013)	(20,755)	(25,327)

Net Change in Cash and Cash Equivalents	37	(8,054)	8,151
Cash and Cash Equivalents, beginning of year	131	8,185	34

Cash and Cash Equivalents, end of year	$168	$131	$8,185

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest	$10,044	$13,271	$14,943
Cash paid (refunded) during the year for income taxes, net	$1,258	$231	$(5,301)
Conversion of operating leases to equipment installment notes	$10,060	$17,050	$-
Addition to property and equipment financed through capital
lease obligation	$-	$-	$13,299

   The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

	Common Stock Class A Class B		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Stockholders	Unamortized Compensation On Restricted Stock	Total
Balance, December 31, 2000	$132	$30	$105,124	$76,797	$(24,483)	$(233)	$(432)	$156,935
Net loss	-	-	-	(1,128)	-	-	-	(1,128)
Issuance of 4,258 shares of Class A Common
Stock for non-employee director compensation	-	-	29	-	-	-	-	29
Issuance of 70,491 shares of Class A Common
Stock for employee stock purchase plan	1	-	330	-	-	-	-	331
Proceeds from exercise of 15,250 options	-	-	103	-	-	-	-	103
Other comprehensive loss, net of tax	-	-	-	(778)	-	-	-	(778)
Repayment of notes receivable from stockholders	-	-	-	-	-	22	-	22
Amortization of restricted stock	-	-	-	-	-	-	96	96

Balance, December 31, 2001	$133	$30	$105,586	$74,891	$(24,483)	$(211)	$(336)	$155,610
Net income	-	-	-	1,099	-	-	-	1,099
Issuance of 2,788 shares of Class A Common
Stock for non-employee director compensation	-	-	30	-	-	-	-	30
Issuance of 124,323 shares of Class A Common
Stock for employee stock purchase plan	1	-	888	-	-	-	-	889
Proceeds from exercise of 10,750 options	-	-	72	-	-	-	-	72
Other comprehensive income, net of tax	-	-	-	678	-	-	-	678
Repurchase of 30,000 shares of restricted stock	-	-	(242)	-	-	-	242	-
Amortization of restricted stock	-	-	-	-	-	-	54	54

Balance, December 31, 2002	$134	$30	$106,334	$76,668	$(24,483)	$(211)	$(40)	$158,432
Net income	-	-	-	7,643	-	-	-	7,643
Issuance of 2,184 shares of Class A Common
Stock for non-employee director compensation	-	-	22	-	-	-	-	22
Proceeds from exercise of 146,412 options	1	-	896	-	-	-	-	897
Other comprehensive income, net of tax	-	-	-	100	-	-	-	100
Repayment of notes receivable from stockholders	-	-	-	-	-	129	-	129
Amortization of restricted stock	-	-	-	-	-	-	16	16

Balance, December 31, 2003	$135	$30	$107,252	$84,411	$(24,483)	$(82)	$(24)	$167,239

   The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

1.     Organization and Operations

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments. U.S. Xpress, Inc. (“U.S. Xpress”) is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems, Inc. (“Xpress Global Systems”), formerly known as CSI/Crown, Inc., provides transportation services primarily to the floorcovering industry and deferred airfreight logistics services from airport to airport.

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

Recognition of Revenue
The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing less than 10% of consolidated revenues, is recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous to the recognition of revenue.

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

Property and Equipment
Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage value). The cost and lives at December 31, 2003 and 2002 are as follows:

		Cost
	Lives	2003	2002
Land and buildings	10-30 years	$43,936	$44,080
Revenue and service equipment	3-7 years	238,658	235,978
Furniture and equipment	3-7 years	24,442	22,793
Leasehold improvements	5-6 years	19,902	17,607
Computer software	1-5 years	18,523	15,926

		$345,461	$336,384

The Company recognized $32,533, $32,615 and $28,445 in depreciation expense in 2003, 2002 and 2001, respectively. Losses on the sale of equipment of $574, $893 and $226 for 2003, 2002 and 2001, respectively, are included in depreciation and amortization expense in the consolidated statements of operations.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s statements of operations with the exception of gains on trade-ins, which are included in the basis of the new asset. Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill
Goodwill is recorded at cost based on the excess of the purchase price over the fair value of assets acquired. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets,” on January 1, 2002, the Company amortized goodwill based on estimated useful lives ranging from 20 to 40 years using the straight-line method.

Under the provisions of SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company has completed the annual impairment test for fiscal 2003 and 2002, as required by the Statement and determined goodwill is not impaired. Any subsequent impairment losses will be reflected as a component of income from operations in the consolidated statements of operations. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income (loss) and earnings (loss) per share would have been as follows:

	Year Ended December 31,
	2003	2002	2001
Net Income (Loss), as reported	$7,643	$1,099	$(1,128)
Add goodwill amortization, net of tax	-	-	1,366

Pro forma Net Income	$7,643	$1,099	$238

Earnings (Loss) Per Share, as reported - basic	$0.55	$0.08	$(0.08)
Add goodwill amortization, net of tax	-	-	0.10

Earnings Per Share, pro forma - basic	$0.55	$0.08	$0.02

Earnings (Loss) Per Share, as reported - diluted	$0.54	$0.08	$(0.08)
Add goodwill amortization, net of tax	-	-	0.10

Earnings Per Share, pro forma - diluted	$0.54	$0.08	$0.02

Deferred Financing Costs
Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective obligation. Amortization expense was $374, $480 and $1,931 in 2003, 2002 and 2001, respectively. Accumulated amortization was $641 and $266 as of December 31, 2003 and 2002, respectively.

Computer Software
The Company accounts for computer software in accordance with the AICPA’s Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer software is included in property and equipment and is being amortized on a straight-line basis over 18 months to 5 years. The Company recognized $3,792, $3,473 and $2,901 of amortization expense in 2003, 2002 and 2001, respectively. Accumulated amortization was $13,117 and $9,325 at December 31, 2003 and 2002, respectively.

Book Overdraft
Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Investment in Transplace
On July 1, 2000, the Company and five other large transportation companies merged their logistics business units into a commonly owned, Internet-based global transportation logistics company, Transplace. The Company’s approximate 12.0% interest is carried on a cost basis. See Note 8 regarding certain relationships and related transactions.

Claims and Insurance Accruals
Claims and insurance accruals consist of cargo loss, physical damage, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2003 and 2002, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends.

Earnings (Loss) Per Share
The difference between basic and diluted earnings (loss) per share is due to the assumed conversion of outstanding options. Due to the loss in 2001, the options are anti-dilutive and are not considered in earnings (loss) per share. The computation of basic and diluted earnings (loss) per share is as follows:

	Year Ended December 31,
	2003	2002	2001
Net Income (Loss)	$7,643	$1,099	$(1,128)

Denominator:
Weighted average common shares outstanding	13,966	13,888	13,757
Equivalent shares issuable upon exercise of stock options	101	155	-

Diluted shares	14,067	14,043	13,757

Earnings (Loss) per share:
Basic	$0.55	$0.08	$(0.08)
Diluted	$0.54	$0.08	$(0.08)

Stock-Based Compensation
The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the years ended December 31, 2003, 2002 and 2001, as indicated below:

	Year Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$7,643	$1,099	$(1,128)
Stock-based employee compensation, net of tax	(385)	(575)	(433)

Pro forma net income (loss)	$7,258	$524	$(1,561)

Net income (loss) per share, basic, as reported	$0.55	$0.08	$(0.08)
Net income (loss) per share, basic, pro forma	$0.52	$0.04	$(0.11)
Net income (loss) per share, diluted, as reported	$0.54	$0.08	$(0.08)
Net income (loss) per share, diluted, pro forma	$0.52	$0.04	$(0.11)

The fair value of each employee stock option grant was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk free interest rate	3.41%	4.47%	5.09%
Dividend Yield	0.00%	0.00%	0.00%
Expected volatility	59.60%	58.30%	62.50%
Expected life	3.5 years	5.0 years	5.0 years

The weighted average fair value of options granted during 2003, 2002 and 2001 was $12.21, $6.22 and $3.97, respectively.

Recent Accounting Pronouncements
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 is not expected to have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The adoption of SFAS No. 149 had no impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period’s presentation.

3. Acquisitions

On October 17, 2003, the Company acquired certain assets and assumed certain liabilities of a less-than-truckload carrier for a purchase price of $1.2 million in cash. The purchase price consisted of assets acquired of $684 relating to revenue equipment, accounts receivable and other long-term assets and approximately $1.5 million in liabilities primarily related to the financing of revenue equipment. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the consolidated balance sheets and totaled approximately $2.0 million. Under the terms of the acquisition, the Company is required to pay to the former shareholders a percentage of revenue, as defined in the agreement, over a five year period.

On October 24, 2002, the Company acquired certain assets and assumed certain liabilities of a truckload carrier for a purchase price of $2.0 million in cash. The purchase price consisted of assets acquired of approximately $4.2 million primarily related to revenue equipment and approximately $5.3 million in liabilities primarily related to the financing of revenue equipment. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the consolidated balance sheets and totaled approximately $3.1 million. Under the terms of the acquisition, additional consideration may be paid over a three-year period contingent upon revenue growth with a customer of the acquired company.

The acquisitions were accounted for under the provisions of SFAS No. 141, “Business Combinations,” and the results of operations have been included in the accompanying consolidated financial statements since their respective dates of acquisition. Pro-forma disclosures of the acquisitions have not been included, as the overall impact of each acquisition was not material to the Company’s operating results.

4. Income Taxes

The income tax provision (benefit) for 2003, 2002 and 2001 consisted of the following:

	December 31,
	2003	2002	2001
Current:
Federal	$3,607	$493	$(3,139)
State	404	219	235

	4,011	712	(2,904)
Deferred	2,889	2,598	2,574

Income tax provision (benefit)	$6,900	$3,310	$(330)

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

	December 31,
	2003	2002	2001
Federal income tax at statutory rate	$5,089	$1,931	$(510)
State income taxes, net of federal income tax benefit	218	143	(38)
Non-deductible goodwill amortization	-	-	391
Non-deductible per diem paid to drivers	2,168	2,071	-
Federal and State Income Tax Credits	(204)	(1,126)	-
Other, net	(371)	291	(173)

Income tax provision (benefit)	$6,900	$3,310	$(330)

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Deferred tax assets:
Allowance for doubtful accounts	$592	$515
Insurance and claims reserves	10,090	5,204
Alternative minimum tax credit carry forwards	-	4,388
Other reserves	-	197
State net operating loss and credit carry forwards	2,191	2,566

Total deferred tax assets	$12,873	$12,870

	December 31,
	2003	2002
Deferred tax liabilities:
Book over tax basis of property and equipment	$49,960	$47,555
Deductible goodwill amortization	7,538	7,430
Prepaid license fees	277	313
Other	1,030	616

Total deferred tax liabilities	$58,805	$55,914

At December 31, 2003 and 2002, the Company had approximately $1,241 of state net operating loss carry forwards and $2,130 of state tax credit carry forwards. The state loss carry forwards may be carried forward between 5 and 20 years, depending on the state and may be used to offset otherwise taxable income. Some state tax credit carry forwards expire after 10 years while others will never expire, depending on the state. These credit carry forwards may be used in future years to offset the Company’s regular state tax liability.

5. Long-Term Debt

Long-term debt at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
Obligation under line of credit with a group of banks, weighted average
interest rate of 4.00% at December 31, 2002, maturing March 2007	$-	$22,419
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.30% and 6.88% at December 31, 2003 and 2002, respectively, due in monthly installments with final maturities at various dates ranging from January 2004 to July 2011, secured by
related revenue equipment	120,215	116,389
Mortgage note payable, interest rate of 6.73% at December 31, 2003 and 2002, due in monthly installments through October 2010, with final
payment of $6.3 million, secured by real estate	8,709	8,979
Mortgage note payable, interest rate of 4.92% and 5.06% at December 31, 2003 and 2002, respectively, due in monthly installments through August 2007, with
final payment of $8.9 million, secured by real estate	13,994	15,405
Capital lease obligations maturing June 2004 to November 2007	3,430	4,443
Other	231	228

	146,579	167,863
Less: current maturities of long-term debt	(24,982)	(38,956)

	$121,597	$128,907

Line of Credit
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

The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability, as defined. At December 31, 2003 and 2002, the Applicable Margin was 0.75% for Base Rate Loans and 2.25% for LIBOR Loans, respectively. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time.

At December 31, 2003, $36.2 million in letters of credit were outstanding under the facility with $53.7 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

Effective January 1, 2003, the Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which resulted in a reclassification of an extraordinary loss, which occurred during fiscal 2002, from the early extinguishment of debt of $1.1 million, net of tax, to income from operations in the accompanying consolidated statements of operations.

Covenants and Restrictions
The line of credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: 1) limits the Company’s future capital expenditures; 2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and 3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent.

Debt Maturities
As of December 31, 2003, the scheduled principal payments of long-term debt are as follows:

2004	$24,982
2005	28,191
2006	25,909
2007	36,219
2008	20,801
Thereafter	10,477

Total	$146,579

6. Comprehensive Income (Loss)

Comprehensive income (loss) consisted of the following components (net of related tax effects) for the years ended December 31, 2003, 2002 and 2001, respectively:

	Year Ended December 31,
	2003	2002	2001
Net income (loss)	$7,643	$1,099	$(1,128)
Net gain (loss) on current period cash flow hedges	-	312	(778)
Amortization of hedge de-designation	100	366	-

Total	$7,743	$1,777	$(1,906)

7. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through November 2010. Rental expense under non-cancelable operating leases was approximately $84,579, $78,781 and $77,533 for 2003, 2002 and 2001, respectively. Revenue equipment lease terms are generally 3 to 4 years for tractors and 5 to 7 years for trailers. Substantially all revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $103,471 at December 31, 2003. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years are as follows:

	Revenue Equipment	Other	Total
2004	$61,568	$9,735	$71,303
2005	44,834	6,619	51,453
2006	38,861	4,040	42,901
2007	21,098	2,009	23,107
2008	4,644	999	5,643
Thereafter	7,031	505	7,536

8. Related Party Transactions

The Company leases certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $878, $927 and $888 was recognized in connection with these leases during 2003, 2002 and 2001, respectively.

The two principal stockholders of the Company and certain partnerships controlled by their families own 45.0% of the outstanding common stock of Transcommunications, Inc. (“Transcom”). The Company utilizes Transcom charge cards for over-the-road fuel purchases, driver advances and driver payroll. The Company paid Transcom $245, $252 and $230 in fees for these services in 2003, 2002 and 2001 respectively. Transcom also provides communications services to the Company and its drivers. Total payments by the Company to Transcom for these services were approximately $1,019, $683 and $445 in 2003, 2002 and 2001, respectively.

On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company earned revenues of approximately $26.0 million, $28.3 million and $30.8 million from Transplace in 2003, 2002 and 2001, respectively, for providing transportation services.

9. Commitments and Contingencies

Effective November 15, 2002, the Company entered into an agreement with Forward Air, Inc. (“Forward Air”) to settle all claims in the action brought by Forward Air against the Company and certain of its subsidiaries. Forward Air, a deferred airfreight service provider, had filed a lawsuit in the United States District Court in Greeneville, Tennessee, in which Forward Air asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company’s use of the name “Dedicated Xpress Services, Inc.” As a result of the settlement, the Company recorded a litigation charge of $1.7 million in 2002, which includes fees and expenses associated with the litigation. The charge has been included in general and other operating expenses in the consolidated statements of operations.

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company has letters of credit of $36.2 million outstanding as of December 31, 2003. The letters of credit are maintained primarily to support the Company’s insurance program.

10. Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to changes in interest rates. The Company does not use them for trading or speculative purposes. On March 29, 2002, the Company entered into a new revolving credit agreement. Prior to that date, the Company designated its interest rate swap agreements as cash flow hedges, in which changes in fair value were recognized in other comprehensive income.

In connection with entering into the new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized to interest expense over the remaining terms of the respective agreements with any future changes in the market value also reflected as interest expense in the consolidated statements of operations. For the years ended December 31, 2003 and 2002, the Company recognized $(201) and $8, respectively, to interest expense in conjunction with the de-designation of the interest rate swap agreements. As of December 31, 2003 and 2002, the interest rate swap’s fair value was $0 and $433, respectively, and was recorded in other long-term liabilities in the accompanying consolidated balance sheets.

The Company’s interest rate swap agreements expired during the period ended December 31, 2003. Prior to the expiration, the Company received interest payments at rates equal to LIBOR, reset quarterly, and paid interest at fixed amounts as indicated below:

Notional Amounts	Fixed Rate Component %	Variable Rate Component %	Effective Date	Expiration Date
$10,000	5.730	1.6338	February 6, 1998	February 6, 2003
15,000	5.705	1.6338	February 6, 1998	February 6, 2003
10,000	5.145	1.6338	August 6, 1999	February 6, 2003
10,000	5.565	1.8900	September 8, 1998	September 8, 2003

11. Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of six years. The Company recognized $1,256, $1,253 and $1,277 in expense under this employee benefit plan for 2003, 2002 and 2001, respectively, which has been included in salaries, wages and benefits in the accompanying consolidated statements of operations.

12. Stockholders’ Equity

Common Stock
Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to two votes per share. Once the Class B Common Stock is no longer held by the two principal stockholders of the Company or their families as defined, the stock is automatically converted into Class A Common Stock on a share for share basis.

Preferred Stock
Effective December 31, 1993, the Board of Directors approved the designation of 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors has the authority to issue these shares and to determine the rights, terms and conditions of the preferred stock as needed.

Incentive Stock Plans
The Company maintains the U.S. Xpress Enterprises, Inc. 1993 Incentive Stock Plan (the “1993 Plan”) and the U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), (collectively, the 1993 Plan and the 2002 Plan are referred to herein as the “Plans”). The Plans provide for the issuance of shares of restricted common stock of the Company, as well as both incentive and nonstatutory stock options. There may be issued under the Plans (as restricted stock, in payment of performance grants or pursuant to the exercise of stock options) an aggregate of not more than 1,038,138 shares of Class A Common Stock under the 1993 Plan and 1,000,000 shares of Class A Common Stock under the 2002 Plan. Participants of the Plans may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plans, the Company may issue restricted shares of common stock, grant options or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability or retirement of the employee. In May 2003, the Company registered the 1,000,000 shares of Class A Common Stock under the 2002 Plan.

Under a 1993 sale of restricted stock to certain stockholder employees, notes receivable from stockholders were issued. The notes bear interest at 6.0% and are due to the Company upon demand. As of December 31, 2003 and 2002, amounts outstanding under the notes were $82 and $211, respectively.

Non-Employee Directors Stock Plan
In August 1995, the Company adopted the 1995 Non-Employee Directors Stock Award and Option Plan (the “1995 Directors Stock Plan”) providing for the issuance of stock options to non-employee directors upon their election to the Company’s Board of Directors. The Directors Stock Plan also provides non-employee directors the option to receive certain board-related compensation in the form of the Company’s Class A Common Stock in lieu of cash. The number of shares of Class A Common Stock available for option or issue under the Directors Stock Plan may not exceed 50,000 shares.

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

In May 2003, the Company adopted the 2003 Non-Employee Directors Stock Award and Option Plan (the “2003 Directors Stock Plan”). The terms of the 2003 Directors Stock Plan are consistent with the 1995 Directors Stock Plan, including 50,000 shares of Class A Common Stock available for option or issue.

Employee Stock Purchase Plan (“ESPP”)
In August 1997, the Company adopted an ESPP through which employees meeting certain eligibility criteria may purchase shares of the Company’s common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company’s common stock, subject to certain limitations, at a 15.0% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25,000 per calendar year. The Company has reserved 300,000 shares for issuance under the ESPP. In January and July 2002, employees purchased 50,796 and 73,527 shares of the Company’s Class A Common Stock at $5.76 and $8.12 per share, respectively. In January and July 2001, employees purchased 22,042 and 48,449 shares of the Company’s Class A Common Stock at $4.73 and $4.68 per share, respectively. Under the terms of the ESPP, the plan expired July 1, 2002.

In May 2003, the Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s common stock at a 15% discount of the fair market value, as defined. Consistent with the previous ESPP plan, common stock is purchased for employees in January and July of each year and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25,000 per calendar year. The Company has reserved 500,000 shares of Class A Common Stock under the terms of the Plan. In January 2004, employees purchased 7,812 shares of the Company’s Class A Common Stock at $9.49 per share.

Stock Options
Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. As options were granted at fair value, no compensation expense has been recognized. A summary of the Company’s stock option activity for 2003, 2002 and 2001 follows:

	Shares	Option Price		Weighted Average Exercise Price
Outstanding at December 31, 2000	706,426	$4.72 -	$20.88	$9.33
Granted at market price	50,600	6.88 -	7.10	6.89
Exercised	(15,250)	6.50 -	6.88	6.75
Canceled or expired	(76,000)	6.50 -	19.13	10.11

Outstanding at December 31, 2001	665,776	4.72 -	20.88	9.11
Granted at market price	328,400	11.45 -	11.50	11.50
Exercised	(10,750)	6.50 -	6.88	6.67
Canceled or expired	(145,550)	6.50 -	12.25	9.73

Outstanding at December 31, 2002	837,876	4.72 -	20.88	9.97
Granted at market price	13,600	11.06 -	12.63	12.21
Exercised	(146,412)	4.72 -	11.50	6.13
Canceled or expired	(16,955)	6.50 -	20.88	16.17

Outstanding at December 31, 2003	688,109	6.50 -	20.88	14.93

The following is a summary of the stock options outstanding at December 31, 2003:

Exercise Price Range		Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$6.50 -	$8.06	261,859	5.8	$6.90	229,945	$6.83
$9.50 -	$12.63	320,050	7.8	11.67	142,888	11.81
$15.00 -	$20.88	106,200	4.0	17.80	76,200	18.91

As of December 31, 2003, 449,033 of the options outstanding were exercisable with a weighted average exercise price of $14.31 per share. As of December 31, 2002, 391,283 of the options outstanding were exercisable with a weighted average exercise price of $9.75 per share. As of December 31, 2001, 309,701 of the options outstanding were exercisable with a weighted average exercise price of $9.71 per share.

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

	U.S. Xpress	Xpress Global Systems	Consolidated
Year Ended December 31, 2003
Revenues - external customers	$792,667	$137,842	$930,509
Intersegment revenues	35,193	-	35,193
Operating income	21,915	2,501	24,416
Depreciation and amortization	35,649	1,624	37,273
Goodwill at carrying value	67,328	6,853	74,181
Total assets	391,310	50,484	441,794
Capital expenditures	103,535	2,992	106,527

Year Ended December 31, 2002
Revenues - external customers	$747,542	$114,806	$862,348
Intersegment revenues	30,345	-	30,345
Operating income	20,022	573	20,595
Depreciation and amortization	36,040	1,421	37,461
Goodwill at carrying value	67,160	4,816	71,976
Total assets	406,472	32,067	438,539
Capital expenditures	37,139	1,793	38,932

Year Ended December 31, 2001
Revenues - external customers	$714,953	$83,079	$798,032
Intersegment revenues	21,942	-	21,942
Operating income (loss)	15,103	(1,624)	13,479
Depreciation and amortization	33,956	1,389	35,345
Goodwill at carrying value	64,059	4,816	68,875
Total assets	391,256	26,212	417,468
Capital expenditures	54,565	1,602	56,167

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $9,873, $13,384 and $14,937 in 2003, 2002 and 2001, respectively, and settlement of a litigation matter of $1,694 and early extinguishment of debt of $1,776 in 2002, which are considered corporate expenses.

15.     Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2003
Operating revenue	$220,666	$231,934	$238,323	$239,586	$930,509
Income from operations	3,170	6,938	7,569	6,739	24,416
Income before income taxes	242	4,428	5,322	4,551	14,543
Net income	121	2,214	2,661	2,647	7,643
Earnings per share - basic	$0.01	$0.16	$0.19	$0.19	$0.55
Earnings per share - diluted (1)	$0.01	$0.16	$0.19	$0.19	$0.54
Year Ended December 31, 2002
Operating revenue	$197,220	$215,636	$220,066	$229,426	$862,348
Income from operations	1,064	5,642	5,809	4,610	17,125
Income (loss) before income taxes	(2,341)	2,037	2,687	1,358	3,741
Net income (loss)	(1,437)	931	1,082	523	1,099
Earnings (loss) per share - basic (1)	$(0.10)	$0.07	$0.08	$0.04	$0.08
Earnings (loss) per share - diluted (1)	$(0.10)	$0.07	$0.08	$0.04	$0.08

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

Disclosure Concerning Absence of Arthur Andersen LLP Consent

On August 31, 2002, Arthur Andersen LLP (“Andersen”) voluntarily ceased to audit public companies and it is no longer licensed to practice as a public accountant. As a result, after a reasonable effort, we are unable to obtain the consent of Andersen for the incorporation by reference of the report dated January 29, 2002 included in our Annual Report on Form 10-K for the year ended December 31, 2003. Under these circumstances, Rule 437a under the Securities Act of 1933 permits us to file a Registration Statement without a written consent from Andersen. We are not able to obtain the written consent of Andersen to incorporate this report by reference into our previously filed registration statements on Form S-8, File numbers 33-91238, 33-94878, 33-99728 and 333-37795. Accordingly, investors will not be able to sue Andersen pursuant to Section 11 of the Securities Act relating to those registration statements and therefore may have their recovery limited as a result of the lack of consent. The ability of investors to recover from Andersen may also be limited as a result of their financial condition or other matters relating to the various civil and criminal lawsuits relating to them.

ITEM 9A.      CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, an evaluation under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no significant changes in our internal control over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting during the fourth fiscal quarter of the period covered by this report.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections entitled “Nominees for Directorships” and “Compliance with Reporting Requirements” in the Proxy Statement of the registrant for the annual meeting of shareholders to be held May 13, 2004 is incorporated herein by reference. Information regarding the executive officers of the registrant is presented in Part I of this report.

The Company has adopted a code of ethics that applies to the co-chairmen, chief financial officer, principal accounting officer and controller and any persons performing similar functions. A copy of this code of ethics is available on the Company’s website. In the event waivers or amendments are granted under the code of ethics, such waivers or amendments will be posted on the Company’s website for one year from the date the waiver is granted.

The information set forth in the 2004 Proxy Statement regarding the identity of the audit committee members and the audit committee financial expert under the caption, “Committees of the Board of Directors” is hereby incorporated by reference.

ITEM 11.      EXECUTIVE COMPENSATION

The information set forth under the captions “Director Compensation” and “Executive Compensation and Other Information” of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                       RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Voting Securities and Principal Holders Thereof” and “Equity Compensation Plan Information” of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption “Election of Directors” and “Certain Transactions” of the 2004 Proxy Statement is incorporated herein by reference.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information found in the 2004 Proxy Statement under the caption “Ratification of Appointment of Auditors,” is hereby incorporated by reference.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements:

The financial statements are set forth in Part II, Item 8.

2. Financial Statement Schedules:

Report of Independent Public Accountants
Schedule II — Valuation and Qualifying Accounts

3. Exhibits:

See the Exhibit Index listing beginning on Page 50 of this Form 10-K.

(b)	Reports on Form 8-K
The following reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2003:

Form 8-K, filed October 17, 2003, announcing financial results for the quarter ended September 30, 2003.

This report is a copy of the previously issued report of Arthur Andersen LLP which has not been reissued by Arthur Andersen LLP. We are including this copy of Andersen’s Audit Report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Exchange Act of 1933

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

/s/ ARTHUR ANDERSEN LLP

Chattanooga, Tennessee
January 29, 2002

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED
DECEMBER 31, 2003, 2003 AND 2001
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost/Expenses	Charged to Other (1)	Deductions(2)	Balance at End of Period
FOR THE YEAR ENDED 12/31/03
Reserve for doubtful accounts	$3,118	$1,357	$95	$1,788	$2,782

FOR THE YEAR ENDED 12/31/02
Reserve for doubtful accounts	3,419	1,389	80	1,770	3,118

FOR THE YEAR ENDED 12/31/01
Reserve for doubtful accounts	4,019	1,223	194	2,017	3,419

(1)	For the year ended 12/31/03
	Recoveries on accounts written off	$95

	For the year ended 12/31/02
	Recoveries on accounts written off	$80

	For the year ended 12/31/01
	Recoveries on accounts written off	$194

(2)	Accounts written off

(c)         EXHIBITS

Exhibit No.           Description

(1)	3.1	Restated Articles of Incorporation of the Company.

(1)	3.2	By-Laws of the Company.

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.2	By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.3	Stock Purchase Agreement dated June 10, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company.

(1)	4.4	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994 by and between Max L. Fuller and Patrick E. Quinn.

(1)	10.1	Accounts Financing Agreement (Security Agreement) dated February 2, 1988, as amended, between Congress Financial Corp. (Southern) and Southwest Motor Freight, Inc.

(1)	10.2	Security Agreement dated December 18, 1985, as amended, by and between Exchange National Bank of Chicago and U.S. Xpress, Inc.

(1)	10.3	Security Agreement dated September 17, 1987, as amended, by and between Exchange National Bank of Chicago and Crown Transport Systems, Inc.

(1)	10.4	1993 Incentive Stock Plan of the Company.*

(1)	10.5	Stock Option Agreement Under 1993 Incentive Stock Plan.*

(1)	10.6	Stock Rights and Restrictions Agreement for Restricted Stock Award Under 1993 Incentive Stock Plan.*

(1)	10.7	Self-Funded Employee Benefits Plan Document of the Company.*

(1)	10.8	Service Agreement dated May 2, 1994 by and between TTC, Illinois, Inc. and the Company for the provision of leased personnel to the Company.

(1)	10.9	Salary Continuation Agreement dated June 10, 1993 by and between the Company and Max L. Fuller.*

(1)	10.10	Salary Continuation Agreement dated June 10, 1993 by and between the Company and Patrick E. Quinn.*

(1)	10.11	Stock Purchase Agreement dated November 28, 1990 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Southwest Motor Freight, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Southwest Motor Freight, Inc.

(1)	10.12	Stock Purchase Agreement dated September 30, 1992 by and between the Company and Clyde Fuller for the acquisition by the Company of the capital stock of Chattanooga Leasing, Inc. held by Mr. Fuller, such stock constituting all of the issued and outstanding capital stock of Chattanooga Leasing, Inc.

(1)	10.13	Articles of Merger and Plan of Merger filed February 24, 1993, pursuant to which Chattanooga Leasing, Inc. was merged with and into Southwest Motor Freight, Inc.

Exhibit No.           Description

(1)	10.14	Stock Purchase Agreement dated January 1, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress, Inc.

(1)	10.15	Stock Purchase Agreement dated January 1, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company for the acquisition by the Company of the capital stock of U.S. Xpress Leasing, Inc. held by Messrs. Fuller and Quinn, such stock constituting all of the issued and outstanding capital stock of U.S. Xpress Leasing, Inc.

(1)	10.16	Stock Purchase Agreement dated March 10, 1994 by and between the Company and L.D. Miller, III for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Mr. Miller, such stock constituting 40% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

(1)	10.17	Stock Purchase Agreement dated March 17, 1994 by and between the Company, Patrick E. Quinn and Max L. Fuller for the acquisition by the Company of the capital stock of Crown Transport Systems, Inc. held by Messrs. Quinn and Fuller, such stock constituting 60% of the issued and outstanding capital stock of Crown Transport Systems, Inc.

(1)	10.18	Stock Purchase Agreement dated March 18, 1994 by and between the Company and Ken Adams for the acquisition by the Company of 50% of the capital stock of Hall Systems, Inc. held by Mr. Adams and the grant of an option to the Company to purchase the remaining 50% of the capital stock of Hall Systems, Inc. from Mr. Adams, exercisable beginning April 1, 1997.

(2)	10.19	Software Acquisition Agreement dated September 15, 1994 by and among Qualcomm Incorporated, Xpress Data Services, Inc., U.S. Xpress Enterprises, Inc., Patrick E. Quinn, Max L. Fuller, Information Management Solutions, Inc. and James Coppinger.

(3)	10.20	Stock Purchase Agreement dated October 31, 1994 by and between the Company and Ken Frohlich for the acquisition by the Company of the capital stock of National Freight Systems, Inc. held by Mr. Frohlich, such stock constituting all of the issued and outstanding capital stock of National Freight Systems, Inc.

(4)	10.21	Asset Purchase Agreement with respect to acquisition of CSI/Reeves, Inc.

(5)	10.22	Stock Purchase Agreement with respect to Hall Systems, Inc.

(5)	10.23	Credit Agreement with NationsBank.

(6)	10.24	Amendment No. 1 to Credit Agreement with NationsBank.

(7)	10.25	Asset Purchase Agreement dated June 18, 1996 with respect to acquisition of Michael Lima Transportation, Inc.

(7)	10.26	Asset Purchase Agreement dated April 1, 1997 with respect to acquisition of assets from Rosedale Transport, Inc. and Rosedale Transport, Ltd.

(7)	10.27	Asset Purchase Agreement dated April 25, 1997 with respect to acquisition of JTI, Inc.

(8)	10.28	Loan and Security Agreement dated June 24, 1997 by and between Wachovia Bank, N.A. and U.S. Xpress Leasing.

Exhibit No.           Description

(9)	10.29	Stock Purchase Agreement dated as of December 24, 1997 by and between U.S. Xpress Enterprises, Inc. and Richard H. Schaffer, Richard H. Schaffer Irrevocable Trust dated December 24, 1991 and Richard H. Schaffer Irrevocable Non-Withdrawal Trust dated December 24, 1991.

(9)	10.30	Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(10)	10.31	Investment and Participation Agreement between U.S. Xpress Enterprises, Inc. and Wachovia Capital Markets, Inc.

(10)	10.32	Acquisition, Agency, Indemnity and Support Agreement between U.S. Xpress Enterprises, Inc. and Wachovia Capital Markets, Inc.

(10)	10.33	Lease Agreement between U.S. Xpress Enterprises, Inc. and Wachovia Capital Markets, Inc.

(11)	10.34	Agreement and Plan of Merger dated as of July 7, 1998 among U.S. Xpress Enterprises, Inc., PST Acquisition Corp. and PST Vans, Inc.

(12)	10.35	First Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(12)	10.36	Second Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(12)	10.37	Third Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(12)	10.38	Fourth Amendment to Credit Agreement dated as of January 15, 1998 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., NationsBank, N.A., BankBoston, N.A., SunTrust Bank, Chattanooga, N.A. and the banks listed therein.

(13)	10.39	First Amendment to the Investment and Participation Agreement dated as of November 12, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13)	10.40	Second Amendment to the Investment and Participation Agreement dated as of March 30, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13)	10.41	Third Amendment to the Investment and Participation Agreement dated as of June 13, 2000, among U.S. Xpress Enterprises, Inc. and Wachovia Capital Investments, Inc.

(13)	10.42	U.S. Xpress Enterprises Employment Agreement with Cort J. Dondero dated as of June 13, 2000 by and between U.S. Xpress Enterprises, Inc. and Cort J. Dondero.*

(13)	10.43	Initial Subscription Agreement of Transplace.com, LLC, entered into as of April 19, 2000 by Transplace.com, LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc.

(13)	10.44	Operating Agreement of Transplace.com, LLC, made and entered into as of April 19, 2000 by Transplace.com, LLC, a Nevada Limited Liability Company, and Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., U.S. Xpress Enterprises, Inc., and Werner Enterprises, Inc. and Transplace.com, LLC.

Exhibit No.           Description

(14)	10.45	Amended and Restated Credit Agreement dated as of January 31, 2001 among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., Bank of America, N.A., Fleet National Bank, SunTrust Bank, and the banks listed therein.

(15)	10.46	Waiver under and First Amendment to Credit Agreement dated April 27, 2001, but effective as of March 31, 2001, among U.S. Xpress Enterprises, Inc., the banks listed in the waiver and amendment, and Wachovia Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, and SunTrust Bank, as Co-Agent.

(15)	10.47	Second Amendment to and Waiver under Amended and Restated Credit Agreement dated July 11, 2001, by and among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, N.A., Bank of America, N.A., Fleet National Bank, SunTrust Bank, AmSouth Bank, The Chase Manhattan Bank, LaSalle Bank National Association, and First Tennessee Bank, N.A.

(16)	10.48	Fourth Amendment to Amended and Restated Credit Agreement dated December 21, 2001, by and among U.S. Xpress Enterprises, Inc., Wachovia Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as Documentation Agent, SunTrust Bank, as Co-Agent, and Wachovia Bank, N.A., Bank of America, N.A., Fleet National Bank, SunTrust Bank, AmSouth Bank, JP Morgan Chase Bank (formerly, The Chase Manhattan Bank), LaSalle Bank National Association, and First Tennessee Bank, N.A., as Banks.

(17)	10.49	Term Loan Agreement, dated December 21, 2001, by and between U.S. Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

(17)	10.50	Security Agreement dated December 21, 2001, by and between U.S. Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

(17)	10.51	First Amendment to Security Agreement dated January 30, 2002, by and between U.S. Xpress Leasing, Inc. and DaimlerChrysler Services North America LLC.

(17)	10.52	Security Agreement dated December 21, 2001, and related form of Promissory Note by and between U.S. Xpress Leasing, Inc. and Transport International Pool, Inc.

(18)	10.53	Revolving Credit Agreement dated March 29, 2002, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent, and the participating Lenders thereon.

(18)	10.54	Security Agreement dated March 29, 2002, by and among U.S. Xpress Enterprises, Inc., U.S. Xpress, Inc., CSI/Crown, Inc., Xpress Air, Inc., Xpress Company Store, Inc., CSI Acquisition Corporation, Dedicated Xpress Services, Inc. and Fleet Capital Corporation.

(19)	10.55	First Amendment to Revolving Credit Agreement dated August 29, 2002, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent and the participating Lenders thereon.

(19)	10.56	Second Amendment and Consent to Revolving Credit Agreement dated October 21, 2002, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc. as Arranger, LaSalle Bank National Association, as Syndication Agent and the participating Lenders thereon.

(20)	10.57	U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan.*

Exhibit No.           Description

(21)	10.58	2003 Employee Stock Purchase Plan.*

(22)	10.59	2003 Non-Employee Directors Stock Award and Option Plan*

(23)	10.61	Fourth Amendment to Revolving Credit Agreement dated November 13, 2003 by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent and the participating Lenders thereon.

(24)	10.60	Third Amendment to Revolving Credit Agreement dated February 14, 2003 by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent and the participating Lenders thereon.

(25)	16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 17, 2002.

21	List of the current subsidiaries of the Company.

23.1	Consent of Ernst & Young LLP.

23.2	Statement Concerning Absence of Current Written Consent of Arthur Andersen LLP.

31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15 d - 15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15 d - 15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Exchange Act Rules 13a-15(e) and 15 d - 15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement
(1)	Filed in Registration Statement on Form S-1 dated May 20, 1994. (SEC File No. 33-79208)
(2)	Filed in Pre-Effective Amendment No. 2 to Registration Statement on Form S-1 dated October 4,1994. (SEC File No. 33-79208)
(3)	Filed in Form 10-Q dated November 17, 1994 (SEC Commission File No. 0-24806)
(4)	Filed in Form 10-Q dated November 10, 1995 (SEC Commission File No. 0-24806)
(5)	Filed in Form 10-Q dated February 13, 1996 (SEC Commission File No. 0-24806)
(6)	Filed in Form 10-Q dated November 14, 1996 (SEC Commission File No. 0-24806)
(7)	Filed in Form 10-K dated March 31, 1997 (SEC Commission File No. 0-24806)
(8)	Filed in Registration Statement Form S-1 dated August 19, 1997
(9)	Filed in Form 8-K dated January 29, 1998 (SEC Commission File No. 0-24806)
(10)	Filed in Form 10-Q dated March 31, 1998 (SEC Commission File No. 0-24806)
(11)	Filed in Form S-4 dated July 30, 1998 (SEC Commission File No. 333-59377)
(12)	Filed in Form 10-Q dated March 31, 2000 (SEC Commission File No. 0-24806)
(13)	Filed in Form 10-Q dated June 30, 2000 (SEC Commission File No. 0-24806)
(14)	Filed in Form 10-K dated April 2, 2001 (SEC Commission File No. 0-24806)
(15)	Filed in Form 10-Q dated June 30, 2001 (SEC Commission File No. 0-24806)

(16)	Filed in Form 8-K dated December 28, 2001 (SEC Commission File No. 0-24806)
(17)	Filed in Form 10-K dated April 1, 2002 (SEC Commission File No. 0-24806)
(18)	Filed in Form 10-Q dated May 15, 2002 (SEC Commission File No. 0-24806)
(19)	Filed in Form 10-Q dated November 14, 2002 (SEC Commission File No. 0-24806)
(20)	Filed as Annex A to the 2002 Proxy Statement dated April 15, 2002 (SEC Commission File No. 0-24806)
(21)	Filed as Annex A to the 2003 Proxy Statement dated April 10, 2003 (SEC Commission File No. 0-24806)
(22)	Filed as Annex B to the 2003 Proxy Statement dated April 10, 2003 (SEC Commission File No. 0-24806)
(23)	Filed in Form 10-Q dated September 30, 2003 (SEC Commission File No. 0-24806)
(24)	Filed in Form 10-K dated December 31, 2003 (SEC Commission File No. 0-24806)
(25)	Filed in Form 8-K dated May 17, 2002 (SEC Commission File No. 0-24806)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2004.

March 15, 2004	U.S. XPRESS ENTERPRISES, INC. BY: /s/ Ray M. Harlin —————————————— Ray M. Harlin Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patrick E. Quinn	Co-Chairman of the Board of Directors, President and Treasurer	March 15, 2004

Patrick E. Quinn

/s/Max L. Fuller	Co-Chairman of the Board of Directors, Vice President and Secretary	March 15, 2004

Max L. Fuller

/s/Ray M. Harlin	Director, Executive Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

Ray M. Harlin

Director, Executive Vice President of Operations
/s/Jeffrey S. Wardeberg	and Chief Operating Officer	March 15, 2004

Jeffrey S. Wardeberg

/s/James E. Hall	Director	March 15, 2004

James E. Hall

/s/Robert J. Sudderth	Director	March 15, 2004

Robert J. Sudderth, Jr

/s/John W. Murrey, III	Director	March 15, 2004

John W. Murrey, III

EXHIBIT 21

Subsidiaries of U.S. Xpress Enterprises, Inc.
For Year Ended December 31, 2003

U.S. Xpress, Inc., a Nevada corporation
U.S. Xpress Leasing, Inc., a Tennessee corporation
Xpress Global Systems, Inc., a Georgia corporation
Xpress Company Store, Inc., a Tennessee corporation
Xpress Air, Inc., a Tennessee corporation
Xpress Holdings, Inc., a Nevada coropration
Xpress Colorado, Inc., a Georgia corporation
Xpress Nebraska, Inc., a Nebraska corporation
Colton Xpress, LLC, a California corporation

EXHIBIT 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 33-91238, File No. 33-94878, File No. 33-99728, File No. 333-105226, File No. 333-105227 and File No. 333-105232) of U.S. Xpress Enterprises, Inc. and subsidiaries of our report dated February 2, 2004, with respect to the consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries included in this Form 10-K for the year ended December 31, 2003.

Our audit also included financial statement Schedule II for the years ended December 31, 2003 and 2002 of U.S. Xpress Enterprises, Inc. and subsidiaries listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Financial Statement Schedule II for the year ended December 31, 2001 listed in Item 15(a) was audited by other auditors who have ceased operations and whose report dated January 29, 2002 expressed an unqualified opinion on the Schedule.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
March 11, 2004

EXHIBIT 23.2

U.S. XPRESS ENTERPRISES, INC. STATEMENT CONCERNING
ABSENCE OF CURRENT WRITTEN CONSENT OF ARTHUR ANDERSEN LLP

Section 11(a) of the Securities Act of 1933, as amended, provides that if part of a registration statement at the time it becomes effective contains an untrue statement of a material fact, or omits a material fact required to be stated therein necessary to make the statements therein not misleading, any person acquiring a security pursuant to such registration statement (unless it is proved that at the time of such acquisition such person knew of such untruth or omission) may assert a claim against, among others, an accountant who has consented to be named as having certified any part of the registration statement or as having prepared any report for use in connection with the registration statement.

Effective May 17, 2002, the Company determined not to engage Arthur Andersen LLP as its independent auditors for fiscal 2002 and engaged Ernst & Young LLP to replace Arthur Andersen LLP. On August 31, 2002, Arthur Andersen LLP voluntarily ceased to audit public companies and it is no longer licensed to practice as a public accountant. As a result, after reasonable efforts, we are unable to obtain Arthur Andersen’s written consent to the incorporation by reference, from our annual report on Form 10-K for the year ended December 31, 2003, of Arthur Andersen’s audit report with respect to the Company’s financial statements as of December 31, 2001 and for the three years then ended, which by inclusion in said Form 10-K would be incorporated by reference into previously filed Registration Statements of U.S. Xpress Enterprises, Inc. under the Securities Act (File numbers 33-91238, 33-94878, 33-99728 and 333-37795).

Under these circumstances, Rule 437a under the Securities Act of 1933 permits the Company to file this Form 10-K without a written consent from Arthur Andersen. However, as a result, Arthur Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen or any omissions of a material fact required to be stated therein. Accordingly, individuals, their successors or assigns may be unable to assert a claim against Arthur Andersen under Section 11(a) of the Securities Act with respect to such financials. The Company believes, however, that other persons who may be liable under Section 11(a) of the Securities Act, including the Company’s officers and directors, may still rely on Arthur Andersen’s audit reports as being made by an expert under the due diligence defense provision of Section 11(b) of the Securities Act.

Exhibit 31.1

CERTIFICATIONS

I, Ray M. Harlin, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:     March 15, 2004

BY: /s/ RAY M. HARLIN —————————————— TITLE: Ray M. Harlin, Chief Financial Officer ——————————————

Exhibit 31.2

CERTIFICATIONS

I, Patrick E. Quinn, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:     March 15, 2004

BY: /s/ PATRICK E. QUINN —————————————— TITLE: Patrick E. Quinn, President ——————————————

Exhibit 31.3

CERTIFICATIONS

I, Max L. Fuller, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c)	Disclosed in this annual report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date:     March 15, 2004

BY: /s/ MAX L. FULLER —————————————— TITLE: Max L. Fuller, Vice President ——————————————

Exhibit 32.1

Form of 906 Certifications

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the President (the Chief Executive Officer) of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Patrick E. Quinn
Patrick E. Quinn
Co-Chairman of the Board of Directors,
President and Treasurer

Date: March 15, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-K for the year ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the Chief Financial Officer of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Ray M. Harlin
Ray M. Harlin
Executive Vice President of Finance
and Chief Financial Officer

Date: March 15, 2004