Form 10-Q
period 2004-03-31
US XPRESS ENTERPRISES INC
filed 2004-05-10
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission file number
March 31, 2004	0-24806

U.S. XPRESS ENTERPRISES, INC.

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. employer identification no.)
Incorporation or organization)

4080 Jenkins Road	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant's telephone no.)
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

Yes ☒ No ☐

        As of March 31, 2004, 11,022,407 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations for the Three
	Months Ended March 31, 2004 and 2003	3
	Consolidated Balance Sheets as of March 31, 2004
	and December 31, 2003	4
	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	24
	SIGNATURES	25
	EXHIBITS	26

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	Three Months Ended March 31,
	2004	2003
Operating Revenue
Revenue, before fuel surcharge	$225,375	$210,399
Fuel surcharge	9,296	10,267

Total operating revenue	234,671	220,666

Operating Expenses:
Salaries, wages and benefits	81,199	75,592
Fuel and fuel taxes	36,144	37,431
Vehicle rents	18,645	17,917
Depreciation and amortization	10,372	9,148
Purchased transportation	41,473	36,206
Operating expense and supplies	15,835	15,753
Insurance premiums and claims	11,628	10,904
Operating taxes and licenses	3,367	3,097
Communications and utilities	3,033	2,963
General and other operating	9,379	8,485

Total operating expenses	231,075	217,496

Income from Operations	3,596	3,170
Interest Expense, net	2,115	2,928

Income Before Income Taxes	1,481	242
Income Tax Provision	681	121

Net Income	$800	$121

Earnings Per Share - basic	$0.06	$0.01

Weighted average shares - basic	14,063	13,931

Earnings Per Share - diluted	$0.06	$0.01

Weighted average shares - diluted	14,254	14,033

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
Assets	March 31, 2004	December 31, 2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$211	$168
Customer receivables, net of allowance	106,225	98,377
Other receivables	8,071	8,794
Prepaid insurance and licenses	11,441	4,770
Operating and installation supplies	4,980	5,011
Deferred income taxes	10,168	10,168
Other current assets	7,517	5,837

Total current assets	148,613	133,125

Property and equipment	363,667	345,461
Less accumulated depreciation and amortization	(132,186)	(123,253)

Net property and equipment	231,481	222,208

Other Assets:
Goodwill, net	74,190	74,181
Other	12,548	12,280

Total other assets	86,738	86,461

Total Assets	$466,832	$441,794

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
Liabilities and Stockholders' Equity	March 31, 2004	December 31, 2003
	(Unaudited)
Current Liabilities:
Accounts payable	$17,801	$14,608
Book overdraft	7,624	3,010
Accrued wages and benefits	15,210	12,814
Claims and insurance accruals	37,540	35,888
Other accrued liabilities	2,487	4,680
Current maturities of long-term debt	24,392	24,982

Total current liabilities	105,054	95,982

Long-Term Debt, net of current maturities	136,392	121,597

Deferred Income Taxes	56,441	56,100

Other Long-Term Liabilities	744	876

Stockholders' Equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	-	-
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 13,575,032 and 13,556,923
shares issued at March 31, 2004 and December 31, 2003, respectively	136	135
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at March 31, 2004 and December 31, 2003	30	30
Additional paid-in capital	107,396	107,252
Retained earnings	85,211	84,411
Treasury Stock Class A, at cost (2,544,389 shares at
March 31, 2004 and December 31, 2003)	(24,483)	(24,483)
Notes receivable from stockholders	(69)	(82)
Unamortized compensation on restricted stock	(20)	(24)

Total stockholders' equity	168,201	167,239

Total Liabilities and Stockholders' Equity	$466,832	$441,794

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Three Months Ended March 31,
	2004	2003

Cash Flows from Operating Activities:
Net Income	$800	$121
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Deferred income tax provision	341	60
Provision for losses on receivables	175	274
Depreciation and amortization	10,438	9,432
Amortization of restricted stock	4	4
Gain on sale of equipment	(66)	(284)
Gain on interest rate swaps	-	(69)
Change in operating assets and liabilities, net of acquisitions:
Receivables	(8,863)	(4,360)
Prepaid insurance and licenses	(6,671)	(6,638)
Operating and installation supplies	54	(179)
Other assets	(2,072)	(1,681)
Accounts payable and other accrued liabilities	2,967	5,842
Accrued wages and benefits	2,396	830

Net cash (used in) provided by operating activities	(497)	3,352

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(17,134)	(7,209)
Proceeds from sales of property and equipment	5,354	18,940
Repayment of notes receivables from stockholders	13	-

Net cash (used in) provided by investing activities	(11,767)	11,731

Cash Flows from Financing Activities:
Net borrowings under lines of credit	14,018	4,162
Borrowings of long-term debt	10,358	1,539
Payments of long-term debt	(16,833)	(14,903)
Additions to deferred financing costs	9	(22)
Book overdraft	4,614	(5,961)
Proceeds from issuance of common stock	74	-
Proceeds from exercise of stock options	67	323

Net cash provided by (used in) financing activities	12,307	(14,862)

Net Change in Cash and Cash Equivalents	43	221
Cash and Cash Equivalents, beginning of period	168	131

Cash and Cash Equivalents, end of period	211	352

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid during the period for interest	$2,055	$3,132
Cash paid during the period for income taxes	$371	$434
Non-cash conversion of operating leases to equipment installment notes	$6,662	-

(See Accompanying Notes to Consolidated Financial Statements)

U.S.  XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

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

        Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

        These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 15, 2004).

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

3. Earnings Per Share

        The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2004	2003
Net Income	$800	$121

Denominator:
Weighted average common shares outstanding	14,063	13,931
Equivalent shares issuable upon exercise of stock options	191	102

Diluted shares	14,254	14,033

Earnings per share:
Basic	$0.06	$0.01

Diluted shares	$0.06	$0.01

4. Stock-Based Compensation

        The Company applies the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

        Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2004 and 2003 as indicated below:

	Three Months Ended March 31,
	2004	2003
Net Income, as reported	$800	$121
Stock-based employee compensation, net of tax	(129)	(68)

Pro forma net income	$671	$53

Net income per share, basic, as reported	$0.06	$0.01
Net income per share, basic, pro forma	$0.05	$0.00
Net income per share, diluted, as reported	$0.06	$0.01
Net income per share, diluted, pro forma	$0.05	$0.00

5. Commitments and Contingencies

        The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

        The Company has letters of credit of $36.2 million outstanding at March 31, 2004. The letters of credit are maintained primarily to support the Company’s insurance program. Subsequent to quarter-end, the Company increased outstanding letters of credit to $37.0 million.

        The Company had commitments outstanding at March 31, 2004 to acquire revenue equipment for approximately $127.1 million in 2004, $43.5 million in 2005 and $40.7 million in 2006. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations.

        In addition, the Company had remaining commitments of $1.4 million as of March 31, 2004 under contracts relating to development and improvement of facilities and computer hardware.

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

        In connection with entering into the new revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized over the remaining term of the respective agreements with any future changes in the market value reflected as interest expense in the consolidated statements of operations. For the three months ended March 31, 2004 and 2003, the Company recognized $0 and $(69), respectively, to interest expense in conjunction with the de-designation of the interest rate swap agreements.

        As of March 31, 2004, the Company had no outstanding interest rate swap agreements. The agreements expired in February and September 2003.

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

	U.S. Xpress	Xpress Global Systems	Consolidated
		(Dollars in Thousands)
Three Months Ended March 31, 2004
Revenues - external customers	$200,265	$34,406	$234,671
Intersegment revenues	6,902	-	6,902
Operating income	3,366	230	3,596
Total assets	419,611	47,221	466,832
Three Months Ended March 31, 2003
Revenues - external customers	$191,557	$29,109	$220,666
Intersegment revenues	8,610	-	8,610
Operating income	3,044	126	3,170
Total assets	395,798	34,983	430,781

        The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $2,115 and $2,928 for the three months ended March 31, 2004 and 2003, respectively.

8. Comprehensive Income

        Comprehensive income consisted of the following components for the three months ended March 31, 2004 and 2003, respectively:

	Three Months Ended March 31,
	2004	2003
Net Income	$800	$121
Amortization of hedge de-designation	-	69

Total	$800	$190

9. Long-Term Debt

        The Company’s long-term debt primarily consists of equipment installment notes, mortgage notes, a revolving credit facility and capital lease obligations. As of March 31, 2004 and 2003, $120.2 million and $103.6 million, respectively, were outstanding under the equipment installment notes, with weighted average interest rates of 5.03% and 6.90%, respectively. The equipment installment notes are secured by the related revenue equipment and mature at various dates ranging from August 2004 to July 2011.

        The outstanding mortgage notes primarily relate to the Company’s corporate headquarters and certain terminal locations, which are secured by the related real estate and mature from August 2007 to October 2010. As of March 31, 2004 and 2003, $22.3 million and $24.0 million, respectively, were outstanding under the mortgage notes, with average interest rates of 5.62% and 5.59%, respectively. The Company also has capital lease obligations related to a terminal location and certain revenue equipment. As of March 31, 2004 and 2003, $3.2 million and $4.2 million were outstanding, respectively. The capital lease obligations mature from June 2004 to November 2007.

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

        The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability as defined. At March 31, 2004, the Applicable Margin was 0.75% for Base Rate Loans and 2.25% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time. The interest rate for the Base Rate and LIBOR loans as of March 31, 2004 and 2003 was 4.75% and 3.34% and 5.25% and 3.84%, respectively.

        At March 31, 2004, $14.0 million in borrowings and $36.2 million in letters of credit were outstanding under the facility with $43.8 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company. Subsequent to quarter-end, the Company increased outstanding letters of credit to $37.0 million.

        The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (1) limits the Company’s future capital expenditures; (2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent. As of March 31, 2004, the Company was in compliance with the revolving credit facility.

10. Leases

     The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through February 2011. Revenue equipment lease terms are generally 3 — 4 years for tractors and 5-7 years for trailers. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $90.1 million at March 31, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. In accordance with the provisions of Interpretation No. 45, management estimates the fair values of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

11. Other Assets

        Other long-term assets consisted of the following at March 31, 2004 and December 31, 2003:

	2004	2003
Deferred financing costs, net	$1,211	$1,300
Investment in unconsolidated affiliates	6,268	6,167
Notes receivable	1,208	1,164
Deposits	1,362	1,242
Commissions	199	211
Cash surrender value	2,300	2,196

Total other assets	$12,548	$12,280

12. Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 had no impact on the Company’s financial statements.

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

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s financial statements.

13. Reclassifications

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

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

Overview

        The Company’s truckload segment comprises the majority of its operations, representing 85.3% of consolidated revenues in the first quarter of 2004. Revenues are primarily earned by transporting freight for customers. Additionally, revenues are derived from fuel surcharges to customers and accessorial charges such as loading and unloading fees and equipment detention. The main factors that impact revenue include the revenue per mile earned from customers, number of miles driven and the percentage of miles driven for which the Company is compensated. The aforementioned factors relate primarily to the general level of economic activity in the United States, inventory levels, customer demand and the level of truck capacity.

        U.S. Xpress offers its customer base expertise within the specialized needs of medium to long-haul solo, team expedited and regional and dedicated contract carriage. In recent years U.S. Xpress has diversified its truckload services by focusing on growth in regional and dedicated contract services while reducing its dependency on long-haul solo freight. The approximate percentage of truckload revenue by service type in the first quarter of 2004 is medium to long-haul solo 57.0%, team expedited 16.0%, regional 14.0% and dedicated contract 13.0%.

        Xpress Global Systems’ offers its customer base expertise within the specialized needs of floorcovering logistic services and airport-to-airport transportation. The approximate percentage of Xpress Global Systems’ revenue by service type in the first quarter of 2004 is floorcovering logistic 65.0% and airport-to-airport 35.0%.

        Prior to the second half of 2003, the economic environment was sluggish which resulted in lower freight demand and excess capacity within the truckload industry. Accordingly, the truckload industry generally experienced declines in asset utilization, limited ability to improve rates and lower operating margins. However, in the second half of 2003 and during the first quarter of 2004, the U.S. economy and freight tonnage experienced stronger growth. This along with the reduction in capacity enabled the industry to increase pricing during fiscal 2003 and the first quarter of 2004. During the first quarter of 2004, U.S. Xpress achieved a 6.0% increase in the average rate per mile compared to the same period in 2003.

        The trucking industry and the Company continued to experience an increase in operating costs during the first quarter of 2004 including insurance premiums and claims and the cost of truck ownership including lower residual values for used trucks combined with the cost of the new EPA compliant truck engines. The industry also continues to experience an increasingly difficult driver and owner-operator environment.  The Company anticipates the driver and owner-operator supply to remain tight within the industry throughout 2004. In order to address this issue, the Company initiated various programs to enhance its recruiting and retention efforts and implemented an owner-operator pay increase of approximately $0.03 per mile and a driver increase of approximately 8.0% during the first quarter of 2004.

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

Consolidated Results of Operations

        The following table sets forth the percentage relationships of expense items to total revenue, excluding fuel surcharge, for each of the periods indicated below. Fuel surcharge revenue is offset against fuel and fuel taxes. Management believes that eliminating the impact of this source of revenue provides a more consistent basis for comparing results of operations form period to period.

	Three Months Ended March 31,
	2004	2003
Operating Revenue	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	36.0	35.9
Fuel and fuel taxes	11.9	12.9
Vehicle rents	8.3	8.5
Depreciation and amortization	4.6	4.3
Purchased transportation	18.4	17.2
Operating expense and supplies	7.0	7.5
Insurance premiums and claims	5.2	5.2
Operating taxes and licenses	1.5	1.5
Communications and utilities	1.3	1.4
General and other operating	4.2	4.1

Total operating expenses	98.4	98.5

Income from Operations	1.6	1.5
Interest Expense, net	0.9	1.4

Income Before Income Taxes	0.7	0.1
Income Tax Provision	0.3	0.0

Net Income	0.4%	0.1%

Comparison of the Three Months Ended March 31, 2004 to the Three Months Ended March 31, 2003

Operating revenues net of fuel surcharges, increased 7.1% to $225.4 million during the three months ended March 31, 2004 compared to $210.4 million during the same period in 2003. U.S. Xpress revenue, net of fuel surcharges, increased 4.2% to $197.9 million during the three months ended March 31, 2004 compared to $189.9 million during the same period in 2003, due primarily to an increase of 6.0% in average revenue per mile to $1.352 from $1.275. The increase in average revenue per mile is due to increased rates, offset by a 1.2% decline in average trucks and a 0.4% decline in average revenue miles per tractor per period. Xpress Global Systems’ revenue increased 18.2% to $34.4 million during the three months ended March 31, 2004 compared to $29.1 million during the same period in 2003. Within Xpress Global Systems, floorcovering revenue increased 23.7% to $22.5 million, due to new and additional business with large floorcovering retailers and manufacturers combined with increased rates and  airport-to-airport revenues increased 9.0% to $11.9 million.

Salaries, wages and benefits remained relatively consistent as a percentage of revenue at 36.0% during the three months ended March 31, 2004 compared to 35.9% during the same period in 2003. Salaries, wages and benefits increased 7.4% to $81.2 million during the three months ended March 31, 2004 compared to $75.6 million during the same period in 2003. The increase is primarily due to a driver pay increase of approximately 8.0% in February 2004 and an increase in workers’ compensation and group health insurance costs combined with a growth in headcount to support the expansion of facilities and additional volume of business at Xpress Global Systems.

Fuel and fuel taxes net of fuel surcharges, as a percentage of revenue, was 11.9% during the three months ended March 31, 2004 compared to 12.9% during the same period in 2003. The fuel prices net of fuel surcharges during the three months ended March 31, 2004 were relatively consistent with the same period in 2003.  The decrease is due primarily to an approximate 4.7% decline in company tractor miles during the three months ended March 31, 2004 compared to the same period in 2003, offset by the lower fuel efficiency of the new EPA compliant engines.

Vehicle rents as a percentage of revenue, was 8.3% during the three months ended March 31, 2004 compared to 8.5% during the same period in 2003. Vehicle rents increased 3.9% to $18.6 million during the three months ended March 31, 2004 compared to $17.9 million during the same period in 2003. The increase is primarily due to an increase in the average number of trailers financed under operating leases to 8,056 compared to 6,962 during the three months ended March 31, 2004 and 2003, respectively.

Depreciation and amortization as a percentage of revenue, was 4.6% during the three months ended March 31, 2004 compared to 4.3% during the same period in 2003. The increase is primarily due to the increased cost of the new EPA compliant engines combined with an increase in the average number of owned tractors and trailers to 1,607 and 7,270, respectively, during the period ending March 31, 2004 compared to 1,374 and 6,194, respectively, during the same period in 2003.

Purchased transportation, as a percentage of revenue, was 18.4% during the three months ended March 31, 2004 compared to 17.2% during the same period in 2003. The increase is due to the increased use of rail transportation for certain long-haul truckload freight in 2004. The increase was offset by a decrease in the average number of owner-operators during the three months ended March 31, 2004 to 852, or 15.7% of the total fleet, compared to 1,000, or 18.2% of the total fleet, for the same period in 2003.

Operating expenses and supplies, as a percentage of revenue, was 7.0% during the three months ended March 31, 2004 compared to 7.5% during the same period in 2003. The decrease is due to a reduction in maintenance expense due to a decline in the average age of the Company's tractor fleet to approximately 23 months during the three months ended March 31, 2004 compared to approximately 29 months during the same period in 2003.

Insurance premiums and claims remained consistent as a percentage of revenue, at 5.2% during the three months ended March 31, 2004 and 2003. Insurance premiums and claims increased 6.4% to $11.6 million during the three months ended March 31, 2004 compared to $10.9 million during the same period in 2003. The increase is due to an increase in insurance rates combined with an increase in liability claims, offset by a decrease in cargo and physical damage claims. The Company is self-insured up to certain limits for cargo loss, physical damage and liability (personal injury and property damage). The current retention level per occurrence for cargo loss is $250,000 ($200,000 for the same period in 2003) and the retention level for liability is $2.0 million per occurrence ($500,000 for the same period in 2003 with the risk for the $1.0 million to $3.0 million level of cost per occurrence). The Company maintains insurance with licensed insurance companies above amounts for which it is self-insured for cargo and liability. The Company accrues for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends combined with the assistance of independent actuaries. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense decreased $813,000 or 27.6%, to $2.1 million during the three months ended March 31, 2004 compared to $2.9 million during the same period in 2003. The decrease is primarily attributable to a decline in average borrowings, combined with a decrease in the weighted average interest rate to 5.04% during the period ended March 31, 2004 compared to 6.30% during the same period in 2003.

The effective tax rate was 46.0% for the three months ended March 31, 2004. The rate is higher than the federal statutory rate of 35.0%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002.

Liquidity and Capital Resources

Cash Flows

Cash used in operations was $497,000 during the three months ended March 31, 2004 compared to cash provided by operating activities of $3.4 million for the same period in 2003. The change can be attributed to an increase in accounts receivable combined with a decline in accounts payable and other accrued liabilities.

Cash used in investing activities was $11.8 million during the three months ended March 31, 2004 compared to cash provided by investing activities of $11.7 million during the same period in 2003. The cash used during the 2004 period related to the financing of tractors, which had previously been financed through operating leases, using proceeds from the revolving line of credit, combined with the purchase of trailers to support the expansion of the Company’s regional truckload business and the expedited rail program. Net cash provided by investing activities during the same period in 2003 can be attributed to the Company selling significantly more revenue equipment generating cash proceeds, while the replacement of revenue equipment was primarily funded through the use of operating leases.

Cash provided by financing activities was $12.3 million during the three months ended March 31, 2004 compared to cash used in financing activities of $14.9 million during the same period in 2003. During the first quarter of 2004, the Company financed the purchase of revenue equipment through long-term debt resulting in net borrowings of $7.5 million during the three months ended March 31, 2004 compared to net repayments of $9.2 million for the same period in 2003. Current maturities of long-term debt at March 31, 2004 of $24.4 million include $7.0 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are expected to be funded primarily with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer.

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

The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on a Base Rate (based on the domestic prime rate) plus an Applicable Margin or LIBOR plus an Applicable Margin. The Applicable Margin ranges from 0.75% to 1.50% for Base Rate Loans and from 2.25% to 3.00% for LIBOR Loans, based in each case on the aggregate availability as defined. At March 31, 2004, the Applicable Margin was 0.75% for Base Rate Loans and 2.25% for LIBOR Loans. The facility also prescribes additional fees for Letter of Credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time. The interest rate for the Base Rate and LIBOR loans as of March 31, 2004 was 4.75% and 3.34%, respectively.

The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of Consolidated Tangible Net Worth, Fixed Charge Coverage Ratios and Leverage Ratios. It also: (1) limits the Company’s future capital expenditures; (2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the Lenders’ consent. The Company was in compliance with these covenants as of March 31, 2004.

At March 31, 2004, $14.0 million in borrowings and $36.2 million in letters of credit were outstanding under the facility, with $43.8 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt. Subsequent to quarter-end, the Company increased outstanding letters of credit to $37.0 million.

Off Balance Sheet Arrangements

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating leases. In making the decision to finance revenue equipment or facilities through long-term debt or by entering into non-cancelable lease agreements, the Company considers interest rates, capital requirements and the tax advantages of leasing versus owning the equipment or facilities. At March 31, 2004, the Company leased approximately 3,500 tractors, 8,100 trailers and 50 office and terminal facilities under non-cancelable operating leases with termination dates ranging from April 2004 to February 2011. Lease payments on revenue equipment and office and terminal facilities are included in vehicle rents and general and other operating expenses in the consolidated statement of operations, respectively. Rental expense related to revenue equipment and facilities was $20.2 million in the first quarter of 2004. The remaining obligation as of March 31, 2004 was $198.8 million, with $54.5 million due in the next twelve months.

Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $90.1 million at March 31, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

Management believes that funds provided by operations, borrowings under its line of credit, equipment installment loans and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures for the next twelve months. The Company’s business will continue to require over the long-term, significant capital investments in revenue equipment, which may require the Company to seek additional borrowings or equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the Company’s common stock of which we have limited control, as well as our financial condition and results of operations. Based on recent operating results, anticipated future cash flows and sources of financing expected to be available, the Company does not expect any significant liquidity constraints in the foreseeable future.

The following table represents the Company’s outstanding contractual obligations at March 31, 2004 excluding letters of credit of $36.2 million. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt Including Interest (1)	$178,974	$25,645	$61,787	$76,038	$15,504
Capital Lease Obligations (1)	4,035	1,191	1,895	949	-
Operating Leases - Revenue Equipment (2)	180,675	47,003	93,558	31,871	8,243
Operating Leases - Other (3)	23,630	8,824	11,294	3,007	505
Purchase Obligations (4)	212,670	128,455	84,215	-	-

Total Contractual Cash Obligations	$599,984	$211,118	$252,749	$111,865	$24,252

(1)	Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at March 31, 2004. Includes principal payments due under the terms of the revolving credit facility. The credit facility does not require scheduled principal payments. Approximately 32.0% of the Company’s debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at March 31, 2004 was utilized. The Company’s variable rate debt primarily bears interest at LIBOR plus spreads ranging from 2.15% to 3.60%. The table assumes long-term debt is held to maturity. Refer to footnote 9 in the accompanying consolidated financial statements for further information.

(2)	Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” and footnote 10 in the accompanying consolidated financial statements for further information.

(3)	Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)	Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities and computer hardware. The purchase obligations related to tractors are covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. Refer to footnote 5 in the accompanying consolidated financial statements for further information on the Company’s purchase commitments.

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

Recognition of Revenue

The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 10.0% of consolidated revenues at March 31, 2004, is recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous to the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to the Company’s consolidated financial statements.

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

The determination of the combined tax rate used to calculate the Company’s provision for income taxes for both current and deferred income taxes also requires significant judgment by management. FAS 109 requires that the net deferred tax asset or liability be valued using enacted tax rates that management believes will be in effect when these temporary differences reverse. The Company uses the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if the filing obligations of the Company were to change materially, this could change the combined rate and, by extension, the Company’s provision for income taxes.

Depreciation

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). The Company generally uses estimated useful lives of 4-5 years and 7-10 years for tractors and trailers, respectively, with estimated salvage values ranging from 30% - 50% of the capitalized cost. The residual value of a substantial portion of the Company’s equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Periodically, the Company evaluates the useful lives and salvage values of its revenue equipment and other long-lived assets based upon, but not limited to, its experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in the Company’s estimates, could have a material impact on financial results. Further, if the Company’s equipment manufacturer was unable to perform under the terms of the agreement for guaranteed trade-in values, it could have a materially negative impact on financial results.

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

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill are to be tested for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2003. The impairment tests for fiscal 2004 will be conducted during the fourth quarter to determine any impairment issues.

A significant amount of judgment is required in performing goodwill impairment tests. Such tests include estimating the fair value of the Company’s reporting units. As required by SFAS No. 142, the Company compared the estimated fair value of the reporting units with their respective carrying amounts including goodwill. The Company defines a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. The Company’s methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings, or other financial measures. Each of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

Claims Reserves and Estimates

Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and historical information primarily its own claims experience along with assumptions about future events combined with the assistance of independent actuaries. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

Workers’ compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers’ compensation are estimated by an independent third-party actuary and the Company refers to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims and assumptions about future costs. Further, in establishing the workers’ compensation and liability reserves, the Company must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses and other factors. The

Company’s actual experience may be different than its estimates, sometimes significantly. Additionally, changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation claims.

The Company has experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers’ compensation and liability insurance. The increases can be attributed to an increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels. The Company’s insurance and claims expense will vary based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insured retention in September 2003 may cause insurance and claims expense to be higher or more volatile in future periods than in historical periods.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 had no impact on the Company’s financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”, which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003. The adoption of SFAS No. 150 had no impact on the Company’s financial statements.

Inflation

Inflation could have an adverse impact on the Company’s costs of operations. A period of inflation may cause interest rates, revenue equipment prices, wages paid to attract and retain qualified drivers and fuel prices to increase, which would adversely affect results of operations unless corresponding increases in freight rates could be achieved. However, inflation has not had a material effect on the Company’s results of operations or financial condition during the past three years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has interest rate exposure arising from the Company’s line of credit and other installment notes, which have variable interest rates. At March 31, 2004, the Company had $51.6 million of variable rate debt. If interest rates on the Company’s existing variable rate debt were to increase by 10% from their March 31, 2004 rates for the next twelve months, there would be no material adverse impact on the Company’s results of operations related to existing debt obligations.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting during the first fiscal quarter of the period covered by this report.

U.S. XPRESS ENTERPRISES, INC.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

10.62	Fifth Amendment to Revolving Credit Agreement dated February 25, 2004 by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger, LaSalle Bank National Association, as Syndication Agent and the participating Lenders thereon.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

            The following items were reported:

A Current Report dated April 16, 2004, to furnish copies of the Company's Earnings Release dated April 15, 2004.

The Company's Conference Call Transcript on February 3, 2004, with analysts and investors regarding the earnings for the quarter-ended December 31, 2003 and the Company's Earnings Release dated February 2, 2004 were furnished on February 5, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)
Date: May 10, 2004	By: /s/ Patrick E. Quinn
Patrick E. Quinn
President
Date: May 10, 2004	By: /s/ Ray M. Harlin
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2004	BY: /s/ Ray M. Harlin —————————————— Chief Financial Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Patrick E. Quinn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2004	BY: /s/ Patrick E. Quinn —————————————— President

EXHIBIT 31.3

CERTIFICATIONS

I, Max L. Fuller, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 10, 2004	BY: /s/Max L. Fuller —————————————— Vice-President

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the President (the Chief Executive Officer) of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Patrick E. Quinn
——————————————
Patrick E. Quinn
Co-Chairman of the Board of Directors,
President and Treasurer

Date: May 10, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the Chief Financial Officer of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Ray M. Harlin
——————————————
Ray M. Harlin
Executive Vice President of Finance,
and Chief Financial Officer

Date: May 10, 2004