Form 10-Q
period 2004-06-30
US XPRESS ENTERPRISES INC
filed 2004-08-09
CIK 923571

and incorporated herein by referenceUNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission file number
June 30, 2004	0-24806

U.S. XPRESS ENTERPRISES, INC.

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. employer identification no.)
Incorporation or organization)

4080 Jenkins Road	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant's telephone no.)
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

Yes ☒ No ☐

        As of July 31, 2004, 11,021,338 shares of the registrant’s Class A Common Stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B Common Stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	PAGE NO.
Item 1.	Consolidated Financial Statements
	Consolidated Statements of Operations for the Three
	and Six Months Ended June 30, 2004 and 2003	3
	Consolidated Balance Sheets as of June 30, 2004
	and December 31, 2003	4
	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2004 and 2003	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II.	OTHER INFORMATION
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 6.	Exhibits and Reports on Form 8-K	27
	SIGNATURES	28
	EXHIBITS	29

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenue:
Revenue, before fuel surcharge	$257,387	$223,569	$482,763	$433,968
Fuel surcharge	12,907	8,365	22,202	18,632

Total operating revenue	270,294	231,934	504,965	452,600

Operating Expenses:
Salaries, wages and benefits	91,772	80,884	172,971	156,475
Fuel and fuel taxes	40,924	32,209	77,068	69,640
Vehicle rents	17,309	19,760	35,954	37,677
Depreciation and amortization	11,778	9,134	22,150	18,282
Purchased transportation	49,876	38,384	91,349	74,591
Operating expense and supplies	18,120	16,811	33,955	32,564
Insurance premiums and claims	13,672	11,779	25,300	22,684
Operating taxes and licenses	3,613	3,519	6,979	6,616
Communications and utilities	2,890	3,037	5,923	6,001
General and other operating	10,056	9,479	19,437	17,963

Total operating expenses	260,010	224,996	491,086	442,493

Income from Operations	10,284	6,938	13,879	10,107
Interest Expense, net	2,442	2,510	4,556	5,438

Income Before Income Taxes	7,842	4,428	9,323	4,669
Income Tax Provision	3,605	2,214	4,286	2,334

Net Income	$ 4,237	$ 2,214	$ 5,037	$ 2,335

Earnings Per Share - basic	$ 0.30	$ 0.16	$ 0.36	$ 0.17

Weighted average shares - basic	14,067	13,949	14,065	13,940

Earnings Per Share - diluted	$ 0.30	$ 0.16	$ 0.35	$ 0.17

Weighted average shares - diluted	14,257	14,092	14,250	14,063

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
Assets	June 30, 2004	December 31, 2003
	(Unaudited)
Current Assets:
Cash and cash equivalents	$503	$168
Customer receivables, net of allowance	124,390	98,377
Other receivables	6,857	8,794
Prepaid insurance and licenses	8,315	4,770
Operating and installation supplies	5,033	5,011
Deferred income taxes	10,168	10,168
Other current assets	6,163	5,837

Total current assets	161,429	133,125

Property and equipment, at cost	404,067	345,461
Less accumulated depreciation and amortization	(143,329)	(123,253)

Net property and equipment	260,738	222,208

Other Assets:
Goodwill, net	74,190	74,181
Other	12,553	12,280

Total other assets	86,743	86,461

Total Assets	$508,910	$441,794

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share and par value amounts)
Liabilities and Stockholders' Equity	June 30, 2004	December 31, 2003
	(Unaudited)
Current Liabilities:
Accounts payable	$21,579	$14,608
Book overdraft	3,052	3,010
Accrued wages and benefits	15,182	12,814
Claims and insurance accruals	41,750	35,888
Other accrued liabilities	2,679	4,680
Current maturities of long-term debt	33,388	24,982

Total current liabilities	117,630	95,982

Long-Term Debt, net of current maturities	160,334	121,597

Deferred Income Taxes	58,243	56,100

Other Long-Term Liabilities	725	876

Stockholders' Equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	-	-
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 13,593,455 and 13,556,923 shares
issued at June 30, 2004 and December 31, 2003, respectively	135	135
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at June 30, 2004 and December 31, 2003	30	30
Additional paid-in capital	107,587	107,252
Retained earnings	89,448	84,411
Treasury Stock Class A, at cost (2,594,389 and 2,544,389 shares
at June 30, 2004 and December 31, 2003, respectively)	(25,137)	(24,483)
Notes receivable from stockholders	(69)	(82)
Unamortized compensation on restricted stock	(16)	(24)

Total stockholders' equity	171,978	167,239

Total Liabilities and Stockholders' Equity	$508,910	$441,794

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net Income	$5,037	$2,335
Adjustments to reconcile net income to
net cash provided by operating activities:
Deferred income tax provision	2,143	1,167
Provision for losses on receivables	315	632
Depreciation and amortization	22,255	18,115
Amortization of restricted stock	8	8
(Gain) Loss on sale of equipment	(105)	167
Gain on interest rate swap, net	-	(141)
Change in operating assets and liabilities:
Receivables	(26,464)	(5,777)
Prepaid insurance and licenses	(3,545)	(2,855)
Operating and installation supplies	45	605
Other assets	(874)	(3,141)
Accounts payable and other accrued liabilities	11,162	6,567
Accrued wages and benefits	2,368	561

Net cash provided by operating activities	12,345	18,243

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(52,280)	(26,310)
Proceeds from sales of property and equipment	8,754	47,576
Repayment of notes receivable from stockholders	13	-

Net cash (used in) provided by investing activities	(43,513)	21,266

Cash Flows from Financing Activities:
Borrowings under lines of credit, net of payments	16,206	(10,026)
Borrowings under long-term debt	50,305	1,697
Payments of long-term debt	(34,755)	(26,959)
Additions to deferred financing costs	43	49
Book overdraft	42	(4,389)
Purchase of Class A Common Stock	(654)	-
Proceeds from exercise of stock options	242	379
Proceeds from issuance of common stock	74	-

Net cash provided by (used in) financing activities	31,503	(39,249)

Net Change in Cash and Cash Equivalents	$335	$260
Cash and Cash Equivalents, beginning of period	168	131

Cash and Cash Equivalents, end of period	503	391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest	$4,477	$5,798
Cash paid during the period for income taxes	446	587
Conversion of operating leases to equipment installment notes	15,387	-

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

        Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

3. Earnings Per Share

        The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$4,237	$2,214	$5,037	$2,335

Denominator:
Weighted average common shares outstanding	14,067	13,949	14,065	13,940
Equivalent shares issuable upon exercise of stock options	190	143	185	123

Diluted shares	14,257	14,092	14,250	14,063
Earnings per share:
Basic	$0.30	$0.16	$0.36	$0.17

Diluted shares	$0.30	$0.16	$0.35	$0.17

4. Stock-Based Compensation

        The Company applies the intrinsic value based method of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

        Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, "Accounting for Stock-Based Compensation," the Company’s net income and earnings per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2004 and 2003 as indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income, as reported	$4,237	$2,214	$5,037	$2,335
Stock-based employee compensation, net of tax	(135)	(77)	(264)	(146)

Pro forma net income	$4,102	$2,137	$4,773	$2,189

Earnings per share, basic, as reported	$0.30	$0.16	$0.36	$0.17
Earnings per share, basic, pro forma	$0.29	$0.15	$0.34	$0.16
Earnings per share, diluted, as reported	$0.30	$0.16	$0.35	$0.17
Earnings per share, diluted, pro forma	$0.29	$0.15	$0.33	$0.16

5. Commitments and Contingencies

        The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

        The Company had letters of credit of $37.0 million outstanding at June 30, 2004. The letters of credit are maintained primarily to support the Company’s insurance program.

        The Company had commitments outstanding at June 30, 2004 to acquire revenue equipment for approximately $78.8 million in 2004, $119.0 million in 2005, $128.6 million in 2006, and $76.4 million in 2007. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. In addition, the Company had commitments of $2.6 million as of June 30, 2004 under contracts relating to development and improvement of facilities and computer hardware and software.

6. Derivative Financial Instruments

        At times, the Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and does not use them for trading or speculative purposes. On March 29, 2002, the Company entered into a revolving credit agreement with Fleet Capital Corporation ("Fleet"). Prior to that date, the Company designated its then outstanding interest rate swap agreements as cash flow hedges, in which changes in fair value were recognized in other comprehensive income.

        In connection with entering into the revolving credit agreement with Fleet, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the Fleet debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized over the remaining term of the respective agreements with any future changes in the market value reflected as interest expense in the consolidated statements of operations. For the six months ended June 30, 2004 and 2003, the Company recognized $0 and $(141), respectively, as interest expense as a result of the de-designation of the interest rate swap agreements.

        As of June 30, 2004, the Company had no outstanding interest rate swap agreements. The agreements expired in February and September 2003.

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

	U.S. Xpress	Xpress Global Systems	Consolidated
		(Dollars in Thousands)
Three Months Ended June 30, 2004
Revenue - external customers	$230,214	$40,080	$270,294
Intersegment revenue	6,492	-	6,492
Operating income	9,899	385	10,284
Total assets	462,885	46,025	508,910
Three Months Ended June 30, 2003
Revenue - external customers	$196,549	$35,385	$231,934
Intersegment revenue	8,827	-	8,827
Operating income	5,742	1,196	6,938
Total assets	369,364	39,863	409,227
Six Months Ended June 30, 2004
Revenue - external customers	$430,479	$74,486	$504,965
Intersegment revenue	13,394	-	13,394
Operating income	13,263	616	13,879
Total assets	462,885	46,025	508,910
Six Months Ended June 30, 2003
Revenue - external customers	$388,106	$64,494	$452,600
Intersegment revenue	17,437	-	17,437
Operating income	8,786	1,321	10,107
Total assets	369,364	39,863	409,227

        The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $2,442 and $2,510 for the three months ended June 30, 2004 and 2003, respectively, and $4,556 and $5,438 for the six months ended June 30, 2004 and 2003, respectively.

8. Comprehensive Income

        Comprehensive income consisted of the following components for the three and six months ended June 30, 2004 and 2003, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Income	$4,237	$2,214	$5,037	$2,335
Amortization of hedge de-designation	-	19	-	88

Total	$4,237	$2,233	$5,037	$2,423

9. Long-Term Debt

        The Company’s long-term debt primarily consists of equipment installment notes, mortgage notes, a revolving credit facility and capital lease obligations. As of June 30, 2004 and 2003, $151.4 million and $92.4 million, respectively, were outstanding under the equipment installment notes, with weighted average interest rates of 4.92% and 6.92%, respectively. The equipment installment notes are secured by the related revenue equipment and mature at various dates ranging from August 2004 to July 2011.

        The outstanding mortgage notes primarily relate to the Company’s corporate headquarters and certain terminal locations, which are secured by the related real estate and mature from August 2007 to October 2010. As of June 30, 2004 and 2003, $21.9 million and $23.5 million, respectively, were outstanding under the mortgage notes, with weighted average interest rates of 5.63% and 5.60%, respectively. The Company also has capital lease obligations related to a terminal location and certain revenue equipment. As of June 30, 2004 and 2003, $3.7 million and $4.0 million were outstanding, respectively, with respect to the Company's capital lease obligations. The capital lease obligations mature from August 2004 to November 2007.

        On March 29, 2002, the Company entered into a $100.0 million senior secured revolving credit facility with Fleet. Proceeds from this facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100.0 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s borrowing base formula. Letters of credit under the facility are limited to $37.0 million. The facility matures in March 2007.

        The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on either a base rate (based on the domestic prime rate) plus an applicable margin or LIBOR plus an applicable margin. The applicable margin ranges from 0.75% to 1.50% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based in each case on the aggregate availability as defined. At June 30, 2004, the applicable margin was 0.75% for base rate loans and 2.25% for LIBOR loans. The facility also prescribes additional fees for letter of credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time. The interest rate for the base rate and LIBOR loans as of June 30, 2004 and 2003 was 4.75% and 3.55% and 5.25% and 4.07%, respectively.

        At June 30, 2004, $16.2 million in borrowings and $37.0 million in letters of credit were outstanding under the facility with $40.8 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

        The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge coverage ratios and leverage ratios. It also: (1) limits the Company’s future capital expenditures; (2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the lenders’ consent. As of June 30, 2004, the Company was in compliance with all covenants under the revolving credit facility.

10. Leases

        The Company leases certain revenue and service equipment and office and terminal facilities under long-term, non-cancelable operating lease agreements expiring at various dates through February 2011. Revenue equipment lease terms are generally 3-4 years for tractors and 5-7 years for trailers. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $69.5 million at June 30, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57 and 107 and Rescission of FASB Interpretation No. 34", management estimates the fair values of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has no liabilities related to the guaranteed residual values accrued in the accompanying consolidated balance sheets.

11. Other Assets

        Other long-term assets consisted of the following at June 30, 2004 and December 31, 2003:

	2004	2003
Deferred financing costs, net	$1,145	$1,300
Investment in unconsolidated affiliates	6,293	6,167
Notes receivable	1,128	1,164
Deposits	1,445	1,242
Commissions	169	211
Cash surrender value of life insurance	2,373	2,196

Total other assets	$12,553	$12,280

12. Stockholders’ Equity

        Effective May 24, 2004, the board of directors authorized the Company to repurchase up to $10 million of its Class A Common Stock. The stock may be purchased at any time until May 24, 2005, at which time the board of directors may elect to extend the repurchase program. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or for other general corporate purposes, as the board of directors may determine. In June 2004, the Company repurchased 50,000 shares of Class A Common Stock for $654.

13. Recent Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51”. The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 had no impact on the Company’s financial statements.

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

14. Reclassifications

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

Overview

        The Company’s truckload segment comprises the majority of its operations, representing 85.2% of consolidated revenues in the second quarter of 2004. Revenues are primarily earned by transporting freight for customers. Additionally, revenues are derived from fuel surcharges to customers and accessorial charges such as loading and unloading fees and equipment detention. The main factors that impact revenue include the revenue per mile earned from customers, the number of miles driven and the percentage of miles driven for which the Company is compensated. The aforementioned factors relate primarily to the general level of economic activity in the United States, inventory levels, customer demand and the level of truck capacity.

       The main factors that impact the truckload segment's profitability on the expense side are the variable costs of transporting freight for customers.  These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and owner-operator costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and the total cost of insurance and claims.  These expenses generally vary with the miles traveled, but also have a controllable component based on safety, fleet age, efficiency and other factors.  The main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals, and the compensation of non-driver personnel.  Effectively controlling expenses is an important element of assuring the Company's profitability.  The primary measure the Company uses to evaluate its profitability is operating ratio, excluding the impact of fuel surcharge revenue.

       U.S. Xpress offers its customer base expertise in serving the specialized needs of medium-to-long haul solo, team-expedited and regional and dedicated contract carriage. In recent years U.S. Xpress has diversified its truckload services by focusing on growth in regional and dedicated contract services while reducing its dependency on long-haul solo freight. The approximate percentage of truckload revenue, net of fuel surcharge, by service type for the three month period ending June 30, 2004 is medium-to-long haul solo 58.0%, team expedited 16.0%, regional 12.0% and dedicated contract 14.0%.  The medium-to-long haul and regional revenue includes approximately $21.0 million in revenue from the expedited rail program that was initiated in 2003.

        Xpress Global Systems offers its customer base expertise in serving the specialized needs of floorcovering logistic services and airport-to-airport transportation. The approximate percentage of Xpress Global Systems’ revenue by service type in the second quarter of 2004 was floorcovering logistics 65.0% and airport-to-airport 35.0%.

        Prior to the second half of 2003, the economic environment was sluggish which resulted in lower freight demand and excess capacity within the truckload industry. Accordingly, the truckload industry generally experienced declines in asset utilization, limited ability to improve rates and lower operating margins. However, in the second half of 2003 and the first half of 2004, the U.S. economy and freight tonnage experienced stronger growth. This growth along with the reduction in capacity, enabled the industry to increase pricing during 2003 and the first half of 2004. During the second quarter of 2004, U.S. Xpress achieved an 11.0% increase in the average rate per mile compared to the same period in 2003.

        The Company experienced a 91.4% increase in earnings for the three months ended June 30, 2004 compared to the same period in 2003. The improvement in operating results was primarily due to the increase in rate per mile and the growth in the dedicated and expedited rail operations as the Company continued to shift operating assets to more profitable segments of the truckload business.

        The trucking industry and the Company continued to experience an increase in operating costs during the second quarter of 2004, including fuel prices, purchased transportation, insurance premiums and claims and the cost of truck ownership, including lower residual values for used trucks combined with the cost of the new EPA-compliant truck engines. The industry and the Company also continued to experience a difficult driver and owner-operator recruiting environment in the second quarter of 2004. The Company believes that capacity will continue to be constrained within the industry for the foreseeable future due to the shortage of qualified drivers and the high costs of entering the truckload market.

        Xpress Global, which accounts for approximately 15% of consolidated revenue, continued to experience an increase in revenue of approximately 13.3% for the three months ended June 30, 2004 compared to the same period in 2003.  Although revenue increased in this segment, operating income decreased to $385,000 compared to $1.2 million in the second quarter of 2003.  The primary factor contributing to the decline was lower than anticipated revenue in the airport-to-airport operations.  In order to improve this segment of the business, the Company has initiated a number of actions, including the acquisition of a less-than-truckload airport-to-airport business in July 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	35.7	36.2	35.8	36.1
Fuel and fuel taxes	10.9	10.7	11.4	11.8
Vehicle rents	6.7	8.8	7.4	8.7
Depreciation and amortization	4.6	4.1	4.6	4.2
Purchased transportation	19.4	17.2	18.9	17.2
Operating expense and supplies	7.0	7.5	7.0	7.5
Insurance premiums and claims	5.3	5.3	5.2	5.2
Operating taxes and licenses	1.4	1.6	1.4	1.5
Communications and utilities	1.1	1.4	1.2	1.4
General and other operating	4.0	4.1	4.3	4.1

Total operating expenses	96.1	96.9	97.2	97.7

Income from Operations	3.9	3.1	2.8	2.3
Interest Expense, net	0.9	1.1	0.9	1.3

Income Before Income Taxes	3.0	2.0	1.9	1.0
Income Tax Provision	1.4	1.0	0.9	0.5

Net Income	1.6%	1.0%	1.0%	0.5%

Comparison of the Three Months Ended June 30, 2004 to the Three Months Ended June 30, 2003

Operating revenue, net of fuel surcharge, increased 15.1% to $257.4 million during the three months ended June 30, 2004 compared to $223.6 million during the same period in 2003. U.S. Xpress revenue, net of fuel surcharge, increased 13.6% to $223.8 million during the three months ended June 30, 2004 compared to $197.0 million during the same period in 2003, due primarily to an increase of 11.0% in average revenue per mile to $1.427 from $1.286. The increase in average revenue per mile was primarily due to increased rates combined with growth in regional and dedicated operations, which generally provide for a shorter length of haul and higher rate per mile. Xpress Global Systems’ revenue increased 13.3% to $40.1 million during the three months ended June 30, 2004 compared to $35.4 million during the same period in 2003. Within Xpress Global Systems, floorcovering revenue increased 14.4% to $26.2 million due primarily to an increase in revenue per pound of 8.8%, combined with an increase in shipment volume of 1.4%. Airport-to-airport revenue increased 11.2% to $13.9 million due primarily to revenue generated by the acquisition of an airport-to-airport operation in October 2003, combined with an increase in revenue per pound of 2.2%.

Salaries, wages and benefits, as a percentage of operating revenue, was 35.7% during the three months ended June 30, 2004 compared to 36.2% during the same period in 2003. Salaries, wages and benefits increased 13.5% to $91.8 million during the three months ended June 30, 2004 compared to $80.9 million during the same period in 2003. The increase was primarily due to a driver pay increase of approximately 8% in February 2004 and an increase in the number of local drivers necessary to support the Company's expedited rail program. The increase can also be attributed to growth in non-driver personnel as a result of the increased volume of business for both of the Company’s business segments.

Fuel and fuel taxes net of fuel surcharge, as a percentage of operating revenue, was 10.9% during the three months ended June 30, 2004 compared to 10.7% during the same period in 2003. Fuel and fuel taxes, net of fuel surcharge, increased approximately $0.03 per Company tractor mile, or 16.8%, due primarily to an approximate 22.0% increase in the average fuel price per gallon compared to the same period in 2003, combined with the lower fuel efficiency of the new EPA-compliant engines. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers, which amounted to $12.9 million and $8.4 million for the three months ended June 30, 2004 and 2003, respectively.

Vehicle rents, as a percentage of operating revenue, was 6.7% during the three months ended June 30, 2004 compared to 8.8% during the same period in 2003. Vehicle rents decreased 12.6% to $17.3 million during the three months ended June 30, 2004 compared to $19.8 million during the same period in 2003. The decrease was primarily due to a decrease in the average number of tractors financed under operating leases to 3,420 compared to 4,293 during the three months ended June 30, 2004 and 2003, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,143 compared to 7,032 during the three months ended June 30, 2004 and 2003, respectively, due to the expansion of the Company’s trailer fleet necessary to support the expedited rail program.

Depreciation and amortization, as a percentage of operating revenue, was 4.6% during the three months ended June 30, 2004 compared to 4.1% during the same period in 2003. Depreciation and amortization increased 29.7% to $11.8 million during the three months ended June 30, 2004 compared to $9.1 million during the same period in 2003. The increase was primarily due to the increased cost of the new EPA-compliant engines and lower residual values, combined with an increase in the average number of owned tractors and trailers to 1,997 and 8,738, respectively, during the three months ended June 30, 2004 compared to 1,046 and 6,373, respectively, during the same period in 2003. The increase in depreciation and amortization reflects the Company’s decision to finance its fleet additions during the quarter with debt versus operating leases, combined with the expansion of its trailer fleet necessary to support the expedited rail program.

Purchased transportation, as a percentage of operating revenue, was 19.4% during the three months ended June 30, 2004 compared to 17.2% during the same period in 2003. The increase was primarily due to the increased use of rail transportation for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. The increase was partially offset by a decrease in the average number of owner-operators during the three months ended June 30, 2004 to 833, or 15.1% of the total fleet, compared to 956 or 17.4% of the total fleet, for the same period in 2003.

Operating expenses and supplies, as a percentage of operating revenue, was 7.0% during the three months ended June 30, 2004 compared to 7.5% during the same period in 2003. Operating expenses and supplies increased 7.7% to $18.1 million during the three months ended June 30, 2004 compared to $16.8 million during the same period in 2003. The increase was primarily due to an increase in driver recruiting and retention costs.

Insurance premiums and claims remained consistent as a percentage of operating revenue at 5.3% during the three months ended June 30, 2004 and 2003. Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 16.1% to $13.7 million during the three months ended June 30, 2004 compared to $11.8 million during the same period in 2003. The increase was primarily due to increased insurance premiums combined with an increase in liability claims expense of $4.6 million. The increase in liability claims was primarily due to an increase in current year claims combined with adverse development related to claims for prior years.  The increase in liability claims was partially offset by a decrease in physical damage and cargo claims. The Company is self-insured up to certain limits for cargo loss, physical damage and liability. As of June 30, 2004, the retention level per occurrence for cargo loss was $250,000 ($200,000 for the same period in 2003) and the retention level for liability was $2.0 million per occurrence ($500,000 for the same period in 2003 with the risk for the $1.0 million to $3.0 million level of cost per occurrence). The Company maintains insurance with licensed insurance companies above amounts for which it is self-insured for cargo and liability. The Company accrues for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends combined with the assistance of independent actuaries. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense, as a percentage of operating revenue, was 0.9% during the three months ended June 30, 2004 compared to 1.1% during the same period in 2003. Interest expense decreased $68,000, or 2.7%, to $2.4 million during the three months ended June 30, 2004 compared to $2.5 million during the same period in 2003.  The decrease was primarily attributable to a decrease in the weighted average interest rate to 4.96% during the period ended June 30, 2004 compared to 6.42% during the same period in 2003, which more than offset the increased percentage of the Company's fleet financed with debt versus operating leases.

The effective tax rate was 46.0% for the three months ended June 30, 2004. The rate was higher than the statutory rate of 37.0%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002.

Comparison of the Six Months Ended June 30, 2004 to the Six Months Ended June 30, 2003

Operating revenue, net of fuel surcharge, increased 11.2% to $482.8 million during the six months ended June 30, 2004 compared to $434.0 million during the same period in 2003. U.S. Xpress revenue, net of fuel surcharge, increased 9.0% to $421.7 million during the six months ended June 30, 2004 compared to $386.9 million during the same period in 2003, due primarily to an increase of 8.6% in average revenue per mile to $1.391 from $1.281. The increase in average revenue per mile was primarily due to increased rates combined with growth in regional and dedicated operations, which generally provide for a shorter length of haul and higher rater per mile. The effect of the increase in average revenue per mile was offset by a slight decrease in the average number of trucks during the period. Xpress Global Systems’ revenue increased 15.5% to $74.5 million during the six months ended June 30, 2004 compared to $64.5 million during the same period in 2003. Within Xpress Global Systems, floorcovering revenue increased 18.8% to $48.7 million due primarily to an increase in revenue per pound of 8.4%, combined with an increase in shipment volume of 6.9%. Airport-to-airport revenue increased 9.8% to $25.8 million due primarily to revenue generated by the acquisition of an airport-to-airport operation in October 2003, combined with an increase in revenue per pound of 2.7%.

Salaries, wages and benefits, as a percentage of operating revenue, was 35.8% during the six months ended June 30, 2004 compared to 36.1% during the same period in 2003. Salaries, wages and benefits increased 10.5% to $173.0 million during the six months ended June 30, 2004 compared to $156.5 million during the same period in 2003. The increase was primarily due to a driver pay increase of approximately 8% in February 2004 and an increase in the number of local drivers necessary to support the expedited rail program. The increase can also be attributed to growth in non-driver personnel as a result of the increased volume of business for both of the Company’s business segments.

Fuel and fuel taxes net of fuel surcharge, as a percentage of operating revenue, was 11.4% during the six months ended June 30, 2004 compared to 11.8% during the same period in 2003. Fuel and fuel taxes, net of fuel surcharge, increased 7.6% to $54.9 million during the six months ended June 30, 2004 compared to $51.0 million during the same period in 2003. The increase was due to an approximately $0.02 per Company tractor mile, or 6.8%, increase in fuel and fuel taxes, net of fuel surcharge, due primarily to an approximate 9.4% increase in the average fuel price per gallon, combined with the lower fuel efficiency of the new EPA-compliant engines. The increase in fuel and fuel taxes net of fuel surcharge, was offset by a slight decline in Company miles. The Company’s exposure to increases in fuel prices is partially mitigated by fuel surcharges to its customers, which amounted to $22.2 million and $18.6 million for the six months ended June 30, 2004 and 2003, respectively.

Vehicle rents, as a percentage of operating revenue, was 7.4% during the six months ended June 30, 2004 compared to 8.7% during the same period in 2003. Vehicle rents decreased 4.5% to $36.0 million during the six months ended June 30, 2004 compared to $37.7 million for the same period in 2003. The decrease was primarily due to a decline in the average number of tractors financed under operating leases to 3,505 compared to 4,194 during the six months ended June 30, 2004 and 2003, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,099 compared to 6,997 during the six months ended June 30, 2004 and 2003, respectively, due to the expansion of the Company’s trailer fleet necessary to support the expedited rail program.

Depreciation and amortization, as a percentage of operating revenue, was 4.6% during the six months ended June 30, 2004 compared to 4.2% during the same period in 2003. Depreciation and amortization increased 21.3% to $22.2 million during the six months ended June 30, 2004 compared to $18.3 million during the same period in 2003. The increase was primarily due to the increased cost of the new EPA-compliant engines and lower residual values, combined with an increase in the average number of owned tractors and trailers to 1,802 and 8,004, respectively, during the period ending June 30, 2004 compared to 1,210 and 6,284, respectively, during the same period in 2003. The increase in depreciation and amortization reflects the Company’s decision to finance its fleet additions during the six months ended June 30, 2004 with debt versus operating leases, combined with the expansion of its trailer fleet necessary to support the expedited rail program.

Purchased transportation, as a percentage of operating revenue, was 18.9% during the six months ended June 30, 2004 compared to 17.2% during the same period in 2003. The increase was primarily  due to the increased use of rail transportation for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. The increase was partially offset by a decrease in the average number of owner-operators during the six months ended June 30, 2004 to 842, or 15.4% of the total fleet, compared to 978 or 17.8% of the total fleet, for the same period in 2003.

Operating expenses and supplies, as a percentage of operating revenue, was 7.0% during the six months ended June 30, 2004 compared to 7.5% during the same period in 2003. Operating expenses and supplies increased 4.3% to $34.0 million during the six months ended June 30, 2004, compared to $32.6 million during the same period in 2003. The increase was due primarily to an increase in driver recruiting and retention costs, offset by a decrease in maintenance expense due to a slight decline in the average age of the Company’s tractor fleet.

Insurance premiums and claims remained consistent as a percentage of operating revenue at 5.2% during the six months ended June 30, 2004 and 2003. Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 11.5% to $25.3 million during the six months ended June 30, 2004 compared to $22.7 million during the same period in 2003. The increase was primarily due to increased insurance premiums combined with an increase in liability claims expense of $7.8 million. The increase in liability claims expense was primarily due to an increase in current year claims combined with adverse development related to claims for prior years. The increase in liability claims was partially offset by a decrease in physical damage and cargo claims. The Company is self-insured up to certain limits for cargo loss, physical damage and liability. As of June 30, 2004, the retention level per occurrence for cargo loss was $250,000 ($200,000 for the same period in 2003) and the retention level for liability was $2.0 million per occurrence ($500,000 for the same period in 2003 with the risk for the $1.0 million to $3.0 million level of cost per occurrence). The Company maintains insurance with licensed insurance companies above amounts for which it is self-insured for cargo and liability. The Company accrues for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends.

Interest expense, as a percentage of operating revenue, was 0.9% during the six months ended June 30, 2004 compared to 1.3% during the same period in 2003.  Interest expense decreased $882,000, or 14.8%, to $4.6 million during the six months ended June 30, 2004 compared to $5.4 million during the same period in 2003. The decrease was primarily attributable to a decrease in the weighted average interest rate to 4.96% during the period ended June 30, 2004 compared to 6.42% during the same period in 2003, which more than offset the increased percentage of the Company's fleet financed with debt versus operating leases.

The effective tax rate was 46.0% for the six months ended June 30, 2004. The rate was higher than the statutory rate of 37.0%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002.

Liquidity and Capital Resources

Cash Flows

Cash provided by operations was $12.3 million and $18.2 million during the six months ended June 30, 2004 and 2003, respectively. The change was primarily due to an increase in working capital resulting from an increase in operating revenue of 11.6 % combined with a slight increase in the Company’s day sales outstanding.

Cash used in investing activities was $43.5 million during the six months ended June 30, 2004 compared to cash provided by investing activities of $21.3 million during the same period in 2003. The cash used during the six months ended June 30, 2004 related to the financing of tractors through long-term debt versus operating leases, combined with the purchase of trailers to support the expansion of the Company’s regional truckload business and the expedited rail program. Net cash provided by investing activities during the same period in 2003 resulted primarily from the Company selling significantly more revenue equipment generating cash proceeds, while the replacement of revenue equipment was primarily funded through the use of operating leases.

Cash provided by financing activities was $31.5 million during the six months ended June 30, 2004 compared to cash used in financing activities of $39.2 million during the same period in 2003. During the six months ended June 30, 2004, the Company had net borrowings of $31.8 million, compared to net repayments of $35.3 million for the same period in 2003. The increase in net borrowings was primarily the result of an increase in the proportion of revenue equipment financed with debt versus operating leases. Current maturities of long-term debt at June 30, 2004 of $33.4 million included $10.3 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are expected to be funded primarily with proceeds from the sale of the related revenue equipment, which are generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer.

Revolving Credit Agreement

On March 29, 2002, the Company entered into a $100.0 million senior secured revolving credit facility with Fleet Capital Corporation. Proceeds from this facility were used to repay the then existing revolving credit facility. The revolving credit facility provides for borrowings up to $100.0 million, with availability at any given time based on specified percentages of eligible receivables and revenue equipment, less reserves, under the facility’s borrowing base formula. Letters of credit under the facility are limited to $37.0 million. The facility matures in March 2007.

The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on a base rate (based on the domestic prime rate) plus an applicable margin or LIBOR plus an applicable margin. The applicable margin ranges from 0.75% to 1.50% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based in each case on the aggregate availability as defined. At June 30, 2004, the applicable margin was 0.75% for base rate loans and 2.25% for LIBOR loans. The facility also prescribes additional fees for letter of credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time. The interest rate for the base rate and LIBOR loans as of June 30, 2004 was 4.75% and 5.25%, respectively.

The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge coverage ratios and leverage ratios. It also: (1) limits the Company’s future capital expenditures; (2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the lenders’ consent. The Company was in compliance with these covenants as of June 30, 2004.

At June 30, 2004, $16.2 million in borrowings and $37.0 million in letters of credit were outstanding under the facility, with $40.8 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt.

Off Balance Sheet Arrangements

The Company uses non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, the Company considers interest rates, capital requirements and the tax advantages of leasing versus owning. At June 30, 2004, a substantial portion of the Company’s off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from July 2004 to February 2011. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses and lease payments on service equipment are included in operating expense and supplies in the consolidated statements of operations, respectively. Rental expense related to the Company’s off-balance sheet arrangements was $40.8 million for the six months ended June 30, 2004. The remaining lease obligation as of June 30, 2004 was $193.2 million, with $66.8 million due in the next twelve months.

Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $69.5 million at June 30, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

Management believes that funds provided by operations, borrowings under its revolving credit facility, equipment installment loans and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures for the next twelve months. The Company’s business will continue to require over the long-term, significant capital investments in revenue equipment, which may require the Company to seek additional borrowings or equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the Company’s common stock, as well as our financial condition and results of operations. Based on recent operating results, anticipated future cash flows and sources of financing expected to be available, the Company does not expect any significant liquidity constraints in the foreseeable future.

The following table presents the Company’s outstanding contractual obligations at June 30, 2004, excluding letters of credit of $37.0 million. The letters of credit are maintained primarily to support the Company’s insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt Including Interest (1)	$216,718	$21,893	$76,402	$81,548	$36,875
Capital Lease Obligations (1)	4,354	871	2,534	949	-
Operating Leases - Revenue Equipment (2)	166,754	30,229	96,411	31,871	8,243
Operating Leases - Other (3)	26,403	6,070	13,805	5,543	985
Purchase Obligations (4)	405,439	81,400	247,680	76,359	-

Total Contractual Cash Obligations	$819,668	$140,463	$436,832	$196,270	$46,103

(1)	Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at June 30, 2004. Includes principal payments due under the terms of the revolving credit facility. The credit facility does not require scheduled principal payments. Approximately 27.0% of the Company’s debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at June 30, 2004 was utilized. The Company’s variable rate debt primarily bears interest at LIBOR plus spreads ranging from 2.00% to 3.60%. The table assumes long-term debt is held to maturity. Refer to footnote 9 in the accompanying consolidated financial statements for further information.

(2)	Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off-Balance Sheet Arrangements” and footnote 10 in the accompanying consolidated financial statements for further information.

(3)	Represents future obligations under operating leases for buildings, forklifts, automobiles and airplanes. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)	Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities and computer hardware and software. With respect to revenue equipment, includes projected obligations under existing agreements in principle and such projected obligations totaling $307.0 million under a proposal to amend the existing agreements in principle in a letter dated March 2004 (as described below), that is intended to supercede the existing agreements in principle. The proposal is subject to negotiation of final terms and execution of a definitive agreement. Refer to footnote 5 in the accompanying consolidated financial statements for further information on the Company’s purchase commitments.

The Company has signed a letter proposal to enter a definitive agreement that would supersede the existing agreement in principle with respect to purchase of a substantial portion of its revenue equipment for the years 2004 through 2007. It is anticipated that a definitive agreement will be executed by the parties in the near term and that such definitive agreement will contain provisions requiring the manufacturer to repurchase revenue equipment at its residual values.

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

Recognition of Revenue

The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 10.0% of consolidated revenues at June 30, 2004, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to the Company’s consolidated financial statements.

Income Taxes

Significant management judgment is required in determining the Company’s provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company’s profitable operations on both a consolidated and separate legal entity basis. However, if the facts or financial results were to change, thereby impacting the likelihood of the realization of the deferred tax assets, the Company would use its judgment to determine the amount of the valuation allowance required at that time for that period.

The determination of the combined tax rate used to calculate the Company’s provision for income taxes for both current and deferred income taxes also requires significant judgment by management. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires that the net deferred tax asset or liability be valued using enacted tax rates that management believes will be in effect when these temporary differences reverse. The Company uses the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if the filing obligations of the Company were to change materially, this could change the combined rate and, by extension, the Company’s provision for income taxes.

Depreciation

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). The Company generally uses estimated useful lives of 4-5 years and 7-10 years for tractors and trailers, respectively, with estimated salvage values ranging from 30% — 50% of the capitalized cost. The depreciable lives of the Company’s revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion of the Company’s equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Periodically, the Company evaluates the useful lives and salvage values of its revenue equipment and other long-lived assets based upon, but not limited to, its experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in the Company’s estimates, could have a material impact on financial results. Further, if the Company’s equipment manufacturer does not perform under the terms of the agreements in principle for guaranteed trade-in values, such non-performance could have a materially negative impact on financial results.

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

Goodwill impairment tests are highly subjective. Such tests include estimating the fair value of the Company’s reporting units. As required by SFAS No. 142, the Company compared the estimated fair value of the reporting units with their respective carrying amounts including goodwill. The Company defines a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. The Company’s methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings, or other financial measures. Each of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

Claims Reserves and Estimates

Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate.

Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events combined with the assistance of independent actuaries. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

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

The Company has experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers’ compensation and liability insurance. The increases have resulted primarily from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels related to workers' compensation and liability claims. The retention level for liability insurance was $3,000 prior to September 2001 and has increased to ranges of $250,000 to $2.0 million in subsequent periods.  Prior to November 2000, the Company had no retention for workers' compensation insurance, which has increased to $250,000 in subsequent periods. The Company’s insurance and claims expense varies based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insured retention since November 2000 and September 2001 has caused insurance and claims expense to be higher and more volatile than in historical periods.

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

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects”, “estimates”, “projects”, “believes”, “anticipates”, “intends”, and similar terms and phrases, and may include, but not be limited to projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following factors among others, could cause actual results to differ materially from those in forward looking statements: excess tractor or trailer capacity in the trucking industry; decrease in demand for the Company’s services; inventory levels; recessionary economic cycles and downturns in customers’ business cycles; increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls and license and registration fees; increases in the prices paid for new revenue equipment; resale value of used revenue equipment; the ability to obtain long-term debt financing and the continued availability of financing in the amounts and on the terms necessary to support the Company’s future business; difficulty in attracting and retaining qualified drivers and owner-operators; increased experience in the severity and frequency of claims relating to liability, cargo loss, physical damage, workers’ compensation and health insurance related claims; increased premiums and deductibles; seasonal factors such as weather conditions; regulatory requirements including the new hours of service rules. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of the Company's Annual Report on Form 10-K, filed on March 15, 2004, along with the various disclosures in the Company's press releases, stockholder reports and other filings with the Securities and Exchange Commission.  The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has interest rate exposure arising from the Company’s line of credit and other installment notes, which have variable interest rates. At June 30, 2004, the Company had $52.8 million of variable rate debt. Assuming the current level of borrowings, a one-percentage point increase in interest rates would increase the Company’s interest expense by approximately $530,000.

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

Item 4. Controls and Procedures

As of the end of the period covered by this Form 10-Q, an evaluation under Rule 13a-15 of the Securities Exchange Act of 1934 was performed under the supervision and with the participation of our management, including our principal executive and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect internal control over financial reporting during the second fiscal quarter.

PART II — OTHER INFORMATION

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	-	-	-	$10,000,000
May 1-31, 2004	-	-	-	$10,000,000
June 1-30, 2004	50,000	$13.07	50,000	$9,346,500
Total	50,000	$13.07	50,000	$9,346,500

(a)	The Company announced the stock repurchase program on May 24, 2004. The Board of Directors authorized the Company to repurchase up to $10 million of its Class A Common Stock on the open market or in privately negotiated transactions at any time until May 25, 2005, at which time the Board may elect to extend the program.

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders was held on May 18, 2004. The meeting was held to consider and vote upon the election of Directors for the following year. All Directors were elected with the results of the vote summarized as follows:

	FOR	WITHHELD	ABSTAIN	TOTAL
Max L. Fuller	15,906,874	838,704	0	16,745,578
James E. Hall	16,667,162	78,416	0	16,745,578
John W. Murrey, III	16,666,862	78,716	0	16,745,578
Patrick E. Quinn	15,906,874	838,704	0	16,745,578
Robert J. Sudderth, Jr	16,666,649	78,929	0	16,745,578

        At the same meeting, the following proposals were also adopted by our Shareholders. The voting was as follows:

	FOR	AGAINST	ABSTAIN	TOTAL
Ratification of the appointment of	16,737,479	8,085	14	16,745,578
Ernst & Young LLP as independent
auditors for 2004

Item 6. Exhibits and Reports on Form 8-K

(a)        Exhibits

(1)	3.1	Restated Articles of Incorporation of the Company and incorporated herein by reference.

(1)	3.2	By-Laws of the Company and incorporated herein by reference.

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.2	By-Laws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.3	Stock Purchase Agreement dated June 10, 1993 by and among Max L. Fuller, Patrick E. Quinn and the Company and incorporated herein by reference.

(1)	4.4	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994 by and between Max L. Fuller and Patrick E. Quinn and incorporated herein by reference.

10.63	Consent to repurchase up to $10,000,000 of Common Stock dated May 26, 2004 by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger and LaSalle Bank National Association, as Syndication Agent.

10.64	Consent to acquisition of CRST Van Expedited, Inc., dated July 20, 2004, by and among U.S. Xpress Enterprises, Inc., Fleet Capital Corporation, as Administrative Agent, Fleet Securities, Inc., as Arranger and LaSalle Bank National Association, as Syndication Agent.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)       Reports on Form 8-K

            The following items were reported:

A Current Report dated July 16, 2004, to furnish copies of the Company's earnings release dated July 15, 2004.

A Current Report dated May 24, 2004, to furnish copies of the Company's announcement of its intent to repurchase shares dated May 24, 2004.

(1)	Filed in Registration Statement on Form S-1 dated May 20, 1994. (SEC File No. 33-79208)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)
Date: August 9, 2004	By: /s/ Patrick E. Quinn
Patrick E. Quinn
President
Date: August 9, 2004	By: /s/ Ray M. Harlin
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 9, 2004	BY: /s/ Ray M. Harlin —————————————— Chief Financial Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Patrick E. Quinn, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 9, 2004	BY: /s/ Patrick E. Quinn —————————————— President

EXHIBIT 31.3

CERTIFICATIONS

I, Max L. Fuller, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: August 9, 2004	BY: /s/Max L. Fuller —————————————— Vice-President

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the President (the Chief Executive Officer) of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Patrick E. Quinn
——————————————
Patrick E. Quinn
Co-Chairman of the Board of Directors,
President and Treasurer

Date: August 9, 2004

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of U.S. Xpress Enterprises, Inc. (the “Company”) on Form 10-Q for the three months ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned hereby certifies, pursuant to 18 U.S.C. § 1350 (as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002) that he is the Chief Financial Officer of the Company and that: (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Ray M. Harlin
——————————————
Ray M. Harlin
Executive Vice President of Finance,
and Chief Financial Officer

Date: August 9, 2004