Form 10-Q
period 2004-09-30
US XPRESS ENTERPRISES INC
filed 2004-11-09
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

                     FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended	Commission file number
September 30, 2004	0-24806

(Exact name of registrant as specified in its charter)

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4080 JENKINS ROAD	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant's telephone number,
(Address of principal executive offices)	including area code)

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

Yes  [X]    No [ ]

As of October 31, 2004, 11,026,711611 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant's Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Operating Revenue
Revenue, before fuel surcharge	$272,002	$230,794	$754,765	$664,762
Fuel surcharge	16,373	7,529	38,575	26,161
Total operating revenue	288,375	238,323	793,340	690,923

Operating Expenses
Salaries, wages and benefits	96,434	83,527	269,405	240,002
Fuel and fuel taxes	43,735	32,703	120,802	102,343
Vehicle rents	17,079	18,890	53,033	56,568
Depreciation and amortization	12,119	9,214	34,269	27,495
Purchased transportation	55,718	40,647	147,142	115,237
Operating expense and supplies	19,239	16,821	53,119	49,385
Insurance premiums and claims	14,129	12,740	39,429	35,424
Operating taxes and licenses	3,476	3,828	10,455	10,444
Communications and utilities	2,768	2,853	8,691	8,854
General and other operating	11,144	9,531	30,582	27,495
Total operating expenses	275,841	230,754	766,927	673,247

Income from Operations	12,534	7,569	26,413	17,676

Interest Expense, net	2,465	2,247	7,021	7,685

Income Before Income Taxes	10,069	5,322	19,392	9,991

Income Tax Provision	4,631	2,661	8,918	4,995

Net Income	$5,438	$2,661	$10,474	$4,996

Earnings Per Share - basic	$0.39	$0.19	$0.74	$0.36
Weighted average shares - basic	14,056	13,967	14,062	13,950
Earnings Per Share - diluted	$0.38	$0.19	$0.73	$0.35
Weighted average shares - diluted	14,349	14,147	14,284	14,080

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)

Assets	September 30, 2004	December 31, 2003
	(Unaudited)

Current Assets:
Cash and cash equivalents	$101	$168
Customer receivables, net of allowance	135,769	98,377
Other receivables	8,430	8,794
Prepaid insurance and licenses	5,609	4,770
Operating and installation supplies	5,155	5,011
Deferred income taxes	10,168	10,168
Other current assets	6,342	5,837
Total current assets	171,574	133,125

Property and equipment, at cost	410,325	345,461
Less accumulated depreciation and amortization	(153,134)	(123,253)
Net property and equipment	257,191	222,208

Other Assets:
Goodwill, net	74,196	74,181
Other	13,413	12,280
Total other assets	87,609	86,461

Total Assets	$516,374	$441,794

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Par Value and Share Data)

Liabilities and Stockholders' Equity	September 30, 2004	December 31, 2003
	(Unaudited)

Current Liabilities:
Accounts payable	$24,971	$14,608
Book overdraft	5,134	3,010
Accrued wages and benefits	17,009	13,034
Claims and insurance accruals	45,246	35,668
Other accrued liabilities	4,746	4,680
Current maturities of long-term debt	33,701	24,982
Total current liabilities	130,807	95,982

Long-Term Debt, net of current maturities	146,697	121,597

Deferred Income Taxes	60,559	56,100

Other Long-Term Liabilities	662	876

Stockholders' Equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value, 30,000,000 shares authorized, 13,617,373 and 13,556,923 shares issued at September 30, 2004 and December 31, 2003, respectively	136	135
Common stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at September 30, 2004 and December 31, 2003	30	30
Additional paid-in capital	107,816	107,252
Retained earnings	94,885	84,411
Treasury Stock Class A, at cost (2,594,389 and 2,544,389 shares at September 30, 2004 and December 31, 2003, respectively	(25,137)	(24,483)
Notes receivable from stockholders	(69)	(82)
Unamortized compensation on restricted stock	(12)	(24)
Total stockholders' equity	177,649	167,239
Total Liabilities and Stockholders' Equity	$516,374	$441,794

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
	Nine Months Ended September 30,

	2004	2003
Cash Flows from Operating Activities:
Net Income	$10,474	$4,996
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	4,459	2,498
Provision for losses on receivables	720	1,077
Amortization of restricted stock	12	12
Depreciation and amortization	34,472	26,925
(Gain) Loss on sale of equipment	(203)	570
(Gain) on interest rate swap, net	—	(201)
Change in operating assets and liabilities, net of acquisitions
Receivables	(40,140)	(7,555)
Prepaid insurance and licenses	(839)	1,655
Operating and installation supplies	(77)	557
Other assets	(1,433)	(3,767)
Accounts payable and other accrued liabilities	20,350	10,969
Accrued wages and benefits	3,975	2,192
Net cash provided by operating activities	31,770	39,928

Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(65,115)	(70,931)
Proceeds from sales of property and equipment	13,415	72,679
Repayment of notes receivable to stockholders	13	—
Acquisition of business	(725)	—
Net cash (used in) provided by investing activities	(52,412)	1,748

Cash Flows from Financing Activities:
Net borrowings (payments) under lines of credit	5,450	(19,418)
Borrowings under long-term debt	58,833	24,405
Payments of long-term debt	(45,851)	(34,856)
Additions to deferred financing costs	130	56
Book overdraft	2,124	(6,437)
Purchase of Class A Common Stock	(654)	—
Proceeds from exercise of stock options	382	544
Proceeds from issuance of common stock	161	—
Net cash provided by (used in) financing activities	20,575	(35,706)
Net Change in Cash and Cash Equivalents	(67)	5,970
Cash and Cash Equivalents, beginning of period	168	131
Cash and Cash Equivalents, end of period	101	6,101
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$6,991	$7,878
Cash paid during the period for income taxes	695	1,026
Conversion of operating leases to equipment installment notes	15,387	12,677

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

Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 15, 2004).

2. Organization and Operations

U.S. Xpress Enterprises, Inc. (the "Company") provides transportation services through two business segments, U.S. Xpress, Inc. ("U.S. Xpress") and Xpress Global Systems, Inc. ("Xpress Global Systems"). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Income	$5,438	$2,661	$10,474	$4,996
Denominator:
Weighted average common shares outstanding	14,056	13,967	14,062	13,950
Equivalent shares issuable upon exercise of stock options	293	180	222	130
Diluted shares	14,349	14,147	14,284	14,080
Earnings per share:
Basic	$0.39	$0.19	$0.74	$0.36
Diluted shares	$0.38	$0.19	$0.73	$0.35

4. Stock-Based Compensation

The Company applies the intrinsic value based method of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. No stock-based compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2004 and 2003 as indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Net Income, as reported	$5,438	$2,661	$10,474	$4,996
Stock-based employee compensation, net of tax	(172)	(79)	(436)	(225)
Pro forma net income	$5,266	$2,582	$10,038	$4,771
Earnings per share, basic, as reported	$0.39	$0.19	$0.74	$0.36
Earnings per share, basic, pro forma	$0.37	$0.18	$0.71	$0.34
Earnings per share, diluted, as reported	$0.38	$0.19	$0.73	$0.35
Earnings per share, diluted, pro forma	$0.37	$0.18	$0.70	$0.34

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company had letters of credit of $37.0 million outstanding at September 30, 2004. The letters of credit are maintained primarily to support the Company's insurance program.

The Company had commitments outstanding at September 30, 2004 to acquire revenue equipment for approximately $61.5 million in 2004, $119.0 million in 2005, $128.6 million in 2006, and $76.4 million in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. In addition, the Company had commitments of $884,000 as of September 30, 2004 under contracts relating to development and improvement of facilities and computer software, which are non-cancelable.

6. Derivative Financial Instruments

At times, the Company uses derivative financial instruments to manage exposure to interest rate risks inherent in variable-rate debt and the Company does not use such instruments for trading or speculative purposes. On March 29, 2002, the Company entered into a revolving credit agreement with Fleet Capital Corporation ("Fleet"). Prior to that date, the Company designated its then outstanding interest rate swap agreements as cash flow hedges, in which changes in fair value were recognized in other comprehensive income.

In connection with entering into the revolving credit agreement with Fleet, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the Fleet debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized over the remaining term of the respective agreements with any future changes in the market value reflected as interest expense in the consolidated statements of operations. For the nine months ended September 30, 2004 and 2003, the Company recognized $0 and ($201), respectively, as interest expense as a result of the de-designation of the interest rate swap agreements.

As of September 30, 2004, the Company had no outstanding interest rate swap agreements. The agreements expired in February and September 2003.

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

	U.S. Xpress	Xpress Global Systems	Consolidated
	(Dollars in Thousands)
Three Months Ended September 30, 2004
Revenue - external customers	$246,898	$41,477	$288,375
Intersegment revenue	3,420	—	3,420
Operating income (loss)	13,713	(1,179)	12,534
Total assets	468,063	48,311	516,374

Three Months Ended September 30, 2003
Revenue - external customers	$201,116	$37,207	$238,323
Intersegment revenue	8,810	—	8,810
Operating income	6,881	688	7,569
Total assets	393,294	41,623	434,917

Nine Months Ended September 30, 2004
Revenue - external customers	$677,377	$115,963	$793,340
Intersegment revenue	16,814	—	16,814
Operating income (loss)	26,976	(563)	26,413
Total assets	468,063	48,311	516,374

Nine Months Ended September 30, 2003
Revenue - external customers	$589,222	$101,701	$690,923
Intersegment revenue	26,247	—	26,247
Operating income	15,666	2,010	17,676
Total assets	393,294	41,623	434,917

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $2,465 and $2,247 for the three months ended September 30, 2004 and 2003, respectively, and $7,021 and $7,685 for the nine months ended September 30, 2004 and 2003, respectively.

8. Comprehensive Income

Comprehensive income consisted of the following components for the three and nine months ended September 30, 2004 and 2003, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Net Income	$5,438	$2,661	$10,474	$4,996
Amortization of hedge de-designation	—	12	—	100
Total	$5,438	$2,673	$10,474	$5,096

9. Long-Term Debt

Long-term debt at September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
Obligation under line of credit with a group of banks, weighted average interest rate of 5.07% at September 30, 2004 maturing March 2007	$5,450	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.07% and 5.30% at September 30, 2004 and December 31, 2003, respectively, due in monthly installments with final maturities at various dates ranging from October 2004 to July 2011, secured by related revenue equipment	148,741	120,215
Mortgage note payable, interest rate of 6.73% at September 30, 2004 and December 31, 2003, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	8,494	8,709
Mortgage note payable, interest rate of 4.92% at September 30, 2004 and December 31, 2003, due in monthly installments through August 2007, with final payment of $8.9 million, secured by real estate	12,819	13,994
Capital lease obligations maturing February 2005 to November 2007	4,505	3,340
Other	389	231
	180,398	146,579
Less: current maturities of long-term debt	(33,701)	(24,982)
	$146,697	$121,597

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

The facility allows the Company to select interest rates for all or any portion of the outstanding balance based on either a base rate (based on the domestic prime rate) plus an applicable margin or LIBOR plus an applicable margin. The applicable margin ranges from 0.75% to 1.50% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based in each case on the aggregate availability as defined. At September 30, 2004, the applicable margin was 0.75% for base rate loans and 2.25% for LIBOR loans. The facility also prescribes additional fees for letter of credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time. The interest rate for the base rate and LIBOR loans as of September 30, 2004 an d December 31, 2003 was 5.50% and 3.92% and 4.75% and 3.62%, respectively.

At September 30, 2004, $37.0 million in letters of credit were outstanding under the facility with $51.6 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge coverage ratios and leverage ratios. It also: (1) limits the Company's future capital expenditures; (2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the lenders' consent. As of September 30, 2004, the Company was in compliance with all covenants under the revolving credit facility.

In October 2004, the facility was replaced. See footnote 15.

10. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term, non-cancelable operating lease agreements expiring at various dates through February 2011. Revenue equipment lease terms are generally 3-5 years for tractors and 5-7 years for trailers. Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $62.0 million at September 30, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. In accordance with the provisions of Financ ial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," management estimates the fair values of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has not accrued any liabilities related to the guaranteed residual values in the accompanying consolidated balance sheets.

11. Other Assets

Other long-term assets consisted of the following at September 30, 2004 and December 31, 2003:

	2004	2003
Deferred financing costs, net	$1,128	$1,300
Investment in unconsolidated affiliates	6,403	6,167
Notes receivable	1,013	1,164
Deposits	1,450	1,242
Commissions	87	211
Cash surrender value of life insurance	2,431	2,196
Other	901	—

Total other assets	$13,413	$12,280

12. Stockholders' Equity

Effective May 24, 2004, the board of directors authorized the Company to repurchase up to $10 million of its Class A Common Stock. The stock may be purchased at any time until May 24, 2005, at which time the board of directors may elect to extend the repurchase program. The repurchased shares will be held as treasury stock and may be used for issuances under the Company's employee stock option plan or for other general corporate purposes, as the board of directors may determine. In June 2004, the Company repurchased 50,000 shares of Class A Common Stock for $654,000.

13. Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 had no impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The adoption of SFAS No. 149 had no impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 20 03. The adoption of SFAS No. 150 had no impact on the Company's financial statements.

14. Reclassifications

Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

15. Subsequent Events

Revolving Credit Facility and Securitization Facility
Effective October 14, 2004, the Company entered into a $100 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaces the existing $100 million credit facility that was set to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company's lease adjusted leverage ratio. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment. The facility matures in October 2009.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, subject to certain exceptions, as defined, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company's own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness.

The Company also entered into an accounts receivable securitization, which is renewable annually. The Company will sell accounts receivable as part of a two-step securitization transaction that will provide the Company with funding similar to a revolving credit facility at commercial paper rates. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables") was formed as a wholly-owned subsidiary of the Company. Xpress Receivables is a bankruptcy remote, special purpose entity, which will purchase accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables will fund these purchases with money borrowed under a new credit facility with Three Pillars Funding, LLC.

The borrowings will be secured by the accounts receivable and paid down through collections on the accounts receivable. Xpress Receivables can borrow up to $100 million under the credit facility, subject to eligible receivables, and will pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility will be reflected as a current liability because the term, subject to annual renewals is 364 days.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature.

Equity Investment
Effective October 21, 2004, the Company entered into a definitive agreement to participate in the buyout of Arnold Transportation Services, Inc. ("Arnold") from Jefferies Capital Partners. Pursuant to the Purchase and Merger Agreement (the "Merger Agreement"), by and among Arnold Holdings, LLC ("Arnold Holdings"), Arnold Transportation Holdings, Inc. ("Transportation Holdings"), Arnold, ATS Acquisition Holding Co ("ATS Acquisition"), ATS Merger Co., and all of the members of Arnold Holdings, ATS Acquisition would acquire 100% ownership of Arnold Holdings, Transportation Holdings, and Arnold. Pursuant to the Stock Purchase, Contribution, and Exchange Agreement (the "Purchase Agreement"), by and among ATS Acq uisition, Xpress Holdings, Inc. ("Xpress Holdings"), and members of the current Arnold management team, Xpress Holdings would acquire 49% of the stock of ATS Acquisition, and members of the current Arnold management team would acquire 51% of the stock of ATS Acquisition. Xpress Holdings is a wholly owned subsidiary of the Company.

The transactions contemplated by the Merger Agreement and the Purchase Agreement are expected to be funded through an equity investment of approximately $6.4 million by the Company (through Xpress Holdings), the rollover of approximately one-half of management's current stock in Arnold, and senior debt financing. Commitment letters have been obtained for the debt financing, which is anticipated to be sufficient to complete the transaction and provide working capital for Arnold . The Company will not guarantee or be obligated on any of the borrowings or other obligations of Arnold. The Company does not expect to consolidate Arnold's financial results and anticipates accounting for the post-transaction operations using the equity method of accounting. The debt financing commitments are subject to customary conditions, including the execution of definitive agreements and due diligence. The transactions contemplated by the Merger Agreement and Purchase Agreement are expected to close by the end of November 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. We have grown substantially throughout our history by expanding our business with new and existing customers and completing 11 acquisitions since becoming publicly traded in 1994. Between 1994 and 2003, our annual revenue grew from $215.4 million to $930.5 million, a compounded annual growth rate of 17.7%. We expect to generate over $1.0 billion in total operating revenue during 2004. Our diversified customer base includes Fortune 500 companies such as Wal-Mart, Best Buy, Clorox, Dollar General Corporation, and M ohawk Industries. We operate a late-model fleet that consisted of approximately 5,345 tractors and 16,568 trailers at September 30, 2004.

For the nine months ended September 30, 2004, operating revenue increased 14.8%, to $793.3 million from $690.9 million in the prior-year period. Revenue, before fuel surcharge, increased 13.5%, to $754.8 million from $664.8 million in the prior-year period. Net income increased 109.6%, to $10.5 million, or $0.73 per diluted share, from $5.0 million, or $0.35 per diluted share in the prior-year period. The Company's operating ratio (operating expenses, net of fuel surcharge revenue, as a percentage of operating revenue, before fuel surcharge) improved to 96.5% in the 2004 period from 97.2% in the 2003 period. Revenue p er loaded mile, before fuel surcharge, increased 11.3% and revenue per tractor increased 11.9% in the same period.

The third quarter of 2004 was our eleventh consecutive quarter of year-over-year earnings improvement and our highest earnings per share since 1997. The improvement in financial results reflects a strong freight environment and significant limitations on industry-wide trucking capacity as well as the Company's continued execution of its plan to shift assets to more profitable segments of its truckload business. For the past three years the Company has been transitioning the least profitable portions of its historical long-haul business into strategic business units that provide a more favorable return. The chart below, which includes the approximate revenue for each business unit as a percentage of total line-haul revenue, demonstrates the shift in business mix.  The table below excludes the impact of fuel surcharge revenue.

	Three Months Ended September 30,
Type of Service	2004	2003	2002
Mid-to-long-haul solo	43%	58%	63%
Expedited team	18%	17%	22%
Regional	12%	11%	8%
Dedicated	16%	10%	7%
Expedited rail	11%	4%	-

The trucking industry and the Company continued to experience increased operating costs during the third quarter of 2004, including higher fuel prices, driver wages and benefits costs, purchased transportation costs, insurance premiums and claims and the cost of truck ownership, including lower residual values for used trucks combined with the cost of the new EPA-compliant truck engines. The industry and the Company also continued to experience a difficult driver and owner-operator recruiting environment in the third quarter of 2004. The Company believes that capacity will continue to be constrained within the industry for the foreseeable future due to the shortage of qualified drivers and the high costs of entering the truckload market. In order to address this issue, the Company has initiated various programs to enhance its recruiting and retention efforts throughout 2004 and has implemented a driver pay increase of approximately 10.0% to take effect during the fourth quarter of 2004. Xpress Global experienced an operating loss of $1.2 million in the third quarter of 2004, primarily because of lower than anticipated revenue in the floorcovering operations, which was impacted by severe weather in the southeast and higher purchased transportation costs due to fuel prices and tight capacity within the truckload sector.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2004, we had approximately $180.3 million of long-term debt obligations, including current maturities, and $177.6 million in total stockholders' equity. Of our tractors, approximately 1,897 were owned and 3,493 were financed under operating leases at September 30, 2004. Owner-operators who own (or lease) and drive their own tractors were approximately 736 at September 30, 2004, a portion of which includes units leased to owner-operators through our owner-operator lease purchase program and are i ncluded in the owned and leased units above. Of our trailers, approximately 8,767 were owned and approximately 7,995 were financed under operating leases at September 30, 2004.

Business Segments

We operate in two main market segments. Through our subsidiary U.S. Xpress, Inc. ("U.S. Xpress"), we provide a broad range of truckload services, including regional, long-haul, dedicated, expedited rail, and expedited team service. Through our subsidiary Xpress Global Systems, Inc. ("Xpress Global Systems"), we provide transportation, warehousing, and distribution services to the floorcovering industry and airport-to-airport transportation services to the airfreight and airfreight forwarding industries.

U.S. Xpress comprises the majority of our operations, representing approximately 86.0% of total operating revenue in the third quarter of 2004. Revenue is primarily earned by transporting freight for customers. Additionally, revenue is derived from fuel surcharges to customers and accessorial charges such as loading and unloading fees and equipment detention. The main factors that impact revenue include the revenue per mile earned from customers, the number of miles per shipment, and the percentage of miles for which the Company is compensated. These factors relate primarily to the general level of economic activity in the United States, inventory levels, customer demand and the level of truck capacity. The Company measures its revenue productivity through revenue per loaded and total mile, and revenue per tract or, in each case excluding fuel surcharge revenue.

U.S. Xpress' main expenses are the variable costs of transporting freight for customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training and recruitment, and owner-operator costs, which are recorded under purchased transportation. Expenses that have both fixed and variable components include maintenance and tire expense and the total cost of insurance and claims. These expenses generally vary with the miles traveled, but also have a controllable component based on safety, fleet age, efficiency and other factors. The main fixed costs are the acquisition and financing of long-term assets, such as revenue equipment and operating terminals and the compensation of non-driver personnel. Effectively controlling expenses is an important element of assuring the Company's profi tability. The primary measure the Company uses to evaluate its profitability is operating ratio, net of the impact of fuel surcharge revenue.

Xpress Global Systems offers its customers expertise in serving the specialized needs of floorcovering logistics services and airport-to-airport transportation. Both floorcovering logistics services and airport-to-airport freight transportation services require an extensive terminal network and operating both businesses from the same locations is intended to generate additional revenue to better absorb the fixed costs of the network. A significant component of Xpress Global Systems' cost structure is purchased transportation, because we outsource a majority of facility-to-facility moves to other truckload carriers. The approximate percentage of Xpress Global Systems' revenue by service type in the third quarter of 2004 was floorcovering logistics 62.0% and airport-to-airport 38.0%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2004	2003	2004	2003
Operating Revenue, Before Fuel Surcharge	100.0%	100.0%	100.0%	100.0%
Operating Expenses
Salaries, wages and benefits	35.5	36.2	35.7	36.1
Fuel and fuel taxes, net of fuel surcharge	10.1	10.9	10.9	11.5
Vehicle rents	6.3	8.2	7.0	8.5
Depreciation and amortization	4.5	4.0	4.5	4.1
Purchased transportation	20.5	17.6	19.5	17.3
Operating expense and supplies	7.1	7.3	7.0	7.4
Insurance premiums and claims	5.2	5.5	5.2	5.3
Operating taxes and licenses	1.3	1.7	1.4	1.6
Communications and utilities	1.0	1.2	1.2	1.3
General and other operating	3.9	4.1	4.1	4.1
Total operating expenses	95.4	96.7	96.5	97.2

Income from Operations	4.6	3.3	3.5	2.8

Interest Expense, net	0.9	1.0	0.9	1.2

Income Before Income Taxes	3.7	2.3	2.6	1.6

Income Tax Provision	1.7	1.2	1.2	0.8

Net Income	2.0%	1.1%	1.4%	0.8%

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003

Total operating revenue increased 21.0%, to $288.4 million during the three months ended September 30, 2004, compared to $238.3 million during the same period in 2003. The increase resulted primarily from higher rates and fuel surcharges.

Revenue, before fuel surcharge, increased 17.9% to $272.0 million during the three months ended September 30, 2004 compared to $230.8 million during the same period in 2003. U.S. Xpress revenue, before fuel surcharge, increased 15.6% to $233.9 million during the three months ended September 30, 2004 compared to $202.4 million during the same period in 2003, due primarily to an increase of 16.3% in average revenue per loaded mile to $1.516 from $1.303. The increase in average revenue per loaded mile was primarily due to increased rates and improved freight selection, combined with growth in regional and dedicated operations, which generally provide for a shorter length of haul and higher rate per mile. Xpre ss Global Systems' revenue increased 11.6% to $41.5 million during the three months ended September 30, 2004 compared to $37.2 million during the same period in 2003. Within Xpress Global Systems, floorcovering revenue increased 7.6% to $25.8 million due primarily to an increase in revenue per pound of 6.3%, and airport-to-airport revenue increased 18.6% to $15.7 million due primarily to revenue generated by acquisitions of airport-to-airport operations in July 2004 and October 2003, combined with a slight increase in volume and revenue per pound. Intersegment revenue decreased to $3.4 million during the three months ended September 30, 2004 compared to $8.8 million during the same period in 2003, due to Xpress Global Systems' increased use of third party carriers for truckload services combined with the introduction of owner-operators to Xpress Global Systems' airport-to-airport operations.

Salaries, wages and benefits increased 15.4% to $96.4 million during the three months ended September 30, 2004 compared to $83.5 million during the same period in 2003. The increase was primarily due to a driver pay increase of approximately 8.0% in February 2004, an increase in the number of local drivers necessary to support the Company's expedited intermodal rail program, and growth in non-driver personnel as a result of the increased volume of business in both of the Company's business segments. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits decreased to 35.5% during the three months ended September 30, 2004 compared to 36.2% during the same period in 2003 primarily due to an increase in average revenue per loaded mile which more than offset increases in driver and non-driver compensation. The Company has implemented a driver pay increase of approximately 10.0% to take effect during the fourth quarter of 2004 which is expected to increase these expenses in future periods and may contribute to an increase as a percentage of revenue if freight rates do not increase rapidly enough to cover the cost. Effective September 1, 2004, the Company increased its workers' compensation retention level to $500,000 per occurrence compared to $250,000 per occurrence in the prior period, which could result in greater fluctuations in these expenses in future periods. Workers' compensation premiums and claims expense are included in salaries, wages and benefits in the accompanying consolidated statements of operations.

Fuel and fuel taxes, net of fuel surcharge, increased 8.7% to $27.4 million during the three months ended September 30, 2004 compared to $25.2 million during the same period in 2003. The increase was due to an approximately $0.03 per Company tractor mile, or 15.8%, increase in fuel and fuel taxes, net of fuel surcharge, due primarily to an approximate 30.0% increase in the average fuel price per gallon, combined with the lower fuel efficiency of the new EPA-compliant engines. The increase in fuel and fuel taxes, net of fuel surcharge, was partially offset by a slight decline in Company miles. The Company's exposure to increases in fuel prices is predominantly mitigated by fuel surcharges to its customers, which amounted to $16.4 million and $7.5 million for the three months ended September 30, 2004 and 2003, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes net of fuel surcharge, declined to 10.1% during the three months ended September 30, 2004 compared to 10.9% during the same period in 2003 primarily because of the increase in average revenue per loaded mile, combined with an increase in the use of expedited intermodal rail for certain medium-to-long haul truckload freight.

Vehicle rents decreased 9.5% to $17.1 million during the three months ended September 30, 2004 compared to $18.9 million during the same period in 2003. The decrease was primarily due to a decrease in the average number of tractors financed under operating leases to 3,478 compared to 3,923 during the three months ended September 30, 2004 and 2003, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,091 compared to 7,008 during the three months ended September 30, 2004 and 2003, respectively, due to the expansion of the Company's trailer fleet necessary to support the expedited intermodal rail program. As a percentage of reven ue, before fuel surcharge, vehicle rents , was 6.3% during the three months ended September 30, 2004 compared to 8.2% during the same period in 2003 primarily because a larger portion of the fleet was financed through debt instead of operating leases, combined with an increase in average revenue per loaded mile.

Depreciation and amortization increased 31.5% to $12.1 million during the three months ended September 30, 2004 compared to $9.2 million during the same period in 2003. The increase was primarily due to an increase in the average number of owned tractors and trailers to 1,850 and 8,768, respectively, during the three months ended September 30, 2004 compared to 1,118 and 6,718, respectively, during the same period in 2003, as well as increased cost of the new EPA-compliant engines and lower residual values. The Company has increased its trailer fleet by over 3,000 units in the last year primarily to support the growth in the expedited intermodal rail program. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.5% during the three months ended September 30, 2004 compared to 4.0% during the same period in 2003 primarily because a greater portion of the Company's fleet was owned rather than financed with operating leases, which more than offset the increase in average revenue per loaded mile.

Purchased transportation increased 37.2% to $55.7 million during the three months ended September 30, 2004 compared to $40.6 million during the same period in 2003 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. This increase was partially offset by a decrease in the average number of owner-operators in the truckload segment during the three months ended September 30, 2004 to 787, or 14.7% of the total fleet, compared to 949, or 17.6% of the total fleet, for the same period in 2003. Xpress Global Systems' purchased transportation inc reased approximately 19.5% due to increased volume combined with higher line-haul costs, resulting from higher fuel costs and tight capacity in the truckload industry and the introduction of owner-operators to Xpress Global Systems' airport-to-airport operations. Xpress Global Systems' average number of owner-operators was 112 during the three months ended September 30, 2004 compared to none during the same period in 2003. As a percentage of revenue, before fuel surcharge, purchased transportation increased to 20.5% during the three months ended September 30, 2004 compared to 17.6% during the same period in 2003 primarily due to growth in the expedited intermodal rail program and increased line-haul costs at Xpress Global Systems, which  more than offset a decline in the percentage of the Company's tractor fleet being provided by owner-operators and the increase in average revenue per loaded mile.

Operating expenses and supplies increased 14.3% to $19.2 million during the three months ended September 30, 2004 compared to $16.8 million during the same period in 2003, primarily due to an increase in driver recruiting and retention costs. As a percentage of revenue, before fuel surcharges, operating expenses and supplies were 7.1% during the three months ended September 30, 2004 compared to 7.3% during the same period in 2003 as an increase in average revenue per loaded mile more than offset these increased costs.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 11.0% to $14.1 million during the three months ended September 30, 2004 compared to $12.7 million during the same period in 2003. The increase was primarily due to higher insurance premiums and a $1.9 million increase in liability claims expense primarily due to an increase in current year claims combined with adverse development related to claims from prior years. The increase in liability claims was partially offset by a decrease in physical damage claims. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 5.2% during the three months ended September 30, 2004, compared to 5.5% during the same period in 2003, primarily because of the increase in average revenue per loaded mile. The Company is self-insured up to certain limits for cargo loss, physical damage and liability. The Company has adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of September 30, 2004, the retention level per occurrence for cargo loss was $250,000  and the retention level for liability was $2.0 million per occurrence. The Company maintains insurance with licensed insurance companies above amounts for which it is self-insured for cargo and liability. The Company accrues for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on the Company's evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense, increased $218,000, or 13.6%, to $2.5 million during the three months ended September 30, 2004 compared to $2.2 million during the same period in 2003. The increase was due to the increase in the percentage of the Company's fleet financed with debt versus operating leases, offset by a decline in the weighted average interest rate to 5.16% during the period ended September 30, 2004, compared to 5.73% during the same period in 2003.

The effective tax rate was 46.0% for the three months ended September 30, 2004. The rate was higher than the statutory rate of 37.0%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003

Total operating revenue increased 14.8%, to $793.3 million during the nine months ended September 30, 2004, compared to $690.9 million during the same period in 2003. The increase resulted primarily from higher rates and fuel surcharges.

Revenue, before fuel surcharge, increased 13.5% to $754.8 million during the nine months ended September 30, 2004 compared to $664.8 million during the same period in 2003. U.S. Xpress revenue, before fuel surcharge, increased 11.3% to $655.6 million during the nine months ended September 30, 2004 compared to $589.3 million during the same period in 2003, due primarily to an increase of 11.3% in average revenue per loaded mile to $1.433 from $1.288. The increase in average revenue per loaded mile was primarily d ue to increased rates and improved freight selection, combined with growth in regional and dedicated operations, which generally provide for a shorter length of haul and higher rate per mile. The effect of the increase in average revenue per loaded mile was offset by a slight decline in average tractors to 5,432 in the 2004 period from 5,463 in the 2003 period. Xpress Global Systems' revenue increased 14.1% to $116.0 million during the nine months ended September 30, 2004 compared to $101.7 million during the same period in 2003. Within Xpress Global Systems, floorcovering revenue increased 14.6% to $74.5 million due primarily to an increase in revenue per pound of 6.9%, combined with an increase in shipment volume of 2.8%, and airport-to-airport revenue increased 13.0% to $41.5 million due primarily to revenue ge nerated by acquisitions of airport-to-airport operations in July 2004 and October 2003, combined with an increase in revenue per pound of 1.5%. Intersegment revenue decreased to $16.8 million during the nine months ended September 30, 2004 compared to $26.2 million during the same period in 2003, due to Xpress Global Systems' increased use of third party carriers for truckload services combined with the introduction of owner-operators to Xpress Global Systems' airport-to-airport operations.

Salaries, wages and benefits increased 12.3% to $269.4 million during the nine months ended September 30, 2004 compared to $240.0 million during the same period in 2003. The increase was primarily due to a driver pay increase of approximately 8.0% in February 2004, an increase in the number of local drivers necessary to support the expedited intermodal rail program, and growth in non-driver personnel as a result of the increased volume of business for both of the Company's business segments. As a percentage of r evenue, before fuel surcharge, salaries, wages and benefits decreased to 35.7% during the nine months ended September 30, 2004 compared to 36.1% during the same period in 2003 primarily due to the increase in average revenue per loaded mile which more than offset increases in driver and non-driver compensation. The Company has implemented a driver pay increase of approximately 10.0% to take effect during the fourth quarter of 2004 which is expected to increase these expenses in future periods and may contribute to an increase as a percentage of revenue if freight rates do not increase rapidly enough to cover the cost. Effective September 1, 2004, the Company increased its workers' compensation retention level to $500,000 per occurrence compared to $250,000 per occurrence in the prior period, which could result in greater fluctuations in these expenses in future periods. Workers' compensation premiums and claims expense are included in salaries, wages and benefits in the accompanying consolidated statements of operations.

Fuel and fuel taxes, net of fuel surcharge, increased 7.9% to $82.2 million during the nine months ended September 30, 2004 compared to $76.2 million during the same period in 2003. The increase was due to an approximately $0.02 per Company tractor mile, or 10.0%, increase in fuel and fuel taxes, net of fuel surcharge, due primarily to an approximate 16.0% increase in the average fuel price per gallon, combined with the lower fuel efficiency of the new EPA-compliant engines. The increase in fuel and fuel taxes net of fuel surcharge, was partially offset by a slight decline in Company miles. The Company's exposure to increases in fuel prices is predominantly mitigated by fuel surcharges to its customers, wh ich amounted to $38.6 million and $26.2 million for the nine months ended September 30, 2004 and 2003, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes net of fuel surcharge, declined to 10.9% during the nine months ended September 30, 2004 compared to 11.5% during the same period in 2003 primarily because of the increase in average revenue per loaded mile, combined with an increase in the use of expedited intermodal rail for certain medium-to-long haul truckload freight.

Vehicle rents decreased 6.4% to $53.0 million during the nine months ended September 30, 2004 compared to $56.6 million for the same period in 2003. The decrease was primarily due to a decline in the average number of tractors financed under operating leases to 3,496 compared to 4,103 during the nine months ended September 30, 2004 and 2003, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,096 compared to 7,001 during the nine months ended September 30, 2004 and 2003, respectively, due to the expansion of the Company's trailer fleet necessary to support the expedited intermodal rail program. As a percentage of revenue, bef ore fuel surcharge, vehicle rents , was 7.0% during the nine months ended September 30, 2004 compared to 8.5% during the same period in 2003 primarily because a larger portion of the fleet was financed through debt instead of operating leases, combined with an increase in average revenue per loaded mile.

Depreciation and amortization increased 24.7% to $34.3 million during the nine months ended September 30, 2004 compared to $27.5 million during the same period in 2003. The increase was primarily due to an increase in the average number of owned tractors and trailers to 1,818 and 8,259, respectively, during the period ending September 30, 2004 compared to 1,179 and 6,429, respectively, during the same period in 2003, as well as increased cost of the new EPA-compliant engines and lower residual values. The Company has increased its trailer fleet by over 3,000 units in the last year primarily to support the growth in the expedited rail program. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.5% during the nine months ended September 30, 2004 compared to 4.1% during the same period in 2003 primarily because a greater portion of the Company's fleet was owned rather than financed with operating leases, which more than offset the increase in average revenue per loaded mile.

Purchased transportation increased 27.7% to $147.1 million during the nine months ended September 30, 2004 compared to $115.2 million during the same period in 2003 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. The increase was partially offset by a decrease in the average number of owner-operators in the truckload segment during the nin e months ended September 30, 2004 to 842, or 15.4% of the total fleet, compared to 968 or 17.7% of the total fleet, for the same period in 2003. Xpress Global Systems' purchased transportation increased approximately 16.2% due to increased volume combined with higher line-haul costs, resulting from higher fuel costs combined with tight capacity in the truckload industry and the introduction of owner-operators to Xpress Global Systems' airport-to-airport operations. Xpress Global Systems' average number of owner-operators was 74 for the nine months ended September 30, 2004 compared to none during the same period in 2003. As a percentage of revenue, before fuel surcharge, purchased transportation increased to 19.5% during the nine months ended September 30, 2004 compared to 17.3% during the same period in 2003 primarily because growth in the expedited intermodal rail program and increased line-haul costs at Xpress Global, which  more than offset a decline in the percentage of the Company's tractor fleet being provided by owner-operators and the increase in average revenue per loaded mile.

Operating expenses and supplies increased 7.5% to $53.1 million during the nine months ended September 30, 2004, compared to $49.4 million during the same period in 2003, primarily due to an increase in driver recruiting and retention costs. As a percentage of revenue, before fuel surcharges, operating expenses and supplies were 7.0% during the nine months ended September 30, 2004 compared to 7.4% during the same period in 2003 as an increase in average revenue per loaded mile more than offset these increased costs.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 11.3% to $39.4 million during the nine months ended September 30, 2004 compared to $35.4 million during the same period in 2003. The increase was primarily due to higher insurance premiums and a $9.7 million increase in liability claims expense primarily due to an increase in current year claims combined with adverse development related to claims from prior years. The increase in liability claims was partially offset by a decrease in physical damage and cargo claims. As a percentage of revenue, before fuel surcharge, insurance and claims remained essentially constant at 5.2% during the nine months ended September 30, 2004, compared to 5.3% during the same period of 2003. The Company is self-insured up to certain limits for cargo loss, physical damage and liability. The Company has adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of September 30, 2004, the retention level per occurrence for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. The Company maintains insurance with licensed insurance companies above amo unts for which it is self-insured for cargo and liability. The Company accrues for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on the Company's evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense decreased $664,000, or 9.1%, to $7.0 million during the nine months ended September 30, 2004 compared to $7.7 million during the same period in 2003. The decrease was primarily attributable to a decrease in the weighted average interest rate to 5.16% during the period ended September 30, 2004 compared to 5.73% during the same period in 2003, which more than offset the increased percentage of the Company's fleet financed with debt versus operating leases.

The effective tax rate was 46.0% for the nine months ended September 30, 2004. The rate was higher than the statutory rate of 37.0%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes. The Company initiated the per diem driver pay plan in February 2002.

Liquidity and Capital Resources

Cash Flows
Cash provided by operations was $31.8 million and $40.0 million during the nine months ended September 30, 2004 and 2003, respectively. The change was primarily due to an increase in accounts receivable resulting from an increase in operating revenue of 14.8% combined with a slight increase in the Company's day sales outstanding.  These increases were offset by an increase in accounts payable and earnings.

Cash used in investing activities was $52.4 million during the nine months ended September 30, 2004 compared to cash provided by investing activities of $1.7 million during the same period in 2003. The cash used during the nine months ended September 30, 2004 related to the financing of tractors through long-term debt versus operating leases, combined with the purchase of trailers to support the expansion of the Company's expedited intermodal rail program. Net cash provided by investing activities during the same period in 2003 resulted primarily from the Company selling significantly more revenue equipment that gener ated cash proceeds, while the replacement of revenue equipment was primarily funded through the use of operating leases. For the full year of 2004, the Company expects capital expenditures to approximate $60.0 million to $70.0 million.

Cash provided by financing activities was $20.6 million during the nine months ended September 30, 2004 compared to cash used in financing activities of $35.7 million during the same period in 2003. During the nine months ended September 30, 2004, the Company had net borrowings of $18.4 million, compared to net repayments of $29.9 million for the same period in 2003. The increase in net borrowings was primarily the result of an increase in the proportion of revenue equipment financed with debt versus operating leases. Current maturities of long-term debt at September 30, 2004 of $33.7 million included $11.0 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are expected to be funded primarily with proceeds from the sale of the related revenue equipment, which are generally covered by repurchase and/or trade agreements in principle between the Company and the equipment manufacturer.

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

The facility allows the Company to select interest rates for all or any portion of the outstanding balance, based on a Base Rate (based on the domestic prime rate) plus an applicable margin or LIBOR plus an applicable margin. The applicable margin ranges from 0.75% to 1.50% for base rate loans and from 2.25% to 3.00% for LIBOR loans, based in each case on the aggregate availability as defined. At September 30, 2004, the applicable margin was 0.75% for base rate loans and 2.25% for LIBOR loans. The facility also prescribes additional fees for letter of credit transactions and a monthly commitment fee based on the difference between the total commitment and the total borrowing capacity utilized by the Company from time to time. The interest rate for the base rate and LIBOR loans as of September 30, 2004 was 5.50% and 3.92%, respectively.

The facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge coverage ratios and leverage ratios. It also: (1) limits the Company's future capital expenditures; (2) prohibits all acquisitions by the Company of its own capital stock or the payment of dividends on such stock; and (3) effectively prohibits future asset acquisitions or dispositions (except in the ordinary course of business) or other business combination transactions by the Company without the lenders' consent. The Company was in compliance with these covenants as of September 30, 2004.

At September 30, 2004, $5.4 million in borrowings and $37.0 million in letters of credit were outstanding under the facility, with $51.6 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt.

Effective October 14, 2004, the Company entered into a $100 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaces the existing $100 million credit facility that was set to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company's lease adjusted leverage ratio. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment. The facility matures in October 2009.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, subject to certain exceptions, as defined, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company's own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness.

Effective October 14, 2004, the Company also entered into an accounts receivable securitization, which is renewable annually. The Company will sell accounts receivable as part of a two-step securitization transaction that will provide the Company with funding similar to a revolving credit facility at commercial paper rates. The borrowings will be secured by the accounts receivable and paid down through collections on the accounts receivable. The Company can borrow up to $100 million under the credit facility, subject to eligible receivables, and will pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility will be reflected as a current liability because the term, subject to annual renewals, is 364 days.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature.

Equity Investment
Effective October 21, 2004, the Company entered into a definitive agreement to participate in the buyout of Arnold Transportation Services, Inc. ("Arnold") from Jefferies Capital Partners. Pursuant to the Purchase and Merger Agreement (the "Merger Agreement"), by and among Arnold Holdings, LLC ("Arnold Holdings"), Arnold Transportation Holdings, Inc. ("Transportation Holdings"), Arnold, ATS Acquisition Holding Co ("ATS Acquisition"), ATS Merger Co., and all of the members of Arnold Holdings, ATS Acquisition would acquire 100% ownership of Arnold Holdings, Transportation Holdings, and Arnold. Pursuant to the Stock Purchase, Contribution, and Exchange Agreement (the "Purchase Agreement"), by and among ATS Acq uisition, Xpress Holdings, Inc. ("Xpress Holdings"), and members of the current Arnold management team, Xpress Holdings would acquire 49% of the stock of ATS Acquisition, and members of the current Arnold management team would acquire 51% of the stock of ATS Acquisition. Xpress Holdings is a wholly owned subsidiary of the Company.

The transactions contemplated by the Merger Agreement and the Purchase Agreement are expected to be funded through an equity investment of approximately $6.4 million by the Company (through Xpress Holdings), the rollover of approximately one-half of management's current stock in Arnold, and senior debt financing. Commitment letters have been obtained for the debt financing, which is anticipated to be sufficient to complete the transaction and provide working capital for Arnold. The Company will not guarantee or be obligated on any of the borrowings or other obligations of Arnold. The Company does not expect to consolidate Arnold's financial results and anticipates accounting for the post-transaction operations using the equity method of accounting. The debt financing commitments are subject to customary conditions, including the execution of definitive agreements and due diligence. The transactions contemplated by the Merger Agreement and Purchase Agreement are expected to close by the end of November 2004. The Company expects to finance its investment in Arnold from proceeds under the new securitization facility.

Off Balance Sheet Arrangements
The Company uses non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, the Company considers interest rates, capital requirements and the tax advantages of leasing versus owning. At September 30, 2004, a substantial portion of the Company's off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from October 2004 to February 2011. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses, lease payments on service equipment are included in opera ting expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to the Company's off-balance sheet arrangements was $60.0 million for the nine months ended September 30, 2004. The remaining lease obligation as of September 30, 2004 was $192.0 million, with $69.0 million due in the next twelve months.

Certain equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $62.0 million at September 30, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements
Management believes that funds provided by operations, borrowings under the securitization facility and revolving credit facility, equipment installment loans and long-term operating lease financing will be sufficient to fund its cash needs and anticipated capital expenditures for the next twelve months. Amounts available under the $200.0 million in new financing completed subsequent to quarter-end will be used to fund the Arnold acquisition, repay existing debt and for working capital and other general corporate purposes. The new facilities are expected to significantly reduce our borrowing costs and expand our liquidity.

The Company's business will continue to require over the long-term, significant capital investments in revenue equipment, which may require the Company to seek additional borrowings or equity capital. The availability of additional capital will depend upon prevailing market conditions, the market price of the Company's common stock, as well as our financial condition and results of operations. Based on recent operating results, anticipated future cash flows and sources of financing expected to be available, the Company does not expect any significant liquidity constraints in the next twelve months.

The following table presents the Company's outstanding contractual obligations at September 30, 2004, excluding letters of credit of $37.0 million. The letters of credit are maintained primarily to support the Company's insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-Term Debt Including Interest (1)	$202,335	$9,677	$78,261	$72,632	$41,765
Capital Lease Obligations (1)	5,269	545	3,560	1,164	—
Operating Leases - Revenue Equipment (2)	167,177	14,157	107,516	36,303	9,201
Operating Leases - Other (3)	24,807	3,084	14,909	5,909	905
Purchase Obligations (4)	386,390	62,351	247,680	76,359	—
Total Contractual Cash Obligations	$785,978	$89,814	$451,926	$192,367	$51,871

(1)	Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at September 30, 2004. Includes principal payments due under the terms of the revolving credit facility. The credit facility does not require scheduled principal payments. Approximately 20.0% of the Company's debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at September 30, 2004 was utilized. At September 30, 2004, the Company's variable rate debt primarily bears interest at LIBOR plus spreads ranging from 2.00% to 3.60%. The table assumes long-term debt is held to maturity. Refer to footnote 9 in the accompanying consolidated financial statements for further information.

(2)	Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 60 months and 60 to 84 months, respectively. Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" and footnote 10 in the accompanying consolidated financial statements for further information.

(3)	Represents future obligations under operating leases for buildings, forklifts, automobiles and airplanes. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

23

(4)
Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities and computer software. With respect to tractors, includes projected obligations totaling approximately $297.0 million under a signed letter proposal to enter into a definitive agreement with respect to the replacement of a substantial portion of the Company’s tractor fleet during the periods 2004 through 2007. The proposal is subject to negotiation of final terms and execution of a definitive agreement which will contain certain trade-back provisions.

The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. The purchase obligations with respect to improvement of facilities and computer software are non-cancelable. Refer to footnote 5 in the accompanying consolidated financial statements for disclosure of the Company’s purchase commitments.

Critical Accounting Policies and Estimates

In the ordinary course of business, the Company has made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of its financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. The Company believes that the following discussion addresses the Company's most critical accounting policies, which are those that are most important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Recognition of Revenue
The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 10.0% of consolidated revenues at September 30, 2004, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to the Company's consolidated financial statements.

Income Taxes
Significant management judgment is required in determining the Company's provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to the Company's profitable operations on both a consolidated and separate legal entity basis. However, if the facts or financial results were to change, thereby impacting the likelihood of the realization of the deferred tax assets, the Company would use its judgment to determine the amount of the valuation allowance required at that time for that period.

The determination of the combined tax rate used to calculate the Company's provision for income taxes for both current and deferred income taxes also requires significant judgment by management. Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," requires that the net deferred tax asset or liability be valued using enacted tax rates that management believes will be in effect when these temporary differences reverse. The Company uses the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal sta tutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if the filing obligations of the Company were to change materially, this could change the combined rate and, by extension, the Company's provision for income taxes.

Depreciation
Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). The Company generally uses estimated useful lives of 4-5 years and 7-10 years for tractors and trailers, respectively, with estimated salvage values ranging from 30% - 50% of the capitalized cost. The depreciable lives of the Company's revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion of the Company's equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer.

Periodically, the Company evaluates the useful lives and salvage values of its revenue equipment and other long-lived assets based upon, but not limited to, its experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in the Company's estimates, could have a material impact on financial results. Further, if the Company's equipment manufacturer does not perform under the terms of the agreements in principle for guaranteed trade-in values, such non-performance could have a materially negative impact on financial results.

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill not be amortized, and that amounts recorded as goodwill are to be tested for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. The Company tested goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2003. The impairment tests for fiscal 2004 will be conducted during the fourth quarter to determine any impairment issues.

Goodwill impairment tests are highly subjective. Such tests include estimating the fair value of the Company's reporting units. As required by SFAS No. 142, the Company compared the estimated fair value of the reporting units with their respective carrying amounts including goodwill. The Company defines a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. The Company's methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings, or other financial measures. Each of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appr opriate discount rates and valuation multiples.

Claims Reserves and Estimates
Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses and workers' compensation claims within the Company's established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers' compensation claims are estimated based on the Company's evaluation of the type and severity of individual claims and historical information, primarily its own claims experience, along with assumptions about future events c ombined with the assistance of independent actuaries. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

Workers' compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers' compensation are estimated by an independent third-party actuary and the Company refers to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims and assumptions about future costs. Further, in establishing the workers' compensation and liability reserves, the Company must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses and other factors. The Company's actual experience may be different than its estimates, sometimes significantly. Additionally, changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers' compensation claims.

The Company has experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers' compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels related to liability and workers' compensation claims. The retention level for liability insurance was $3,000 prior to September 2001 and has increased to ranges of $250,000 to $2.0 million in subsequent periods. Prior to November 2000, the Company had no retention for workers' compensation insurance, which has increased to $500,000 in subsequent periods. The Company's insurance and claims expense varies based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insurance retention levels since November 2000 and September 2001 has caused insurance and claims expense to be higher and more volatile than in historical periods.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." The Interpretation requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. Currently, entities are generally consolidated by an enterprise when it has a controlling interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued a revision of the Interpretation, which deferred the effective date to the first reporting period after March 15, 2004. The Interpretation permits consolidation at historical carrying amounts as if the Interpretation had always been applied, or at fair value, if determining historical amounts is impracticable. The Interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effective adjustment as of the beginning of the first year restated. The adoption of Interpretation No. 46 had no impact on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in SFAS No. 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The adoption of SFAS No. 149 had no impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", which specifies that instruments within its scope are obligations of the issuer and, therefore, the issuer must classify them as liabilities. Financial instruments within the scope of the pronouncement include mandatory redeemable financial instruments, obligations to repurchase the issuer's equity shares by transferring assets and certain obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 20 03. The adoption of SFAS No. 150 had no impact on the Company's financial statements.

Inflation

Inflation could have an adverse impact on the Company's costs of operations. A period of inflation may cause interest rates, revenue equipment prices, wages paid to attract and retain qualified drivers and fuel prices to increase, which would adversely affect results of operations unless corresponding increases in freight rates could be achieved. However, inflation has not had a material effect on the Company's results of operations or financial condition during the past three years.

Seasonality

In the trucking industry, results of operations generally show a seasonal pattern as customers increase shipments prior to and reduce shipments during and after the winter holiday season. Additionally, shipments can be adversely impacted by winter weather conditions. The Company's operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather and increased insurance and claims costs due to adverse winter weather conditions. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

This Quarterly Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as "expects", "estimates", "projects", "believes", "anticipates", "intends", and similar terms and phrases, and may include, but not be limited to projections of revenues, income or loss, capital expenditures, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predict ed or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The following factors among others, could cause actual results to differ materially from those in forward looking statements: excess tractor and trailer capacity in the trucking industry; decreased demand for our services or loss of one or more of our major customers; surplus inventories; recessionary economic cycles and downturns in customers' business cycles; strikes, work slow downs, or work stoppages at our facilities, or at customer, port, or other shipping related facilities; increases or rapid fluctuations in fuel prices as well as fluctuations in hedging activities and surcharge collection; the volume and terms of diesel purchase commitments; increases in interest rates, fuel taxes, tolls, and license and registration fees; increases in the prices paid for new revenue equipment and changes in the resale value of our used equip ment; increases in compensation for and difficulty in attracting and retaining qualified drivers and owner-operators; elevated experience in the frequency and severity of claims relating to accident, cargo, workers' compensation, health, and other claims; high insurance premiums; fluctuations in claims expenses that result from high self-insured retention amounts and differences between estimates used in establishing and adjusting claims reserves and actual results over time; the ability to obtain long-term debt financing and the continued availability of financing in the amounts and on the terms necessary to support our future business; seasonal factors such as harsh weather conditions that increase operating costs; competition from trucking, rail, and intermodal competitors; regulatory requirements that increase costs or decrease efficiency, including revised hours-of-service requirements for drivers; the ability to successfully execute our initiative of strategy of allocating assets to more successful str ategic business units; our continued ability to obtain the capacity and service levels we require and competitive prices from providers of our expedited rail service; and the ability to identify acceptable acquisition candidates, consummate acquisitions, and integrate acquired operations. Readers should review and consider the factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" of the Company's Annual Report on Form 10-K, filed on March 15, 2004, along with various disclosures in the Company's press releases, stockholder reports and other filings with the Securities and Exchange Commission. The Company disclaims any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The Company has interest rate exposure arising from the Company's line of credit and other installment notes, which have variable interest rates. At September 30, 2004, the Company had $36.5 million of variable rate debt. Assuming the current level of borrowings, a one-percentage point increase in interest rates would increase the Company's interest expense by approximately $365,000.

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

Item 4.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of frau d, if any, within our Company have been detected.

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

                          Item 6.  Exhibits

                         Exhibit No.              Description
(1)	3.1	Restated Articles of Incorporation of the Company.
#	3.2	Restated Bylaws of the Company.
(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.
#	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 and incorporated herein by reference.
(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn.
(1)	10.1	1993 Incentive Stock Plan.*
(1)	10.2	Form of Stock Option Agreement under 1993 Incentive Stock Plan.*
(1)	10.3	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under 1993 Incentive Stock Plan.*
#	10.4	1995 Non-Employee Directors Stock Award and Option Plan.*
(2)	10.5	2002 Stock Incentive Plan.*
#	10.6	Form of Stock Option Agreement under 2002 Stock Incentive Plan. *
(3)	10.7	2003 Employee Stock Purchase Plan.*
(4)	10.8	2003 Non-Employee Directors Stock Award and Option Plan.*
#	10.9	Form of Stock Option Agreement under 2003 Non-Employee Directors Stock Award and Option Plan.*
(5)	10.10
Revolving Credit Agreement dated March 29, 2002, by and among the Company, U.S. Xpress Leasing, Inc., CSI/Crown, Inc., U.S. Xpress, Inc., Fleet Capital Corporation, as administrative agent, Fleet Securities, Inc., as arranger, LaSalle Bank National Association, as syndication agent, and the participating lenders therein.

(5)	10.11
Security Agreement dated March 29, 2002, by and among the Company, U.S. Xpress, Inc., CSI/Crown, Inc., U.S. Xpress Leasing, Inc., Xpress Air, Inc., Xpress Company Store, Inc., Xpress Holdings, Inc., CSI Acquisition Corporation, Dedicated Xpress Services, Inc., and Fleet Capital Corporation.

(6)	10.12
Amendment No. 1 to Revolving Credit Agreement dated August 29, 2002, by and among the Company, U.S. Xpress, Inc., CSI/Crown, Inc., U.S. Xpress Leasing, Inc., Fleet Capital Corporation, as administrative agent, Fleet Securities, Inc., as arranger, LaSalle Bank National Association, as syndication agent, and the participating lenders therein.

(6)	10.13
Amendment No. 2 and Consent to Revolving Credit Agreement dated October 21, 2002, by and among the Company, U.S. Xpress, Inc., CSI/Crown, Inc., U.S. Xpress Leasing, Inc., Fleet Capital Corporation, as administrative agent, Fleet Securities, Inc., as arranger, LaSalle Bank National Association, as syndication agent, and the participating lenders thereon.

(7)	10.14
Amendment No. 3 to Revolving Credit Agreement dated February 14, 2003, by and among the Company, U.S. Xpress, Inc., Xpress Global Systems, Inc., U.S. Xpress Leasing, Inc., Fleet Capital Corporation, as administrative agent, Fleet Securities, Inc., as arranger, LaSalle Bank National Association, as syndication agent, and the participating lenders thereon.

(8)	10.15
Amendment No. 4 to Revolving Credit Agreement dated November 13, 2003, by and among the Company, U.S. Xpress, Inc., Xpress Global Systems, Inc., U.S. Xpress Leasing, Inc., Fleet Capital Corporation, as administrative agent, Fleet Securities, Inc., as arranger, LaSalle Bank National Association, as syndication agent, and the participating lenders thereon.

(9)	10.16
Amendment No. 5 to Revolving Credit Agreement dated February 25, 2004, by and among the Company, U.S. Xpress, Inc., Xpress Global Systems, Inc., U.S. Xpress Leasing, Inc., Fleet Capital Corporation, as administrative agent, Fleet Securities, Inc., as arranger, LaSalle Bank National Association, as syndication agent, and the participating lenders thereon.

(10)	10.17
Initial Subscription Agreement of Transplace.com, LLC dated April 19, 2000, by and among Transplace.com, LLC and the Company, Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., and Werner Enterprises, Inc.

29

(10)	10.18
Operating Agreement of Transplace.com, LLC dated April 19, 2000, by and among Transplace.com, LLC and the Company, Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., and Werner Enterprises, Inc.

(1)	10.19	Salary Continuation Agreement dated June 10, 1993, by and between the Company and Max L. Fuller.*
(1)	10.20	Salary Continuation Agreement dated June 10, 1993, by and between the Company and Patrick E. Quinn.*
#	10.21
Lease dated January 28, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and the Company, as lessee, for certain real property situated in the County of Whitfield, State of Georgia.

#	10.22
Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and the Company, for certain real property situated in the County of Whitfield, State of Georgia.

#	10.23	Amendment to Lease dated December 1, 1995, by and between Q & F Realty, LLC and the Company, for certain real property situated in the County of Whitfield, State of Georgia.
#	10.24
Lease dated January 28, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and the Company, as lessee, for certain real property situated in the County of Canadian, State of Oklahoma.

#	10.25
Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and the Company, for certain real property situated in the County of Canadian, State of Oklahoma.

#	10.26
Lease dated March 1, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and Crown Transport Systems, Inc., as lessee, for certain real property situated in the County of Whitfield, State of Georgia.

#	10.27
Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and Crown Transport Systems, Inc., for certain real property situated in the County of Whitfield, State of Georgia.

#	10.28	Credit Agreement dated July 26, 2002, by and between the Company and U.S. Xpress, Inc., as borrowers, and GMAC Business Credit, LLC, as lender.
(11)	10.29
Revolving Credit and Letter of Credit Loan Agreement dated October 14, 2004, by and among the Company, SunTrust Bank, as administrative agent, Fleet National Bank, as syndication agent, LaSalle Bank, National Association, as documentation agent, SunTrust Capital Markets, Inc., as lead arranger and book manager, and the lenders from time to time party thereto.

(11)	10.30
Loan Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc., as initial servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator.

(11)	10.31	Receivables Sale Agreement dated October 14, 2004, by and among U.S. Xpress, Inc. and Xpress Global Systems, Inc., as originators, and Xpress Receivables, LLC, as buyer.
#	31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	31.3	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
(1)	Filed in Registration Statement, Form S-1, on May 20, 1994 (SEC File No. 33-79208).
(2)	Filed as Annex A to the 2002 Proxy Statement on April 15, 2002 (SEC Commission File No. 0-24806).
(3)	Filed as Annex A to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).
(4)	Filed as Annex B to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).
(5)	Filed in Form 10-Q on May 15, 2002 (SEC Commission File No. 0-24806).
(6)	Filed in Form 10-Q on November 14, 2002 (SEC Commission File No. 0-24806).
(7)	Filed in Form 10-K on March 15, 2004 (SEC Commission File No. 0-24806).
(8)	Filed in Form 10-Q on November 14, 2003 (SEC Commission File No. 0-24806).
(9)	Filed in Form 10-Q on May 10, 2004 (SEC Commission File No. 0-24806).
(10)	Filed in Form 10-Q on August 14, 2000 (SEC Commission File No. 0-24806).
(11)	Filed in Form 8-K on October 20, 2004 (SEC Commission File No. 0-24806).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: November 9, 2004	By: /s/ Patrick E. Quinn
Patrick E. Quinn
President

Date: November 9, 2004	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer