Form 10-K
period 2004-12-31
US XPRESS ENTERPRISES INC
filed 2005-03-16
CIK 923571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2004

OR

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
Yes  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. .

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2004, the last business day of the registrant’s most recently completed fiscal second quarter was $93,943,493 (based upon the $15.73 closing price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 7, 2005, the registrant had 13,329,082 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  The information set forth under Part III, Items 10, 11, 12, 13 and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement mailed to stockholders for the 2005 annual meeting of stockholders to be held on May 5, 2005.

U.S. XPRESS ENTERPRISES, INC. TABLE OF CONTENTS

PART I

ITEM 1.                   BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results” of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

References in this Annual Report to “we,” “us,” “our,” or the “Company”  or similar terms refer to U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries.

GENERAL

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Associations, or ATA. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry and airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Our diversified customer base includes many Fortune 500 companies such as Best Buy, Clorox, DuPont, FedEx, and Wal-Mart. We operated a truckload fleet of 5,034 tractors and 16,437 trailers as of December 31, 2004. Additionally, we operated approximately 400 tractors dedicated to local and drayage services.

Since becoming a public company, we have increased our operating revenue to $1.1 billion in 2004 from $215.4 million in 1994, a compounded annual growth rate of 17.8%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and more recently, through the development and expansion of additional strategic business units. We believe our emphasis on developing strategic business units focused on an expanded array of truckload services has accelerated our growth in recent periods.

In recent periods, our income has grown faster than our operating revenue as a result of our strategic and margin improvement initiatives, as well as a favorable freight market. Our operating income has grown from $13.5 million in 2001 to $39.6 million in 2004. The fourth quarter of 2004 was our twelfth consecutive quarter of year-over-year earnings improvement and reflected our highest earnings per share since our initial public offering in 1994. We believe there are significant opportunities for us to further improve our profitability as we continue to implement our strategic initiatives.

Our truckload segment, U.S. Xpress, offers a broad range of truckload services through five strategic business units. Together, these business units comprised approximately 86.0% of total operating revenue in fiscal 2004. The following is a description of each of our truckload strategic business units.

•
Dedicated. Under our one-to-three year dedicated service agreements, we provide equipment, drivers, and frequently on-site personnel exclusively committed to specific customers. We believe customers seek dedicated contracts to obtain committed capacity, to assure themselves of certain service levels, and to outsource transportation functions previously performed in-house. We believe the benefits of this service include better equipment utilization, greater business volume from key customers, and more predictable resource planning. Our drivers generally enjoy more predictable schedules and regular routes. Our dedicated unit operated approximately 1,350 tractors at December 31, 2004.

•
Regional. Regional fleets have grown in recent years because of changes in customers’ distribution patterns. According to a Reebie Associates survey, over 75.0% of the freight transported in the United States moves over distances of less than 500 miles, and we believe the average length of haul of shipments is shrinking as manufacturers and distributors increasingly bring the various elements of their supply and distribution chains into closer geographical proximity. We believe we are well-positioned to take advantage of this trend through our established regional presence in the Western, Midwestern, and Southeastern markets. In addition, regional movements offer more driver-friendly routes. Our regional unit operated approximately 850 tractors at December 31, 2004.

3

•
Expedited intermodal rail.  Our expedited intermodal rail service uses our existing over-the-road trailers carried on high-speed trains, which affords us a significant service advantage over standard intermodal rail service using private or rail-owned containers. We use this service in targeted medium-to-long haul markets to better utilize existing equipment and reduce operating costs, while still providing high levels of service to our customers. As a result, expansion of our expedited intermodal rail service is a significant component of our strategy to improve asset utilization and profitability.

•
Expedited team. We are among the industry leaders in providing expedited long-haul freight transportation using two-person driver teams. The use of two-person driver teams allows expedited handling of medium-to-long haul loads because the drivers can alternate driving and sleeping and thereby keep freight moving virtually 24 hours a day, while operating within federal safety rules. Our driver teams allow us to offer significantly faster, more predictable service than slower rail or solo driver service over longer lengths of haul at a much lower cost than airfreight. We believe the benefits of this premium service include both higher asset utilization and higher rates. Our expedited team unit operated approximately 750 tractors at December 31, 2004.

•
Medium-to-long haul solo. Since our inception, we have used our significant capacity in this unit to provide customers with medium-to-long haul service throughout the United States and in parts of Canada and Mexico. We expect our medium-to-long haul solo business to continue to decline as a percentage of our revenue as we continue to execute our business plan. Our medium-to-long haul solo unit operated approximately 2,100 tractors at December 31, 2004.

Our smaller operating segment, Xpress Global Systems, comprised approximately 14.0% of our total operating revenue in 2004. This segment provides two main services:

•
Floorcovering logistics. We offer transportation, warehousing, and distribution services to the floorcovering industry. These services include picking up floorcovering products from manufacturers, consolidating shipments into truckloads bound for specific destinations, arranging for line-haul transportation between our locations, and delivering the products to distributors, retailers, and large-scale end users. Xpress Global Systems also offers warehousing and other specialized services, such as custom carpet cutting, inventory stocking, and the sale of floorcovering supplies. Floorcovering logistics accounted for approximately 63.0% of Xpress Global Systems’ revenue for the year ended December 31, 2004.

•
Airport-to-airport.  We offer nationwide, scheduled ground transportation of air cargo to customers in the airfreight and airfreight forwarding industries as a cost effective and reliable alternative to traditional air transportation. Xpress Global Systems offers service to major markets through its network of 81 locations in the United States and Canada.

We believe the floorcovering logistics and airport-to-airport services offered by Xpress Global Systems are complementary because they allow us to increase the revenue over the same network of distribution centers and the peak volumes are at opposite times of the day. We have invested significant resources toward building out our network over the past three years and do not anticipate adding significant new locations in the next year.

Please refer to Note 17 to our financial statements included under Item 8 of this Form 10-K for financial information regarding our operating segments.

Investment in Arnold Transportation Services, Inc.

On December 8, 2004, we acquired a 49% interest in Arnold Transportation Services, Inc. (“Arnold”) and its affiliated companies for $6.2 million in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast, and Northeast. Arnold’s regional operations are expected to complement the areas where we provide regional service with little geographic overlap. Arnold’s current management team controls the remaining 51% interest as well as a majority of the board of directors. Arnold will be separately managed by its management team. We have not guaranteed any of Arnold’s debt and do not have any obligation to provide funding, services, or assets. Under our agreement with Arnold’s management, we have a three-year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return. We have accounted for Arnold’s operating results using the equity method of accounting.

Business Strategy

Our customer-focused business strategy emphasizes identifying customer needs and market opportunities, using strategic business units to pursue those opportunities, allocating our assets to the business units that afford the most favorable market opportunities, and managing the assets within each business unit to increase asset productivity and provide higher financial returns. Over the past several years, we have undertaken an intense evaluation of the freight markets and our customers and made the following changes to our operations:

•	We identified dedicated, regional, and expedited intermodal rail service as areas with greater long-term growth and profitability potential than our traditional medium-to-long haul solo-driver business unit.

•	We established focused management teams responsible for the strategic and tactical growth initiatives of their respective business units.

•	We created marketing initiatives and cross-selling strategies to contribute to the growth and development of our business units.

•	We began to re-allocate assets from our medium-to-long haul solo-driver unit to more profitable business units.

The following demonstrates the reallocations we have achieved since 2002:

Truckload Revenue Before Fuel Surcharge and Other Miscellaneous Revenue for the Year Ended December 31, (Dollars in thousands)

	2002		2003		2004

	Revenue	%	Revenue	%	Revenue	%

Type of Service

Dedicated	$57,782	8%	$80,354	10%	$139,120	16%
Regional	60,982	8	82,800	11	107,160	12
Expedited intermodal rail	—	—	32,930	4	99,352	11
Expedited team	164,404	22	138,490	18	154,683	17
Medium-to-long haul solo	468,982	62	452,654	57	387,835	44

Total	$752,150	100%	$787,228	100%	$888,150	100%

In conjunction with reallocating our assets, we charged each business unit with improving its operating results. Our primary area of focus initially has been on improving our business units’ yield management and asset productivity. We seek to do this by raising freight rates where justified and also replacing less profitable freight. In this process, we evaluate rates, non-revenue miles, miles per tractor, the total time our assets are committed to the freight movement, the efficiency of our equipment positioning before and after the movement, total costs associated with the movement, drivers’ domiciles and preferences, the overall customer relationship, and other factors. Based on our criteria, our sales and operations personnel work together to select more profitable freight.

We believe the ongoing implementation of our business strategy and improvements in our business units have contributed to the following improvements in our operating results between 2002 and 2004.

•	Our average revenue per loaded mile, before fuel surcharge, increased to $1.48 from $1.26.

•	Our average revenue per tractor per week, before fuel surcharge, increased to $3,186 from $2,718.

•	Our average length of haul declined to 721 miles from 823 miles.

•	Our diluted earnings per share increased to $1.14 from $0.08.

We expect to continue to deploy assets in our more profitable business units as an ongoing part of our business strategy and to focus on yield management and cost controls in all areas of our truckload operations. As a result, we believe we have significant opportunities to improve our operating margin.

Operations

Our corporate and truckload operations are headquartered in Chattanooga, Tennessee. We maintain seven operations centers and numerous offices and drop yard facilities throughout the continental United States. Xpress Global Systems is headquartered in Tunnel Hill, Georgia, approximately 25 miles from our Chattanooga location, and maintains a nation-wide network of 107 company and agent facilities providing floorcovering logistics and airport-to-airport services.

Our seven operations centers are actively engaged in the management of our truckload business. Fleet managers at each of our operations centers plan load coverage according to customer requirements and relay pick-up, delivery, routing, and fueling instructions to our drivers. Our fleet managers focus on balancing traffic movements, reducing empty miles, and improving the reliability of delivery schedules. We use proven technology, including freight optimization software, that permits us to perform sophisticated analyses of profitability and other factors on each customer, route, and load. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor’s position hourly, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency.

As an additional service to customers, we offer Xpress Connect – an electronic data interchange and Internet-based communication tool for use in tendering loads and accessing information such as cargo position, delivery times, and billing information. These services allow us to communicate electronically with our customers, permitting real-time information flow, thereby reducing or eliminating paperwork, and allowing us and our customers to operate with fewer clerical personnel.

We emphasize safety in all aspects of our operations. In connection with our commitment to safety, we have implemented various equipment specifications, active safety and loss prevention programs, and driver hiring standards that exceed United States Department of Transportation (“DOT”) requirements. With respect to equipment, we have adopted various specifications designed to reduce the risk of accidents, including anti-lock brakes, electronic engines, special mirrors, conspicuity tape, and Eaton Vorad collision avoidance systems. In addition, we recently participated with the National Highway Transportation Safety Administration in a three-year study that is expected to result in improved braking standards. The Eaton Vorad system is designed to provide drivers with additional response time to prevent accidents by giving visible and audible warnings when other vehicles are beside the truck and when vehicles ahead are traveling at lower speeds than the truck. Our safety and loss prevention programs reinforce the importance of safe driving habits, abiding by all laws and regulations, such as speed limits and hours-of-service, and performing regular equipment inspections and maintenance. We also maintain an accident review committee that meets regularly to review any new accidents, take appropriate action related to drivers involved in accidents, examine accident trends, and recommend and implement changes in procedures or communications to address safety issues.

The primary claims arising in our business consist of cargo loss, workers’ compensation, physical damage, and auto liability (personal injury and property damage). For 2004 we were self-insured for personal injury and property damage liability up to a maximum limit of $2.0 million per occurrence; we were self-insured for workers’ compensation up to a maximum limit of $500,000 per occurrence; and we were self-insured for cargo claims up to $250,000 per occurrence. The estimated cost of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities in the consolidated balance sheets and are based upon our evaluation of the type and severity of individual claims and historical information, primarily our claims experience, along with assumptions about future events.

We are in the process of equipping our trailers with Geologic satellite-based tracking technology. At December 31, 2004, approximately 20% of our trailer fleet was equipped with these units, and we expect to equip the remainder of the fleet over the next three to five years. We believe trailer tracking will assist us in better managing our trailer fleet, controlling our ratio of trailers to tractors, providing shipment tracking data to our customers, and counteracting potential cargo theft.

Customers and Marketing

We have a customer-focused business strategy. We analyze freight market trends and specific customer needs, respond to customer requests for differentiated service levels or capacity when the yield justifies, and offer a broad range of services through our strategic business units. We believe that few competitors offer significant capacity with the broad range of services we offer through our strategic business units. In addition, we cross-market between business units through programs such as our on demand service that optimizes capacity for high-priority loads. In the current freight environment, we believe this affords us a marketing advantage as customers search for capacity. Of our top 25 customers, 21 use the services of at least two of our strategic business units.

Our primary customers include retailers and manufacturers, as well as other transportation companies such as less-than-truckload carriers, airfreight companies, third-party freight consolidators, and freight forwarders that seek a high level of service at commensurate rates. As evidence of our commitment to customer service, we have earned two first place finishes and one third place finish in the Quest for Quality transportation award by Logistics Management magazine over the past four years. We have a diversified customer base, with no single customer accounting for more than five percent of our revenue in 2004. Our ten largest customers measured by revenue for the year ended December 31, 2004, were Best Buy, Clorox, Con-Way, Dollar General, Dollar Tree, FedEx, Landstar Logistics, Meijer, Mohawk Industries, and Wal-Mart.

We provide expedited intermodal rail service to our customers through contractual relationships for expedited intermodal rail services with the Burlington Northern Santa Fe, Union Pacific, and Norfolk Southern railroads. In general, these agreements establish rates and priority space on expedited trains. We also purchase expedited rail service from the CSX, Canadian National, Florida East Coast, and Kansas City Southern railroads on a non-guaranteed basis.

Revenue Equipment

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent customer service. Our historical policy has been to operate our tractors while under warranty to minimize repair and maintenance cost and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2004, our company tractors had an average age of 27 months and our trailers had an average age of 52 months.

We purchase or lease Freightliner or Volvo tractors for substantially all of the additions and replacements to our over-the-road fleet. Tractors are generally replaced every 36 to 60 months, generally well in advance of the need for major engine overhauls. Substantially all of our over-the-road tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems, and automatic traction control for improved safety. In addition, substantially all of our over-the-road tractors are equipped with Eaton automatic shift transmissions, and all engines have fuel incentive programming for increased fuel economy.

We have a four-year agreement with our primary tractor manufacturer and a five-year agreement with our primary trailer manufacturer concerning purchases of equipment. Our tractor arrangements also cover the disposal of a substantial portion of our tractors at a defined trade-in value, as long as we purchase replacement tractors from those vendors. We expect our tradeback agreements to reduce the risks associated with decreased market values for used tractors.

We currently acquire Duraplate trailers from Wabash National Corporation for substantially all of the additions and replacements to our trailer fleet. We believe that these Wabash trailers are more durable and have greater cubic capacity than conventional aluminum trailers. In addition, substantially all of our trailers are equipped with air ride suspension, leading to softer rides that result in less load damage. Approximately 91% of our trailers were Duraplates at December 31, 2004.

Employees and Independent Contractors

At December 31, 2004, we employed 8,478 full-time associates, of whom 5,894 were drivers, 258 were mechanics and other maintenance personnel, and 2,326 were office or other associates. We consider relations with our employees to be good.

We believe that it is paramount to recruit, train, and retain a professional driver workforce. We also realize that competition for qualified drivers remains high. As a result, we have initiated various programs to enhance recruiting and retention efforts. We believe that there are several key elements to attracting and keeping experienced professional drivers, such as offering an attractive compensation and benefits package and providing equipment with desirable driver amenities. As a result, in February and November 2004, we implemented driver and independent contractor pay increases that we expect will improve recruiting and retention. We believe that our current driver pay scales are competitive with the top in the industry. Our fleet of late-model Freightliner and Volvo tractors is designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, electronic engine brakes, and Eaton Vorad collision avoidance systems.

We also believe that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (such as in cab e-mail and Internet services) that enables drivers to remain in touch with their families, managing driver home time, seeking drivers’ input in the decision-making process to achieve mutually satisfactory solutions, and providing career advancement opportunities for drivers are key factors in recruiting and retaining experienced professional drivers. In addition, we believe that our decision to expand our regional and dedicated operations provides us a greater opportunity to attract and retain drivers by allowing more frequent returns home and offering more predictable schedules and regular routes.

In addition to our employee drivers, we also augment our service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes, and debt service. By utilizing the services of independent contractors in targeted areas, we can reduce the amount of capital required for our growth. We maintain an aggressive independent contractor recruiting program, with approximately 800 independent contractors under active contract in both of our operating segments at December 31, 2004.

Industry

According to the ATA, the trucking industry generated approximately $610.1 billion in revenue in 2003 and accounted for approximately 87% of domestic spending on freight transportation. The industry is projected to grow in line with the overall U.S. economy. The trucking industry includes both private fleets and “for-hire” carriers. We operate primarily in the highly fragmented for-hire truckload segment of this market, which the ATA estimates generated revenues of approximately $270 billion in 2003. We also compete in the private fleet market, which consists of trucks owned and operated by shippers that move their own goods and accounted for an estimated $279 billion in revenue in 2003. We believe the private fleet market offers us significant opportunities for expansion, particularly through our dedicated business, because shippers increasingly are focused on operating within, and conserving capital for, their core competencies, which often do not include freight transportation.

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Measured by annual revenue, the ten largest dry van truckload carriers accounted for approximately $12 billion, or approximately 5%, of annual for-hire truckload revenue in 2003. We compete to some extent with railroads and rail-truck expedited service but differentiate ourselves from railroad and rail-truck expedited carriers on the basis of service. Railroad and rail-truck movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of this service to customers with time-definite pick-up and delivery schedules, particularly when the rail service is not the expedited service we offer.

Our industry is currently benefiting from improved pricing, which we attribute to a strong freight environment and significant industry-wide limitations on trucking capacity. Over the past year, our rate increases have more than offset higher operating costs, particularly in the areas of diesel fuel, compensation to attract and retain qualified drivers, insurance and self-insured claims, and revenue equipment costs. We believe that freight demand will continue to grow faster than trucking capacity for at least the next year, primarily because of a shortage of qualified drivers and increased costs of entering the truckload market.

Company Information

We were incorporated in Nevada in 1989. Our principal executive offices are located at 4080 Jenkins Road, Chattanooga, Tennessee 37421, and our telephone number is (423) 510-3000. Our website address is http://www.usxpress.com. This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all other reports filed with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), can be obtained free of charge by visiting our website. Information contained in our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.

ITEM 2. PROPERTIES The following table provides information regarding our facilities at December 31, 2004:

Company Location	Facility Functions	Owned or Leased

U.S. Xpress:
Apison, Tennessee	Terminal	Leased
Austell, Georgia	Drop Yard	Leased
Boise, Idaho	Drop Yard	Leased
Calexico, California	Drop Yard	Leased
Chattanooga, Tennessee	Corporate Office	Owned
Chattanooga, Tennessee	Office (Hangar)	Leased
Chicago, Illinois	Drop Yard	Leased
Colton, California	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training	Owned
Cumming, Georgia	Recruiting Office	Leased
Dallas, Texas	Drop Yard	Leased
Dalton, Georgia	Terminal, Fleet Services	Leased
El Paso, Texas	Drop Yard	Leased
Houston, Texas	Drop Yard	Leased
Indianapolis, Indiana	Drop Yard	Leased
Jacksonville, Florida	Drop Yard	Leased
Jersey City, NJ	Drop Yard	Leased
Kent, Washington	Drop Yard	Leased
Laredo, Texas	Drop Yard	Leased
Lincoln, Nebraska	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Independent Contractor Recruiting	Owned
Long Beach, California	Drop Yard	Leased
Mechanicsburg, PA	Drop Yard	Leased
Medway, Ohio	Terminal, Maintenance, Customer Service, Driver Recruiting, Terminal Services, Driver School	Leased
Memphis, Tennessee	Terminal, Maintenance, Driver Recruiting	Leased
Newport, Minnesota	Drop Yard	Leased
Oklahoma City, Oklahoma	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Leased
Ooltewah, TN	Warehouse	Leased
Otay Mesa, California	Drop Yard	Leased
Sacramento, California	Terminal, Fleet Services	Leased
Salt Lake City, Utah	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training	Owned
Tunnel Hill, Georgia	Terminal, Maintenance, Fleet Services, Driver Training	Leased

Xpress Global Systems:
Albany, New York	Distribution Center	Leased
Bensenville, Illinois	Distribution Center	Leased
Charlotte, North Carolina	Distribution Center	Leased
Cleveland, Ohio	Distribution Center	Leased
Columbus, Ohio	Distribution Center	Leased
Denver, Colorado	Distribution Center	Leased
Elizabeth, New Jersey	Distribution Center	Leased
Everett (East Boston), Massachusetts	Distribution Center	Leased
9

Company Location	Facility Functions	Owned or Leased

Fresno, California	Distribution Center	Leased
Grapevine, Texas	Distribution Center	Leased
Hanover, MD	Distribution Center	Leased
Hapeville ( Atlanta), Georgia	Distribution Center	Leased
Hawthorne, California	Distribution Center	Leased
Hayward, California	Distribution Center	Leased
Houston, Texas	Distribution Center	Leased
La Mirada, California	Distribution Center	Leased
Las Vegas, Nevada	Distribution Center	Leased
Mendota Heights, Minnesota	Distribution Center	Leased
Oklahoma City, Oklahoma	Distribution Center	Leased
Orlando, Florida	Distribution Center	Leased
Phoenix, Arizona	Distribution Center	Leased
Pittsburgh, Pennsylvania	Distribution Center	Leased
Rancho Cordova, California	Distribution Center	Leased
Rochester, New York	Distribution Center	Leased
Romeoville, Illinois	Distribution Center	Leased
Romulus, Michigan	Distribution Center	Leased
Salt Lake City, Utah	Distribution Center	Leased
San Antonio, Texas	Distribution Center	Leased
San Diego, California	Distribution Center	Leased
San Francisco, California	Distribution Center	Leased
Spokane, Washington	Distribution Center	Leased
St. Louis, Missouri	Distribution Center	Leased
Tampa, Florida	Distribution Center	Leased
Tulsa, Oklahoma	Distribution Center	Leased
Tunnel Hill, Georgia	Corporate Office, Distribution Center	Leased
Valley Stream, NY	Distribution Center	Leased

Our corporate and truckload headquarters are located in Chattanooga, Tennessee. The facility encompasses nearly 100,000 square feet of office space and includes state-of-the-art information management and communications systems.

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

In our opinion, our facilities are suitable and adequate for our needs.

ITEM 3.                   LEGAL PROCEEDINGS

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters. We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions. See Item 1. “Business – Operations.”

ITEM 4.                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER DATA

Our Class A common stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for our Class B common stock. At March 7, 2005, there were 227 registered stockholders and an estimated 3,800 beneficial owners of our Class A common stock and two beneficial owners of our Class B common stock. At March 7, 2005, there were 13,329,082 shares of Class A common stock outstanding and 3,040,262 shares of Class B common stock outstanding. On March 7, 2005, the closing price for the Class A common stock was $27.51. Listed below are the high and low bid prices with respect to shares of Class A common stock, as reported on the Nasdaq National Market System, for the periods indicated:

	High	Low
Year ended December 31, 2004
Fourth Quarter	$30.23	$17.33
Third Quarter	$19.73	$13.80
Second Quarter	$17.26	$12.00
First Quarter	$14.96	$12.11
Year ended December 31, 2003
Fourth Quarter	$13.75	$11.91
Third Quarter	$13.22	$10.60
Second Quarter	$12.66	$7.49
First Quarter	$10.44	$6.70
Year ended December 31, 2002
Fourth Quarter	$9.72	$6.70
Third Quarter	$13.45	$9.01
Second Quarter	$14.39	$9.90
First Quarter	$12.24	$8.40

The high and low bid prices set forth in the table may not necessarily represent actual transactions.

DIVIDENDS

We have never paid a cash dividend on our Class A or Class B common stock. We currently intend to continue to retain earnings to finance the growth of our business and reduce our indebtedness rather than to pay dividends. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors our board of directors deems relevant. (See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Revolving Credit Agreement,” and Note 5, “Long-Term Debt,” of our 2004 Consolidated Financial Statements included under Item 8 of this Form 10-K.)

For information on our equity compensation plans, please refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management” in Part III of this Annual Report.

ITEM 6.                 SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2004, are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000

	(in thousands, except per share and operating data)

Statement of Operations Data
Operating revenue:
U.S. Xpress, net of fuel surcharge	$905,485	$793,884	$762,322	$710,965	$704,047
Fuel surcharge revenue	60,957	33,976	15,565	25,930	29,536
Xpress Global Systems	158,566	137,842	114,806	83,079	58,161
Intercompany	(19,352)	(35,193)	(30,345)	(21,942)	(4,659)

Consolidated	$1,105,656	$930,509	$862,348	$798,032	$787,085

Income from operations (1)	$39,554	$24,416	$17,125	$13,479	$19,931
Income (Loss) before taxes (1)	$30,331	$14,543	$3,741	$(1,458)	$4,482
Net income (Loss) (1)	$16,426	$7,643	$1,099	$(1,128)	$2,065
Earnings (Loss) per share - basic (1)	$1.16	$0.55	$0.08	$(0.08)	$0.15
Weighted average number of shares
outstanding - basic	14,159	13,966	13,888	13,757	14,095
Earnings (Loss) per share - diluted (1)	$1.14	$0.54	$0.08	$(0.08)	$0.15
Weighted average number of shares
outstanding - diluted	14,399	14,067	14,043	13,757	14,148

Truckload Operating Data
Average revenue per loaded mile(2) (3)	$1.48	$1.30	$1.26	$1.23	$1.22
Average revenue miles per tractor per period (3)	112,355	111,564	112,804	112,400	116,235
Average revenue per tractor, per week(2) (3)	$3,186	$2,777	$2,718	$2,651	$2,729
Average length of haul in miles(3)	721	783	823	899	950
Non-revenue miles percentage	11.0%	10.2%	9.9%	10.1%	9.3%
Average tractors during period(4)	5,369	5,433	5,331	5,144	4,932
Tractors at end of period(4)	5,034	5,338	5,530	5,238	4,861
Trailers at end of period(4)	16,437	14,053	12,958	12,836	11,871

Balance Sheet Data
Working capital	$34,462	$37,143	$26,052	$51,092	$72,870
Total assets	$560,167	$441,794	$438,539	$417,468	$423,461
Long-term debt, including current maturities	$114,566	$146,579	$167,863	$175,031	$181,409
Stockholders’ equity	$233,384	$167,239	$158,432	$155,610	$156,935

(1)

Includes: (a) in 2000, a pre-tax charge of $2.0 million due to the write-off of outstanding receivables of a long-term customer and related expenses and pre-tax goodwill amortization of $2.0 million; (b) in 2001, pre-tax goodwill amortization of $1.8 million; (c) in 2002, pretax charges of $1.7 million related to the settlement of a litigation matter and $1.8 million related to the early extinguishment of debt; and (d) in 2004, pre-tax charges of $454,000 related to the early extinguishment of debt. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized and instead be tested for impairment at least annually.

(2)	Excludes fuel surcharge revenue.

(3)	Includes revenue and miles from expedited intermodal rail services.

(4)	Includes owned, leased, and independent contractor-provided tractors and owned and leased trailers.
13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry and airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Since becoming a public company, we have increased our operating revenue to $1.1 billion in 2004 from $215.4 million in 1994, a compounded annual growth rate of 17.8%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and more recently, through the development and expansion of additional strategic business units. We believe our emphasis on developing strategic business units focused on an expanded array of truckload services has accelerated our growth and profitability in recent periods.

Recent Results of Operations and Year-End Financial Condition

For the year ended December 31, 2004, our results of operations improved as follows versus the 2003 fiscal year:

•	Revenue, before fuel surcharge, increased 16.5% to $1.0 billion from $896.5 million;

•	Net income increased 115%, to $16.4 million from $7.6 million; and

•	Net income per diluted share increased to $1.14 from $0.54.

We believe the improvements in our profitability were attributable primarily to the continued execution of our operating strategy, which involves allocating our truckload assets to business units with greater profitability and improving the profitability of each business unit. Our primary area of focus initially has been on improving our business units’ yield management and asset productivity. We seek to do this by raising freight rates where justified and also replacing less profitable freight. In this process, we evaluate rates, non-revenue miles, miles per tractor, the total time our assets are committed to the freight movement, the efficiency of our equipment positioning before and after the movement, total costs associated with the movement, drivers’ domiciles and preferences, the overall customer relationship, and other factors. Based on our criteria, our sales and operations personnel work together to select more profitable freight.

Our efforts were aided by stronger freight demand and a better rate environment in 2004 primarily due to continued growth in the U.S. economy and a favorable relationship between demand and trucking capacity. These factors contributed to higher average revenue per tractor per week (excluding fuel surcharge), which increased 14.7% to $3,186 in 2004 from $2,777 in 2003, and a 13.8% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.48 from $1.30. These factors more than offset a significant increase in costs, primarily attributable to increases in driver compensation, costs of revenue equipment, insurance and claims, and fuel.

At December 31, 2004, our balance sheet reflected stockholders’ equity of $233.4 million and $149.6 million in aggregate borrowings, including current maturities and the securitization facility. During December 2004, we completed a public offering of 2.0 million of our Class A common shares that generated approximately $47.7 million in net proceeds to us. We used our net proceeds to repay debt. Our future earnings per share will reflect the dilution from the additional shares outstanding from this offering.

Our Truckload Segment

Our truckload segment, U.S. Xpress, which comprised approximately 86% of our total operating revenue in 2004, includes the following five strategic business units, each of which is significant in its market.

•
Dedicated. Our approximately 1,350 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

•
Regional. Our approximately 850 tractor regional unit offers our customers concentrated capacity and a high level of service in dense freight markets of the Southeast, Midwest, and West, while affording a lifestyle favored by many drivers.

14

•
Expedited intermodal rail. Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs.

•
Expedited team. Our approximately 750 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

•	Medium-to-long haul solo. Our approximately 2,100 tractor solo-driver unit offers our customers significant capacity and nationwide coverage.

Over the past few years we have been reallocating our truckload assets to our more profitable business units. This has resulted in significant growth in the percentage of our revenue contributed by dedicated, regional, and expedited intermodal rail services and a decrease in the percentage of our revenue contributed by medium-to-long haul solo service and, to a lesser extent, by expedited team service. We believe the execution of this strategy has been a primary contributor to the improvements in our profitability since we initiated the process in 2002. In addition, the asset reallocation has affected the comparability of certain operating measures. For example, we are generating higher average revenue per loaded mile, excluding fuel surcharge, offset by an increase in non-revenue miles and a decrease in miles per tractor. In general, shorter regional and dedicated hauls pay higher rates per mile but generate fewer miles per unit and involve a greater percentage of non-revenue miles for re-positioning the tractor for the next load. Also, our purchased transportation expense has increased significantly due to the growth of our expedited intermodal rail service, which involves the pass-through of a portion of our freight revenue to the rail service provider. Our operating measures may continue to change as we continue to execute our strategy.

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised 14% of our total operating revenue in 2004, offers transportation, warehousing, and distribution services to the floorcovering industry, as well as nationwide, scheduled ground transportation of air cargo to customers in the airfreight and airfreight forwarding industries as a cost-effective and reliable alternative to traditional air transportation. During 2004, our Xpress Global Systems segment experienced an operating loss of $5.0 million, primarily because of lower than anticipated revenue, growth in fixed expenses, and higher transportation costs due to fuel prices and tight capacity within the truckload sector.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.48 in 2004, from $1.30 in 2003, and $1.26 in 2002. Average revenue per tractor per week improved to $3,186 in 2004, from $2,777 in 2003, and $2,718 in 2002.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which include compensating independent contractors and providers of expedited intermodal rail services. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing costs, including depreciation, of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel.

Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio improved to 96.2% in 2004, from 97.3% in 2003, and 98.0% in 2002.

Revenue Equipment

At December 31, 2004, we had a truckload fleet of 5,034 tractors, which included 574 owner-operator tractors. We also operated 16,437 trailers in our truckload fleet and approximately 400 tractors dedicated to local and drayage services.

Consolidated Results of Operations

The following table sets forth the percentage relationships of expense items to total revenue, excluding fuel surcharge, for each of the fiscal years indicated below. Fuel surcharge revenue is offset against fuel and fuel taxes. We believe that eliminating the impact of this source of revenue provides a more consistent basis for comparing results of operations from period to period.

	Year Ended December 31,
	2004	2003	2002

Operating Revenue	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	35.2	36.3	36.7
Fuel and fuel taxes	10.3	11.4	12.2
Vehicle rents	6.8	8.4	8.1
Depreciation and amortization	4.3	4.2	4.4
Purchased transportation	20.3	17.5	17.0
Operating expense and supplies	7.0	7.1	7.1
Insurance premiums and claims	5.7	5.4	4.8
Operating taxes and licenses	1.3	1.6	1.5
Communications and utilities	1.1	1.3	1.3
General and other operating expenses	4.2	4.1	4.7
Early extinguishment of debt	0.0	0.0	0.2

Total operating expenses	96.2	97.3	98.0

Income from Operations	3.8	2.7	2.0

Interest expense, net	0.9	1.1	1.6

Income before income tax provision	2.9	1.6	0.4

Income tax provision	1.3	0.8	0.3

Net Income	1.6%	0.8%	0.1%

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Total revenue  increased 18.8% to $1.1 billion from $930.5 million for 2003. Total revenue included $61.0 million of fuel surcharge revenue in 2004 and $34.0 million of fuel surcharge revenue in 2003. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because we believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

Revenue, before fuel surcharge,  increased 16.5% to $1.0 billion in 2004 compared to $896.5 million in 2003. U.S. Xpress revenue, before fuel surcharge, increased 14.1% to $905.5 million in 2004 compared to $793.9 million in 2003, due primarily to an increase of 14.3% in average revenue per loaded mile to $1.483 from $1.298. The increase in average revenue per loaded mile was primarily due to increased rates and from growth in regional and dedicated operations, which generally provide for a shorter length of haul and higher rate per mile. Xpress Global Systems’ revenue increased 15.1% to $158.6 million in 2004 compared to $137.8 million in 2003. Within Xpress Global Systems, floorcovering revenue increased 13.8% to $99.8 million, due primarily to an increase in revenue per pound of 6.4%, and airport-to-airport revenue increased 17.1% to $58.8 million, due primarily to revenue generated from acquisitions of airport-to-airport operations in July 2004 and October 2003. Intersegment revenue decreased to $19.4 million in 2004 compared to $35.2 million in 2003, due to Xpress Global Systems’ increased use of third party carriers for truckload services combined with the introduction of owner-operators to Xpress Global Systems’ airport-to-airport operations.

Salaries, wages and benefits increased 12.7% to $367.3 million in 2004 compared to $325.8 million in 2003. The increase was primarily due to driver pay increases of approximately 8.0% and 10.0% in the first and fourth quarters of 2004, respectively, an increase in the number of local drivers necessary to support our expedited intermodal rail program, and growth in non-driver personnel as a result of the increased volume of business in both of our business segments. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits decreased to 35.2% in 2004, compared to 36.3% in 2003 primarily due to the increase in average revenue per loaded mile which more than offset increases in driver and non-driver compensation. Effective September 1, 2004, we increased our workers’ compensation retention level to $500,000 per occurrence compared to $250,000 per occurrence in the prior period, which could result in greater fluctuations in these expenses in future periods. Workers’ compensation premiums and claims expense are included in salaries, wages and benefits in the accompanying consolidated statements of operations.

Fuel and fuel taxes, net of fuel surcharge, increased 5.6% to $107.6 million in 2004 compared to $101.9 million in 2003. The increase was due primarily to an approximate 23.0% increase in the average fuel price per gallon, combined with the lower fuel efficiency of the new EPA-compliant engines. These factors were partially offset by collection of fuel surcharges and a decline in company miles. Our exposure to increases in fuel prices is predominately mitigated by fuel surcharges to its customers, which amounted to $61.0 million and $34.0 million in 2004 and 2003, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, declined to 10.3% in 2004 compared to 11.4% in 2003 primarily because of the increase in average revenue per loaded mile, combined with an increase in the use of expedited intermodal rail for certain medium-to-long haul truckload freight.

Vehicle rents  decreased 5.8% to $71.1 million in 2004 compared to $75.5 million in 2003. The decrease is primarily due to a decrease in the average number of tractors financed under operating leases to 3,504 compared to 4,009 during 2004 and 2003, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,240 compared to 7,221 during 2004 and 2003, respectively, due to the expansion of our trailer fleet necessary to support the expedited intermodal rail program. As a percentage of revenue, before fuel surcharge, vehicle rents were 6.8% in 2004 compared to 8.4% in 2003 primarily due to a larger portion of the fleet being financed through debt instead of operating leases, combined with an increase in average revenue per tractor, which more effectively covered this fixed cost.

Depreciation and amortization  increased 20.9% to $45.1 million in 2004 compared to $37.3 million in 2003. The increase was primarily due to an increase in the average number of owned tractors and trailers to 1,849 and 8,385, respectively, in 2004 compared to 1,242 and 6,498, respectively, in 2003, as well as increased cost of the new EPA-compliant engines and lower residual values. The increased depreciation and amortization reflects our decision to finance our fleet additions with debt versus operating leases, combined with the expansion of our trailer fleet necessary to support the expedited intermodal rail program. As a percentage of revenue, before fuel surcharge, depreciation and amortization remained relatively consistent at 4.3% in 2004 compared to 4.2% in

2003 despite the increase in tractors and trailers financed through debt instead of operating leases primarily due to the increase in average revenue per tractor, which more effectively covered this fixed cost.

Purchased transportation  increased 35.0% to $212.2 million in 2004 compared to $157.2 million in 2003 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. This increase was partially offset by a decrease in the average number of owner-operators in the truckload segment in 2004 to 783, or 14.6% of the total fleet, compared to 951, or 17.5% of the total fleet, in 2003. Xpress Global Systems’ purchased transportation increased approximately 22.6% due to higher line-haul costs, resulting from higher fuel costs and tight capacity in the truckload industry and the introduction of owner-operators to Xpress Global Systems’ airport-to-airport operations. Xpress Global Systems’ number of owner-operators was approximately 148 at December 31, 2004 compared to none in 2003. As a percentage of revenue, before fuel surcharge, purchased transportation increased to 20.3% in 2004 compared to 17.5% in 2003 primarily due to the growth in the expedited intermodal rail program and increased line-haul costs at Xpress Global Systems, which more than offset a decline in the percentage of our tractor fleet being provided by owner-operators and the increase in average revenue per loaded mile.

Operating expense and supplies increased 13.6% to $72.7 million in 2004 compared to $64.0 million in 2003, primarily due to an increase in driver recruiting and retention costs. As a percentage of revenue, before fuel surcharge, operating expense and supplies were 7.0% in 2004 compared to 7.1% in 2003 as increases in average revenue per loaded mile and per tractor more than offset these increased costs.

Insurance premiums and claims,  consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 22.7% to $59.7 million in 2004 compared to $48.6 million in 2003. The increase was primarily due to higher insurance premiums and a $17.7 million increase in liability expense, primarily due to an approximate $6.0 million increase in the provision for current year claims combined with an increase in adverse development related to prior-year claims due in part to the settlement of certain large claims. The increase in liability claims was partially offset by a decrease in physical damage and cargo claims. As a percentage of revenue, before fuel surcharge, insurance and premiums and claims expense was 5.7% in 2004 compared to 5.4% in 2003. At December 31, 2004, the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends Additionally, the results of a third party actuarial study were also utilized in establishing the December 31, 2004 liability reserve. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense  decreased $650,000, or 7.1%, to $9.2 million in 2004 compared to $9.9 million in 2003. The decrease is primarily attributable to a decline in average borrowings, combined with a decrease in the weighted average interest rate to 4.8% in 2004 compared to 5.4% in 2003. See Footnote 5, “Long-Term Debt” and Footnote 7, “Accounts Receivable Securitization”, of our 2004 Consolidated Financial Statements for further details.

The effective tax rate  was 45.8% for the 2004 fiscal year. The rate is higher than the statutory rate of 36.5%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. We initiated the per diem driver pay plan in February 2002. See Footnote 4, “Income Taxes”, of our 2004 Consolidated Financial Statements for further details.

Comparison of the Year Ended December 31, 2003 to the Year Ended  December 31, 2002

Total revenue  increased 7.9% to $930.5 million for 2003 from $862.3 million for 2002. Total revenue included $34.0 million of fuel surcharge revenue in 2003 and $15.6 million of fuel surcharge revenue in 2002.

Revenue, before fuel surcharge, increased 5.9% to $896.5 million in 2003 compared to $846.8 million in 2002. U.S. Xpress revenue, before fuel surcharge, increased 4.1% to $793.9 million in 2003 compared to $762.3 million in 2002, due primarily to an increase of 3.3% in average revenue per mile to $1.298 from $1.257. The increase in average revenue per mile is due to increased rates in over-the-road and team expedited operations and improved freight selection. The effect of the increase in average revenue per mile was offset by a slight decrease in average revenue miles per tractor per period. Xpress Global Systems’ revenue increased 20.0% to $137.8 million in 2003 compared to $114.8 million in 2002. Within Xpress Global Systems, floorcovering revenue increased 19.0% to $87.6 million, due to new and additional business with large floorcovering retailers and manufacturers combined with increased rates and an increase in airport-to-airport revenue of 22.0% to $50.2 million, due to continued penetration in the marketplace.

Salaries, wages and benefits  increased 5.0% to $325.8 in 2003 compared to $310.4 million in 2002. The increase is primarily due to an increase in workers’ compensation claims combined with a growth in headcount to support the expansion of facilities and additional volume of business at Xpress Global Systems. As a percentage of revenue, salaries, wages and benefits remained relatively consistent at 36.3% in 2003 compared to 36.7% in 2002 primarily due to the increase in average revenue per mile.

Fuel and fuel taxes net of fuel surcharge, decreased 1.5% to $101.9 million in 2003 compared to $103.5 million in 2002. The decrease is due primarily to improvements in the level of fuel surcharges billed to customers in 2003. Fuel surcharge revenue was $34.0 million in 2003 compared to $15.6 million in 2002. The average fuel price per gallon increased approximately 12.0% in 2003 compared to 2002.

Vehicle rents  increased 9.6% to $75.5 million in 2003 compared to $68.9 million in 2002. The increase is primarily due to an increase in the average number of tractors financed under operating leases to 4,009 compared to 3,558 in 2003 and 2002, respectively. We also experienced a slight increase in the average number of trailers leased in 2003 to 7,221 compared to 7,181 in 2002. As a percentage of revenue, before fuel surcharge, vehicle rents were 8.4% in 2003 compared to 8.1% in 2002, primarily because a larger portion of the fleet was financed through the use of operating leases.

Depreciation and amortization  decreased 0.5% to $37.3 million in 2003 compared to $37.5 million in 2002. The decrease is primarily due to the increase in the ratio of leased to owned revenue equipment in 2003 compared to 2002. The decrease was offset by an increase in trailer depreciation, which can be attributed to an increase in the average number of owned trailers to 6,498 in 2003 compared to 5,661 in 2002. As a percentage of revenue, before fuel surcharge, deprecation and amortization was 4.2% in 2003 compared to 4.4% in 2002, reflecting the increase in the ratio of leased to owned revenue equipment.

Purchased transportation  increased 9.2% to $157.2 million in 2003 compared to $143.9 million in 2002 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight. The average number of owner-operators remained relatively consistent in 2003 and 2002 at 951 and 962, respectively. As a percentage of revenue, before fuel surcharge, purchased transportation increased to 17.5% in 2003 compared to 17.0% in 2002 due to the use of the expedited intermodal rail program.

Insurance premiums and claims,  consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 20.2% to $48.6 million in 2003 compared to $40.5 million in 2002. The increase was primarily due to higher insurance premiums and a $5.2 million increase in liability expense primarily due to growth in current year claims combined with adverse development related to claims from prior years. As a percentage of revenue, before fuel surcharge, insurance and premiums and claims expense was 5.4% in 2003 compared to 4.8% in 2002. At December 31, 2003, the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Operating taxes and licenses  increased 10.1% to $14.2 million in 2003 compared to $12.9 million in 2002. The increase is principally the result of an increase in vehicle registration and license expense. Vehicle registration and license expense fluctuates based on the trade activity of revenue equipment and the size of the owner-operator and Company tractor fleet. The average number of tractors in our fleet (including owner-operators) was 5,433 and 5,331, respectively, in 2003 and 2002. As a percentage of revenue, before fuel surcharge, operating taxes and licenses remained relatively consistent at 1.6% in 2003 compared to 1.5% in 2002.

General and other operating expenses  decreased 6.1% to $36.5 million in 2003 compared to $38.9 million in 2002. The decrease is due to the settlement of a litigation matter for $1.7 million in the fourth quarter of 2002 combined with a lower percentage growth in general and administrative expenses as compared to the percentage increase in revenues. As a percentage of revenue, before fuel surcharge, general and other operating expenses decreased to 4.1% in 2003 compared to 4.7% in 2002. See Footnote 13, “Commitments and Contingencies”, of our 2004 Consolidated Financial Statements for further details regarding the settlement of the litigation matter.

Interest expense  decreased $3.5 million, or 26.1%, to $9.9 million, compared to $13.4 million in 2002. The decrease is primarily attributable to a decline in average borrowings, combined with a decrease in the weighted average interest rate to 5.4% in 2003 compared to 6.3% in 2002. See Footnote 5, “Long-Term Debt”, of our 2004 Consolidated Financial Statements for further details.

The effective tax rate  was 47.4% for the 2003 fiscal year. The rate is higher than the statutory rate of 36.5%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. We initiated the per diem driver pay plan in February 2002. See Footnote 4, “Income Taxes”, of our 2004 Consolidated Financial Statements for further details.

Liquidity and Capital Resources

Our business requires significant capital investments. We historically have financed our capital requirements with borrowings under a revolving credit facility, cash flows from operations, and long-term equipment debt and operating leases. Our primary sources of liquidity at December 31, 2004, were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Each of our revolving credit facility and our accounts receivable securitization facility has maximum available borrowings of $100.0 million. We believe that funds provided by operations, borrowings under our line of credit and securitization facility, equipment installment loans and long-term equipment debt and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures through 2005. Our business will continue to require significant capital investments, particularly for revenue equipment and facilities, over the long-term, which may require us to seek additional borrowings or equity capital. The availability of additional capital will depend upon prevailing market conditions and the market price of our Class A common stock, as well as our financial condition and results of operations. Based on recent operating results, anticipated future cash flows and sources of financing expected to be available, we do not expect any significant liquidity constraints in the foreseeable future.

Cash Flows

	Year Ended December 31,
(In thousands)	2004	2003	2002

Net cash provided by operating activities	$44,450	$58,045	$42,579
Net cash used in investing activities	(88,050)	(23,995)	(29,878)
Net cash provided by (used in) financing activities	43,498	(34,013)	(20,755)

Cash generated from operations decreased $13.6 million during 2004 as compared to 2003. The change was primarily due to an increase in accounts receivable resulting from an increase in operating revenue of 18.8% combined with an increase in day sales outstanding. These increases were offset by increases in accounts payable, higher earnings and deferred income taxes attributable to improved profitability, and an increase in deprecation resulting from a higher percentage of equipment being owned instead of held under operating leases. Cash generated from operations increased $15.5 million during 2003 as compared to 2002. The increase was primarily driven by an increase in earnings of $6.5 million, combined with improvements in collection of accounts receivables in the truckload segment.

Cash used in investing activities increased $64.1 million during 2004 as compared to 2003. We invested $81.1 million, net of sales proceeds, in capital expenditures during 2004 compared to $22.9 million during 2003. The increase is due to the financing of tractors through long-term debt versus operating leases, combined with the purchase of new trailers to support the expansion of our expedited intermodal rail program. Cash used in investing activities decreased $5.9 million in 2003 compared to 2002. We invested $22.9 million, net of sales proceeds, in capital expenditures during 2003 compared to $27.9 million in 2002. The decrease was due to selling significantly more revenue equipment generating cash proceeds, while a greater portion of the replacement of revenue equipment was funded through the use of operating leases. We expect cash capital expenditures, primarily for the replacement of revenue equipment (net of sales proceeds and trade-ins), to be approximately $70.0 to $80.0 million in 2005.

Cash provided by financing activities was $43.5 million in 2004 compared to cash used in financing activities of $34.0 million in 2003. The increase is due primarily to our stock offering completed in December 2004 of 2,000,000 shares of Class A common stock which generated net proceeds to us of approximately $47.7 million. Cash used in financing activities increased $13.3 million during 2003 compared to 2002. The increase is due primarily to an increase in net repayments of long-term debt of $31.4 million in 2003 compared to $27.4 million in 2002. The repayments of long-term debt during 2003 were funded from cash flows from operations.

Debt

On October 14, 2004, we entered into a $100.0 million senior secured revolving credit facility with a group of banks, which replaced the existing $100.0 million credit facility that was scheduled to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on our lease adjusted leverage ratio. At December 31, 2004, the applicable margin was 0.00% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25% and 0.25%, respectively, at December 31, 2004). The facility matures in October 2009.

The credit facility requires, among other things, that we maintain minimum consolidated tangible net worth, fixed charge, and asset coverage ratios and a leverage ratio. It also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of December 31, 2004, we were in compliance with the revolving credit facility covenants.

Effective October 14, 2004, we also entered into an accounts receivable securitization. Under the securitization, we sell accounts receivable as part of a two-step process that provides funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary of the Company. Xpress Receivables is a bankruptcy remote, special purpose entity, which will purchase accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables will fund these purchases with money borrowed under a new credit facility with Three Pillars Funding, LLC. The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. We can borrow up to $100.0 million under the securitization facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility is reflected as a current liability because the term, subject to annual renewals, is 364 days.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature.

At December 31, 2004, we had $149.6 million of borrowings, of which $101.1 million was long-term, $13.5 million was current maturities, and $35.0 million was the securitization facility. We also had approximately $44.0 million in undrawn letters of credit. At December 31, 2004, we had an aggregate of approximately $119.2 million of available borrowing remaining under our revolving credit facility and securitization. Current maturities include $122 in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between us and the equipment manufacturer.

Equity

At December 31, 2004, we had stockholders’ equity of $233.4 million and long-term debt, net of current maturities, of $101.1 million, resulting in a debt to long-term capitalization ratio of 39.1% compared to 46.7% at December 31, 2003.

In December 2004, we completed an offering of 4,600,000 shares our Class A Common Stock at $25.25 per share. Of these shares, we sold 2,000,000 shares; Patrick E. Quinn, our Co-Chairman, President and Treasurer and Max L. Fuller, our Co-Chairman and Chief Executive Officer, sold 950,000 and 1,450,000 shares, respectively; and related family partnerships sold 200,000 shares. The offering generated net proceeds to us of approximately $47.7 million. The proceeds were used to repay outstanding borrowings under our securitization facility and to retire debt on certain mortgage notes and revenue equipment installment notes.

In May 2004, the board of directors authorized the repurchase of up to $10.0 million of our Class A Common Stock. The repurchased shares will held as treasury stock and may be used for issuances under our employee stock option plan or for general corporate purposes, as the board of directors may determine. In June 2004, we repurchased 50,000 shares of Class A Common Stock for $654.

Equity Investment

In December 2004, we acquired a 49.0% interest in Arnold Transportation Services, Inc. (“Arnold”) and its affiliated companies for $6.2 million in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast and Northeast. Arnold’s current management team controls the remaining 51.0% interest and a majority of the board of directors. We have not guaranteed any of Arnold’s debt and have no obligation to provide funding, services or assets. Under the agreement with Arnold’s management, we have a three-year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return.

Off Balance Sheet Arrangements

We lease certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating leases. In making the decision to finance revenue equipment or facilities through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements and the tax advantages of leasing versus owning the equipment or facilities. At December 31, 2004, we leased approximately 3,430 tractors, 8,630 trailers and 51 office and terminal facilities under non-cancelable operating leases with termination dates ranging from January 2005 to January 2014. Lease payments on revenue equipment and office and terminal facilities are included in vehicle rents and general and other operating expenses, respectively, in the consolidated statement of operations. Rental expense related to revenue equipment and facilities was $77.9 million in 2004 compared to $81.5 million in 2003. The remaining obligation as of December 31, 2004, was $204.2 million, with $72.8 million due in the next twelve months.

Certain equipment leases provide for us to guarantee a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $58.5 million at December 31, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between us and the equipment manufacturer.

Cash Requirements

The following table represents our outstanding contractual obligations at December 31, 2004, excluding letters of credit of $44.0 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Securitization Facility, Including Interest(1)	$35,840	$35,840	$—	$—	$—
Long-Term Debt, Including Interest (1)	132,210	17,563	46,729	37,303	30,615

Capital Leases, Including Interest (1)	4,576	1,989	2,587	—	—

Operating Leases – Revenue Equipment (2)	176,068	63,652	84,688	21,073	6,655
Operating Leases – Other (3)	35,144	12,137	13,307	5,165	4,535
Purchase Obligations (4)	363,943	167,508	196,435	—	—

Total Contractual Cash Obligations	$747,781	$298,689	$343,746	$63,541	$41,805

(1)
Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable, capital lease obligations and the securitization facility at December 31, 2004. We had no amounts outstanding under our revolving line of credit facility as of December 31, 2004 other than letters of credit of $44.0 million. Approximately 32.0% of our borrowings are financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, we used the rates in place at December 31, 2004. The table assumes long-term debt is held to maturity. Refer to Footnote 5, “Long-Term Debt”, and Footnote 7, “Accounts Receivable Securitization,” in our Consolidated Financial Statement.

(2)
Represents future obligations under operating leases for over-the-road tractors, day-cabs, and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases, and correspond to Footnote 7 in our 2004 Consolidated Financial Statements. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” for further information.

(3)
Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases, and correspond to Footnote 9 in our Consolidated Financial Statements. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)
Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities and computer software. Refer to Footnote 13 in our Consolidated Financial Statements included for disclosure of our purchase commitments.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 10.0% of consolidated revenues at December 31, 2004, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

Income Taxes

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations on both a consolidated and separate legal entity basis. However, if the facts or financial results were to change, thereby impacting the likelihood of the realization of the deferred tax assets, we would use our judgment to determine the amount of the valuation allowance required at that time for that period.

The determination of the combined tax rate used to calculate our provision for income taxes for both current and deferred income taxes also requires significant judgment by management. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that the net deferred tax asset or liability be valued using enacted tax rates that we believe will be in effect when these temporary differences reverse. We use the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if our filing obligations were to change materially, this could change the combined rate and, by extension, our provision for income taxes.

Depreciation

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of 4-5 years and 7-10 years for tractors and trailers, respectively, with estimated salvage values ranging from 25% - 50% of the capitalized cost. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion our equipment is covered by re-purchase or trade agreements between us and the equipment manufacturer.

Periodically, we evaluate the useful lives and salvage values of our revenue equipment and other long-lived assets based upon, but not limited to, its experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material impact on financial results. Further, if our equipment manufacturer does not perform under the terms of the agreements for guaranteed trade-in values, such non-performance could have a materially negative impact on financial results.

Goodwill

The excess of the consideration paid us over the estimated fair value of identifiable net assets acquired has been recorded as goodwill.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”), which we adopted effective January 1, 2002. As required by the provisions of SFAS 142, we tested goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in 2004, 2003 and 2002.

Goodwill impairment tests are highly subjective. Such tests include estimating the fair value of our reporting units. As required by SFAS No. 142, we compared the estimated fair value of the reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under SFAS No. 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings, or other financial measures. Each of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

Claims Reserves and Estimates

Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses and workers’ compensation claims within our established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts we consider adequate. Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers’ compensation claims are estimated based on our evaluation of the type and severity of individual claims and historical information, primarily our own claims experience, along with assumptions about future events combined with the assistance of independent actuaries in the case of workers’ compensation and liability. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

Workers’ compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers’ compensation and liability are estimated by an independent third-party actuary and we refer to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims and assumptions about future costs. Further, in establishing the workers’ compensation and liability reserves, we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses and other factors. Our actual experience may be different than our estimates, sometimes significantly. Additionally, changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation and liability claims.

We have experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers’ compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels related to liability and workers’ compensation claims. The retention level for liability insurance was $3,000 prior to September 2001 and has increased to ranges of $250,000 to $2.0 million in subsequent periods. Prior to November 2000, we had no retention for workers’ compensation insurance, which has increased to ranges of $250,000 to $500,000 in subsequent periods. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insurance retention levels since November 2000 and September 2001 has caused insurance and claims expense to be higher and more volatile than in historical periods.

Factors that May Affect Future Results

Our future results may be affected by a number of factors over which we have little or no control. The following issues and uncertainties, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, such as floorcovering and deferred airfreight from our airport-to-airport operations, and in regions of the country where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts. We also are affected by increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance costs, and the rising costs of healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Any of these could lead to border crossing delays or the temporary closing of the United States/Canada or United States/Mexico border. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.

We operate in a highly competitive industry, and our business may suffer if we are unable to adequately address downward pricing pressures and other results of competition.

Numerous competitive factors could impair our ability to maintain or improve our current profitability. These factors include the following.

•
We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, airfreight forwarders, and other transportation companies. Many of our competitors have more equipment, a wider range of services, greater capital resources, or other competitive advantages.

•
Many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy. This may limit our ability to maintain or increase freight rates or to continue to expand our business.

•	Many of our customers also operate their own private trucking fleets, and they may decide to transport more of their own freight.

•
In recent years, many shippers have reduced the number of carriers they use by selecting “core carriers” as approved service providers. As this trend continues, some of our customers may not select us as a “core carrier.”

•	Many customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in a loss of business to competitors.

If we are unable to successfully execute our business strategy, our growth and profitability could be adversely affected.

Our strategy for increasing our revenue and profitability includes continuing to allocate more of our resources to our dedicated, regional, and expedited intermodal rail strategic business units, improving the profitability of all of our strategic business units through yield management and cost control efforts, and developing greater volume in Xpress Global Systems’ airport-to-airport services. We may experience difficulties and higher than expected expenses in reallocating our assets and developing new business. For example, in 2001, our subsidiary, Xpress Global Systems introduced airport-to-airport transportation services for the airfreight and airfreight forwarding industries, which we intend to expand. However, these airport-to-airport services have not been profitable since inception. If we are unable to make our airport-to-airport business profitable, or continue to grow and improve the profitability of our other business units, our growth prospects, results of operations, and financial condition will be adversely affected.

Ongoing insurance and claims expenses could significantly affect our earnings.

Our future insurance and claims expenses may exceed historical levels, which could reduce our earnings. We self-insure for a significant portion of our claims exposure from workers’ compensation, auto liability, general liability, and cargo and property damage, as well as employees’ health costs. We also are responsible for our legal expenses within our self-insured retentions for liability and workers’ compensation claims. We currently reserve for anticipated losses and expenses and regularly evaluate and adjust our claims reserves to reflect actual experience. However, ultimate results may differ from our estimates, which could result in losses above reserved amounts. Our self-insured retention limit for auto liability claims is $2.0 million per occurrence, $500,000 per occurrence for workers’ compensation claims, and $250,000 per occurrence for cargo claims. Because of our substantial self-insured retention amounts, we have significant exposure to fluctuations in the number and severity of claims. Our operating results will be adversely affected if we experience an increase in the frequency and severity of claims for which we are self-insured, accruals of significant amounts within a given period, or claims proving to be more severe than originally assessed.

We maintain insurance above the amounts for which we self-insure with insurance carriers that we believe are financially sound. Although we believe our aggregate insurance limits are sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed those limits. Insurance carriers recently have been raising premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We have achieved significant revenue growth since becoming a public company in 1994. Over the past several years, however, our revenue growth rate has slowed. There is no assurance that our revenue growth rate will return to historical levels or that we can effectively adapt our management, administrative, and operating systems to respond to any future growth. Our operating margins could be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

Increases in driver compensation or difficulty in attracting and retaining drivers could affect our profitability and ability to grow.

Like nearly all trucking companies, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, including independent contractors. In addition, due in part to current economic conditions, including the higher cost of fuel, insurance, and tractors, the available pool of independent contractor drivers has been declining. Because of the shortage of qualified drivers, the availability of alternative jobs due to the current economic expansion, and intense competition for drivers from other trucking companies, we expect to continue to face difficulty increasing the number of our drivers, including independent contractor drivers, who are one of our principal sources of planned growth. In addition, our industry suffers from high turnover rates of drivers. This turnover rate requires us to continually recruit a substantial number of drivers in order to operate existing equipment. If we are unable to continue to attract a sufficient number of drivers and independent contractors, we could be required to adjust our compensation packages, let trucks sit idle, or operate with fewer trucks and face difficulty meeting shipper demands, all of which would adversely affect our growth and profitability. In addition, the compensation we offer our drivers and independent contractors is subject to market forces, and we may find it necessary to continue to increase their compensation in future periods. Any increase in our operating costs or in the number of tractors without drivers would adversely affect our growth and profitability.

Fluctuations in the price or availability of fuel may increase our cost of operation, which could materially and adversely affect our profitability.

We require large amounts of diesel fuel to operate our tractors, and diesel fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly, and prices and availability of all petroleum products are subject to economic, political, and other market factors beyond our control. Substantially all of our customer contracts contain fuel surcharge provisions to mitigate the effect of price increases over base amounts set in the contract. However, these arrangements do not fully protect us from fuel price increases and also may result in our not receiving the full benefit of any fuel price decreases. Our fuel surcharges to customers do not fully recover all fuel increases because engine idle time, out-of-route miles, and non-revenue miles, which are not generally billable to the customer. We currently do not have any fuel hedging contracts in place.

If we are unable to retain our senior officers, our business, financial condition, and results of operations could be harmed.

We are highly dependent upon the services of the following senior officers: Patrick E. Quinn, our Co-Chairman of the Board, President, and Treasurer; Max L. Fuller, our Co-Chairman of the Board, Chief Executive Officer, and Secretary; Ray M. Harlin, Executive Vice President — Finance and Chief Financial Officer; and Jeffrey S. Wardeberg, Executive Vice President — Operations and Chief Operating Officer. We do not have employment agreements with any of these persons, except for salary continuation agreements with Messrs. Quinn and Fuller. The loss of any of their services could have a materially adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth, and we may be unable to do so.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past three years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

We have agreements covering the terms of trade-in and/or repurchase commitments from our primary equipment vendors for disposal of a substantial portion of our revenue equipment. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into definitive agreements that reflect the terms we expect, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

Because a substantial portion of our Xpress Global Systems network costs are fixed, we will be adversely affected by any decrease in the volume or revenue per pound of freight shipped through our network. Moreover, if we are not able to increase the volume of freight shipped through our Xpress Global Systems network, that segment may not reach profitability.

Our Xpress Global Systems operations, particularly our network of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle may have an adverse effect on our operating margin and our results of operations. In addition, if we fail to increase the volume of freight shipped through our Xpress Global Systems network, our airport-to-airport business may not achieve profitability. Typically, we do not have long-term contracts with our airport-to-airport customers, and there is no assurance that our current customers will continue to utilize our services or that they will continue at the same levels. The actual shippers of the freight moved through our network include various manufacturers and distributors. Adverse business conditions affecting these shippers or adverse general economic conditions are likely to cause a decline in the volume of freight shipped through our network. Recently, Xpress Global Systems has experienced lower than expected revenue and higher costs. Our inability to bring this segment to profitability would adversely affect our consolidated results of operations.

Our substantial indebtedness and operating lease obligations could adversely affect our ability to respond to changes in our industry or business.

As a result of our level of debt, operating lease obligations, and encumbered assets:

•	Our vulnerability to adverse economic conditions and competitive pressures is heightened;

•
We will continue to be required to dedicate a substantial portion of our cash flows from operations to operating lease payments and repayment of debt, limiting the availability of cash for other purposes;

•	Our flexibility in planning for, or reacting to, changes in our business and industry will be limited;

•
Our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations; and

•	Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited.

Our operating leases and debt obligations could materially and adversely affect our ability to finance our future operations or capital needs or to engage in other business activities. There is no assurance that additional financing will be available when required or, if available, will be on terms satisfactory to us.

Service instability in the railroad industry could increase our operating costs and reduce our ability to offer expedited intermodal rail services, which could adversely affect our revenues and operating results.

We depend on the major U.S. railroads for our expedited intermodal rail services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with whom we have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services.

For example, current service disruptions in the railroad industry have impacted expedited rail service throughout the United States. Although the disruptions have been primarily with railroads other than our major providers, it is possible that future service disruptions that affect our operations may occur, which would decrease demand for, or the profitability of, our expedited intermodal rail business. In addition, because most of the railroads’ workforce is subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees. Further, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and our ability to offer expedited intermodal rail services.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.

Beginning in 2004, motor carriers were required to comply with several changes to DOT hours-of-service requirements that may have a positive or negative effect on driver hours (and miles) and our operations. A citizens’ advocacy group successfully petitioned the courts that the new rules were developed without driver health in mind. Pending further action by the courts or the effectiveness of new rules addressing these issues, Congress has enacted a law that extends the effectiveness of the new rules until September 30, 2005. We cannot predict whether there will be changes to the hours-of-service rules, the extent of any changes, or whether there will be further court challenges. Given this uncertainty, we are unable to determine the future effect of driver hour regulations on our operations. The DOT is also considering implementing higher safety requirements on trucks. These regulatory changes may have an adverse affect on our future profitability.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired businesses.

We have made eleven acquisitions since becoming a public company in 1994. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

Any acquisitions we undertake could involve the dilutive issuance of equity securities and/or incurring indebtedness. In addition, acquisitions involve numerous risks, including difficulties in assimilating the acquired company’s operations, the diversion of our management’s attention from other business concerns, risks of entering into markets in which we have had no or only limited direct experience, and the potential loss of customers, key employees, and drivers of the acquired company, all of which could have a materially adverse effect on our business and operating results. If we make acquisitions in the future, there is no assurance that we will be able to negotiate favorable terms or successfully integrate the acquired companies or assets into our business. If we fail to do so, or we experience other risks associated with acquisitions, our financial condition and results of operations could be materially and adversely affected.

Seasonality

In the trucking industry, results of operations generally show a seasonal pattern as customers increase shipments prior to and reduce shipments during and after the winter holiday season. Additionally, shipments can be adversely impacted by winter weather conditions. Our operating expenses have historically been higher in the winter months due primarily to decreased fuel efficiency, increased maintenance costs of revenue equipment in colder weather and increased insurance and claims costs due to adverse winter weather conditions. Revenue can also be affected by bad weather and holidays, since revenue is directly related to available working days of shippers.

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, (“FASB”), issued FIN 46-R, Consolidation of Variable Interest Entities, (“FIN 46-R”), which supersedes Interpretation No. 46, “Consolidation of Variable Interest Entities”, issued in January 2003. This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (“VIE”) when a company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. FIN 46-R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where other investors do not have exposure to the significant risks and rewards of ownership. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”)”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will adopt SFAS 123R on July 1, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the Company’s consolidated financial position or results of operations.

ITEM 7A.               QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes, nor when there are no underlying related exposures.

Interest Rate Risk.

Our market risk is affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed interest rate obligations expose us to the risk that interest rates might fall. Variable interest rate obligations expose us to the risk that interest rates might rise.

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. At December 31, 2004, we had $47,466 in variable rate borrowings outstanding. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2004, we had borrowings totaling $149,566 comprised of $47,466 of variable rate borrowings and $102,100 of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings and cash flow impact of a one-percentage point increase/decrease in interest rates would have an unfavorable/favorable impact of approximately $300.

Commodity Price Risk. Shortages of fuel, increases in prices, or rationing of petroleum products can have a materially adverse effect on our operations and profitability. Fuel is subject to economic, political and market factors that are outside of our control. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through the collection of fuel surcharges. However, fuel surcharges do not always fully offset increases in fuel prices. In addition, from time-to-time we may enter into derivative financial instruments to reduce our exposure to fuel price fluctuations. In accordance with SFAS 133, we adjust any derivative instruments to fair value through earnings on a monthly basis. As of December 31, 2004, we had no derivate financial instruments to reduce our exposure to fuel price fluctuations.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered
Public Accounting Firm

To the Board of Directors and Stockholders
U.S. Xpress Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Xpress Enterprises, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
March 3, 2005
31

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)

	Year Ended December 31,

	2004	2003	2002

Operating Revenue:
Revenue, before fuel surcharge	$1,044,699	$896,533	$846,783
Fuel surcharge	60,957	33,976	15,565

Total operating revenue	1,105,656	930,509	862,348

Operating Expenses:
Salaries, wages and benefits	367,317	325,767	310,439
Fuel and fuel taxes	168,570	135,895	119,090
Vehicle rents	71,068	75,490	68,894
Depreciation and amortization	45,097	37,273	37,461
Purchased transportation	212,153	157,212	143,935
Operating expenses and supplies	72,689	63,978	60,091
Insurance premiums and claims	59,651	48,614	40,459
Operating taxes and licenses	13,924	14,160	12,910
Communications and utilities	11,435	11,210	11,238
General and other operating expenses	43,744	36,494	38,930
Early extinguishment of debt	454	—	1,776

Total operating expenses	1,066,102	906,093	845,223

Income from Operations	39,554	24,416	17,125

Interest Expense, net	9,223	9,873	13,384

Income Before Income Tax Provision	30,331	14,543	3,741

Income Tax Provision	13,905	6,900	2,642

Net Income	$16,426	$7,643	$1,099

Earnings Per Share - basic	$1.16	$0.55	$0.08
Earnings Per Share - diluted	$1.14	$0.54	$0.08

Weighted average shares – basic	14,159	13,966	13,888
Weighted average shares - diluted	14,399	14,067	14,043

The accompanying notes are an integral part of these consolidated statements.
32

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)

	December 31,

	2004	2003

ASSETS
Current Assets
Cash and cash equivalents	$66	$168

Customer receivables, net of allowance of $3,357 and $2,782 in 2004 and 2003, respectively	143,282	98,377
Other receivables	9,451	8,794
Prepaid insurance and licenses	13,680	4,770
Operating and installation supplies	5,359	5,011
Deferred income taxes	14,146	10,168
Other current assets	4,408	5,837

Total current assets	190,392	133,125

Property and Equipment, at cost	431,734	345,461
Less accumulated depreciation and amortization	(156,121)	(123,253)

Net property and equipment	275,613	222,208

Other Assets
Goodwill, net	74,196	74,181
Other	19,966	12,280

Total other assets	94,162	86,461

Total Assets	$560,167	$441,794

LIABILITIES AND STOCKHOLDERS ’ EQUITY
Current Liabilities
Accounts payable	$25,636	$14,608
Book overdraft	11,246	3,010
Accrued wages and benefits	13,167	13,034
Claims and insurance accruals	53,450	35,668
Other accrued liabilities	3,949	4,680
Securitization facility	35,000	—
Current maturities of long-term debt	13,482	24,982

Total current liabilities	155,930	95,982

Long-Term Debt, net of current maturities	101,084	121,597

Deferred Income Taxes	68,965	56,100

Other Long-Term Liabilities	804	876

Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 15,742,812 and 13,556,923 shares issued at December 31, 2004 and 2003, respectively	157	135
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at December 31, 2004 and 2003	30	30
Additional paid-in capital	157,552	107,252
Retained earnings	100,837	84,411
Treasury Stock, Class A, at cost (2,594,389 and 2,544,389 shares at December 31, 2004 and 2003, respectively	(25,137)	(24,483)
Notes receivable from stockholders	(47)	(82)
Unamortized compensation on restricted stock	(8)	(24)

Total stockholders’ equity	233,384	167,239

Total Liabilities and Stockholders’ Equity	$560,167	$441,794

The accompanying notes are an integral part of these consolidated balance sheets.
33

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Year Ended December 31,

	2004	2003	2002

Cash Flows from Operating Activities:
Net income	$16,426	$7,643	$1,099
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	454	—	1,776
Deferred income tax provision	8,887	2,889	2,598
Provision for losses on receivables	1,796	1,357	1,389
Depreciation and amortization	46,719	36,699	36,568
Amortization of restricted stock	16	16	54
Tax benefit realized from stock option plans	799	—	—
(Gain) Loss on sale of equipment	(1,622)	574	893
(Gain) Loss on interest rate swaps	—	(201)	8
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(49,809)	(5,411)	(10,633)
Prepaid insurance and licenses	(8,910)	1,098	(752)
Operating and installation supplies	(281)	669	(2,002)
Other assets	782	1,283	(2,467)
Accounts payable and other accrued liabilities	29,060	9,463	11,378
Accrued wages and benefits	133	1,966	2,670

Net cash provided by operating activities	44,450	58,045	42,579

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(107,580)	(106,527)	(38,932)
Proceeds from sales of property and equipment	26,439	83,603	11,054
Repayment of notes receivable from stockholders	35	129	—
Investment in Arnold	(6,219)	—	—
Acquisition of business	(725)	(1,200)	(2,000)

Net cash used in investing activities	(88,050)	(23,995)	(29,878)

Cash Flows from Financing Activities:
Net payments under lines of credit	—	(22,419)	(22,581)
Net borrowings under securitization facility	35,000	—	—
Borrowings under long-term debt	81,278	51,094	35,426
Payments of long-term debt	(128,678)	(60,069)	(40,283)
Additions to deferred financing costs	(908)	(89)	(715)
Prepayment penalties on debt refinancing	(275)	—	—
Book overdraft	8,236	(3,427)	6,437
Purchase of Class A Common Stock	(654)	—	—
Proceeds from exercise of stock options	1,627	897	72
Proceeds from issuance of common stock, net	47,872	—	889

Net cash provided by (used in) financing activities	43,498	(34,013)	(20,755)

Net Change in Cash and Cash Equivalents	(102)	37	(8,054)
Cash and Cash Equivalents, beginning of year	168	131	8,185

Cash and Cash Equivalents, end of year	$66	$168	$131

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest	$9,258	$10,044	$13,271
Cash paid during the year for income taxes	829	1,258	231
Conversion of operating leases to equipment installment notes	15,387	10,060	17,050

The accompanying notes are an integral part of these consolidated statements.
34

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock	Notes Receivable From Stockholders	Unamortized Compensation On Restricted Stock	Total
	Class A	Class B

Balance, December 31, 2001	$133	$30	$105,586	$74,891	$(24,483)	$(211)	$(336)	$155,610
Net income	—	—	—	1,099	—	—	—	1,099
Issuance of 2,788 shares of Class A Common
Stock for non-employee director compensation	—	—	30	—	—	—	—	30
Issuance of 124,323 shares of Class A Common
Stock for employee stock purchase plan	1	—	888	—	—	—	—	889
Proceeds from exercise of 10,750 options	—	—	72	—	—	—	—	72
Other comprehensive income, net of tax	—	—	—	678	—	—	—	678
Repurchase of 30,000 shares of restricted stock	—	—	(242)	—	—	—	242	—
Amortization of restricted stock	—	—	—	—	—	—	54	54

Balance, December 31, 2002	$134	$30	$106,334	$76,668	$(24,483)	$(211)	$(40)	$158,432
Net income	—	—	—	7,643	—	—	—	7,643
Issuance of 2,184 shares of Class A Common
Stock for non-employee director compensation	—	—	22	—	—	—	—	22
Proceeds from exercise of 146,412 options	1	—	896	—	—	—	—	897
Other comprehensive income, net of tax	—	—	—	100	—	—	—	100
Repayment of notes receivable from stockholders	—	—	—	—	—	129	—	129
Amortization of restricted stock	—	—	—	—	—	—	16	16

Balance, December 31, 2003	$135	$30	$107,252	$84,411	$(24,483)	$(82)	$(24)	$167,239
Net income	—	—	—	16,426	—	—	—	16,426
Issuance of 1,611 shares of Class A Common
Stock for non-employee director compensation	—	—	24	—	—	—	—	24
Issuance of 2,000,000 shares of Class A
Common Stock, net	20	—	47,691	—	—	—	—	47,711
Proceeds from exercise of 168,294 options	2	—	1,625	—	—	—	—	1,627
Issuance of 15,984 shares of Class A Common
Stock for employee stock purchase plan	—	—	161	—	—	—	—	161
Tax benefit realized from stock option plans	—	—	799	—	—	—	—	799
Repayment of notes receivable from stockholders	—	—	—	—	—	35	—	35
Amortization of restricted stock	—	—	—	—	—	—	16	16
Repurchase of 50,000 shares of Class A
Common Stock	—	—	—	—	(654)	—	—	(654)

Balance, December 31, 2004	$157	$30	$157,552	$100,837	$(25,137)	$(47)	$(8)	$233,384

The accompanying notes are an integral part of these consolidated statements.
35

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share and per share amounts)

1.      Organization and Operations, Segments

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two reportable business segments. U.S. Xpress, Inc. (“U.S. Xpress”) is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems, Inc. (“Xpress Global Systems”), formerly known as CSI/Crown, Inc., provides transportation services primarily to the floorcovering industry and deferred airfreight services from airport to airport.

2.     Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

Recognition of Revenue

The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing less than 10.0% of consolidated revenues, is recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous to the recognition of revenue. The recognition of revenue based on manifest as compared to completed shipment has not had a material impact on the Company’s consolidated results of operations.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage values ranging from 25.0% to 50.0% of revenue equipment). The cost and lives at December 31, 2004 and 2003 are as follows:

			Cost

	Lives		2004	2003

Land and buildings	10-30	years	$43,955	$43,936
Revenue and service equipment	3-10	years	311,404	238,658
Furniture and equipment	3-7	years	28,000	24,442
Leasehold improvements	5-6	years	24,606	19,902
Computer software	1-5	years	23,769	18,523

			$431,734	$345,461

The Company recognized $42,998, $32,533 and $32,615 in depreciation expense in 2004, 2003 and 2002, respectively. Gains and (losses) on the sale of equipment of $(1,622), $574 and $893 for 2004, 2003 and 2002, respectively, are included in depreciation and amortization expense in the consolidated statements of operations.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s statements of operations with the exception of gains and losses on trade-ins, which are included in the basis of the new asset. Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill

The excess of the consideration paid by us over the estimated fair value of identifiable net assets acquired has been recorded as goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”, which the Company adopted effective January 1, 2002. As required by the provisions of SFAS 142, the Company tested goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2004, 2003 or 2002.

Deferred Financing Costs

Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective obligation. Amortization expense was $462, $374 and $480 in 2004, 2003 and 2002, respectively. Accumulated amortization was $336 and $641 as of December 31, 2004 and 2003, respectively.

Computer Software

The Company accounts for computer software in accordance with the AICPA’s Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer software is included in property and equipment and is being amortized on a straight-line basis over 18 months to 5 years. The Company recognized $3,132, $3,792 and $3,473 of amortization expense in 2004, 2003 and 2002, respectively. Accumulated amortization was $16,245 and $13,117 at December 31, 2004 and 2003, respectively.

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Investment in Affiliated Companies

The Company uses the equity method to account for investments for which the Company has the ability to exercise significant influence over operating and financial policies. Consolidated net income includes the Company’s share of the net earnings of these companies.

The Company uses the cost method to account for investment in companies that the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, physical damage, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2004 and 2003, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2004, the amounts recorded for both workers’ compensation and liability were based in part upon actuarial studies performed by a third-party actuary.

Earnings Per Share

The difference between basic and diluted earnings per share is due to the assumed conversion of outstanding options. The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,

	2004	2003	2002

Net Income	$16,426	$7,643	$1,099

Denominator:
Weighted average common shares outstanding	14,159	13,966	13,888
Equivalent shares issuable upon exercise of stock options	240	101	155

Diluted shares	14,399	14,067	14,043

Earnings per share:
Basic	$1.16	$0.55	$0.08
Diluted	$1.14	$0.54	$0.08

Stock-Based Compensation

The Company applies the intrinsic value based method of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts for the years ended December 31, 2004, 2003 and 2002, as indicated below:

	Year Ended December 31,

	2004	2003	2002

Net income, as reported	$16,426	$7,643	$1,099
Stock-based employee compensation, net of tax	(589)	(385)	(575)

Pro forma net income	$15,837	$7,258	$524

Net income per share, basic, as reported	$1.16	$0.55	$0.08
Net income per share, basic, pro forma	$1.12	$0.52	$0.04
Net income per share, diluted, as reported	$1.14	$0.54	$0.08
Net income per share, diluted, pro forma	$1.10	$0.52	$0.04

The fair value of each employee stock option grant was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,

	2004	2003	2002

Risk free interest rate	3.25%	3.41%	4.47%
Dividend Yield	0.00%	0.00%	0.00%
Expected volatility	58.50%	59.60%	58.30%
Expected life	5.0 years	3.5 years	5.0 years

The weighted average fair value of options granted during 2004, 2003 and 2002 was $13.89, $12.21 and $6.22, respectively.
38

Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board, (“FASB”), issued FIN 46-R, Consolidation of Variable Interest Entities, (“FIN 46-R”), which supersedes Interpretation No. 46, “Consolidation of Variable Interest Entities” , issued in January 2003. This Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, addresses consolidation by business enterprises of variable interest entities (“VIE”) when a company will absorb a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both. FIN 46-R also requires consolidation of existing, non-controlled affiliates if the VIE is unable to finance its operations without investor support, or where other investors do not have exposure to the significant risks and rewards of ownership. For enterprises that are not small business issuers, FIN 46-R is to be applied to all variable interest entities by the end of the first reporting period ending after March 15, 2004. Our adoption of FIN 46-R did not have an impact on our financial condition or results of operations.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”)”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

SFAS 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We will adopt SFAS 123R on July 1, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the Company’s consolidated financial position or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.     Acquisitions

On July 8, 2004, the Company acquired certain assets and assumed certain liabilities of a less-than-truckload airport-to-airport carrier for a purchase price of $725 in cash plus assumption of approximately $233 in liabilities. The tangible assets acquired of approximately $275 related primarily to revenue equipment and furniture and equipment. The excess of the purchase price over the fair value of the assets acquired was recorded as an intangible asset separable from goodwill, as it pertained to certain customer relationships, and met the separability criteria of SFAS No. 141, “Business Combinations” (“SFAS 141”). The Company is amortizing the intangible asset over the period of benefit, which has been determined to be five years. The Company recognized amortization expense of $75 for the period ended December 31, 2004.

On October 17, 2003, the Company acquired certain assets and assumed certain liabilities of a less-than-truckload airport-to-airport carrier for a purchase price of $1,200 in cash plus assumption of approximately $1,500 in liabilities. The tangible assets acquired of $684 related to revenue equipment, accounts receivable and other long-term assets. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the consolidated balance sheets and totaled approximately $2,000. Under the terms of the acquisition, the Company is required to pay to the former shareholders a percentage of revenue, as defined in the agreement, over a five year period. The Company will record the contingent payment as an intangible asset separable from goodwill, as it pertains to certain customer relationships, and meets the separability criteria of SFAS 141. The Company will amortize the intangible asset over the period of benefit, which has been determined to be five years.

On October 24, 2002, the Company acquired certain assets and assumed certain liabilities of a truckload carrier for a purchase price of $2,000 in cash plus assumption of approximately $5,300 in liabilities. The tangible assets acquired of approximately $4,200 primarily related to revenue equipment. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the consolidated balance sheets and totaled approximately $3,100. Under the terms of the acquisition, additional consideration may be paid over a three-year period contingent upon revenue growth with a customer of the acquired company. In December 2004, the Company paid consideration of $161 and recorded the contingent payment as an intangible asset separable from goodwill, as it pertained to a customer relationship, and met the separability criteria of SFAS 141. The Company is amortizing the intangible asset over the period of benefit, which has been determined to be five years.

The acquisitions were accounted for under the provisions of SFAS 141 and the results of operations have been included in the accompanying consolidated financial statements since their respective dates of acquisition. Pro-forma disclosures of the acquisitions have not been included, as the overall impact of each acquisition was not material to the Company’s operating results.

4.     Income Taxes

The income tax provision for 2004, 2003 and 2002 consisted of the following:

	December 31,

	2004	2003	2002

Current:
Federal	$4,494	$3,607	$493
State	524	404	219

	5,018	4,011	712
Deferred	8,887	2,889	1,930

Income tax provision	$13,905	$6,900	$2,642

A reconciliation of the income tax provision as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

	December 31,

	2004	2003	2002

Federal income tax at statutory rate	$10,616	$5,089	$1,931
State income taxes, net of federal income tax benefit	455	218	143
Non-deductible per diem paid to drivers	1,948	2,168	2,071
Federal and state income tax credits	(740)	(204)	(1,126)
Other, net	1,626	(371)	(377)

Income tax provision	$13,905	$6,900	$2,642

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2004 and 2003 consisted of the following:

	December 31,

	2004	2003

Deferred tax assets:
Allowance for doubtful accounts	$755	$592
Insurance and claims reserves	17,713	10,090
Net operating loss and credit carry forwards	4,002	2,191

Total deferred tax assets	$22,470	$12,873

	December 31,

	2004	2003

Deferred tax liabilities:
Book over tax basis of property and equipment	$64,176	$49,960
Deductible goodwill amortization	8,117	7,538
Prepaid license fees	4,076	277
Other	920	1,030

Total deferred tax liabilities	$77,289	$58,805

At December 31, 2004, the Company had approximately $1,258 of federal net operating loss carry forwards, $1,633 of state operating loss carry forwards and $2,706 of state tax credit carry forwards. The federal loss carry forward may be carried forward up to 20 years and may be used to offset otherwise taxable income. The state loss carry forwards may be carried forward between 5 and 20 years, depending on the state, and may be used to offset otherwise taxable income. Some state tax credit carry forwards expire after 10 years while others will never expire, depending on the state. These credit carry forwards may be used in future years to offset the Company’s regular state tax liability.

5.     Long-Term Debt

Long-term debt at December 31, 2004 and 2003 consisted of the following:

	December 31,

	2004	2003

Obligation under line of credit with a group of banks, maturing October 2009	$—	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.29% and 5.30% at December 31, 2004 and 2003, respectively, due in monthly installments with final maturities at various dates ranging from February 2005 to July 2011, secured by
related revenue equipment	89,618	120,215
Mortgage note payable, interest rate of 6.73% at December 31, 2004 and 2003, due in monthly installments through October 2010, with final
payment of $6.3 million, secured by real estate	8,421	8,709
Mortgage note payable, variable interest rate of 5.88% and 4.92% at December 31,
2004 and 2003, respectively, due in monthly installments through August 2007,
with final payment of $8.9 million, secured by real estate	12,466	13,994
Capital lease obligations maturing February 2005 to November 2007	3,922	3,430
Other	139	231

	114,566	146,579
Less: current maturities of long-term debt	(13,482)	(24,982)

	$101,084	$121,597

Line of Credit

On March 29, 2002, the Company entered into a $100,000 senior secured revolving credit facility. Proceeds from this facility were used to repay the then existing revolving credit facility. The revolving credit facility bore interest based on a base rate (based on the domestic prime rate), plus an applicable margin of 0.75% to 1.50% or LIBOR plus an applicable margin of 2.25% to 3.00%, based in each case on the aggregate availability, as defined. At December 31, 2003, the applicable margin was 0.75% for base rate loans and 2.25% for LIBOR loans. The facility was terminated in October 2004.

On October 14, 2004, the Company entered into a $100,000 senior secured revolving credit facility with a group of banks, which replaced the prior $100,000 credit facility that was scheduled to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company’s lease adjusted leverage ratio. At December 31, 2004, the applicable margin was 0.00% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25% and 0.25%, respectively, at December 31, 2004). The facility matures in October 2009. At December 31, 2004, $44,000 in letters of credit were outstanding under the credit facility with $56,000 available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

Covenants and Restrictions

The senior secured revolving credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of December 31, 2004, the Company was in compliance with the revolving credit facility covenants.

Debt Maturities

As of December 31, 2004, the scheduled principal payments of long-term debt are as follows:

2005	$13,482
2006	15,209
2007	24,575
2008	20,917
2009	11,443
Thereafter	28,940

Total	$114,566

6.     Loss on Extinguishment of Debt

The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs when lines of credit were retired before their scheduled maturity dates follow:

	Year Ended December 31,

	2004	2003	2002

Prepayment penalties	$275	$—	$—
Unamortized deferred financing costs	179	—	1,776

	$454	$—	$1,776

7.     Accounts Receivable Securitization

In October 2004, the Company entered into a $100,000 accounts receivable securitization facility (the “Securitization Facility”). On a revolving basis, the Company sells accounts receivable as part of a two-step securitization transaction that provides the Company with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary of the Company. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility with Three Pillars Funding, LLC.

The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. The Company can borrow up to $100,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because the term, subject to annual renewals, is 364 days. As of December 31, 2004, the Company’s borrowings under the Securitization Facility were $35,000 with $63,200 available to borrow.

The Securitization Facility requires certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of December 31, 2004, the Company was in compliance with the Securitization Facility covenants.

8.      Comprehensive Income

Comprehensive income consisted of the following components (net of related tax effects) for the years ended December 31, 2004, 2003 and 2002, respectively:

	Year Ended December 31,

	2004	2003	2002

Net income	$16,426	$7,643	$1,099
Net gain on current period cash flow hedges	—	—	312
Amortization of hedge de-designation	—	100	366

Total	$16,426	$7,743	$1,777

9.     Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through January 2012. Rental expense under non-cancelable operating leases was approximately $81,258, $84,579 and $78,781 for 2004, 2003 and 2002, respectively. Revenue equipment lease terms are generally 3 to 4 years for tractors and 5 to 7 years for trailers. The lease terms represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Substantially all revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $58,500 at December 31, 2004. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years and thereafter are as follows:

	Revenue Equipment	Other	Total

2005	$63,652	$12,137	$75,789
2006	51,616	8,037	59,653
2007	33,072	5,270	38,342
2008	13,350	3,318	16,668
2009	7,723	1,847	9,570
Thereafter	6,655	4,535	11,190
43

10. Other Assets Other assets consisted of the following:

	December 31,

	2004	2003

Deferred financing costs, net	$1,585	$1,300
Investment in unconsolidated affiliates	12,666	6,167
Notes receivable	918	1,164
Deposits	1,332	1,242
Commissions	38	211
Cash surrender value	2,444	2,196
Customer intangible	983	—

Total other assets	$19,966	$12,280

11.      Equity and Cost Investments

In December 2004, the Company acquired a 49.0% interest in Arnold Transportation Services, Inc. (“Arnold”) and its affiliated companies for $6,200 in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast and Northeast. Arnold’s current management team controls the remaining 51.0% interest and a majority of the board of directors. The Company has not guaranteed any of Arnold’s debt and has no obligation to provide funding, services or assets. Under the agreement with Arnold’s management, the Company has a three-year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return. The Company has accounted for Arnold’s operating results using the equity method of accounting. During 2004, the Company sold certain revenue equipment to Arnold generating proceeds of approximately $5,500 and recognized a gain on the sale of equipment of $88. The Company also sub-leased certain revenue equipment to Arnold and received rental income of $313 during fiscal 2004.

In January 2002, the Company acquired a 49% interest in C.W. Johnson Xpress, LLC, (“CW Johnson”), for $49 in cash. The Company provides certain services to CW Johnson, including line-haul services, owner-operator services, operational services such as leasing revenue equipment and providing maintenance on revenue equipment and back-office support services. The Company earned revenues of approximately $8,100, $5,500 and $1,900 from CWJ in 2004, 2003 and 2002, respectively, related to line-haul and owner-operator services. As of December 31, 2004 and 2003, amounts due to the Company for these services were approximately $2,300 and $1,200, respectively. The Company accounts for CW Johnson’s operating results using the equity method of accounting. At December 2004, 2003 and 2002, the Company recognized equity in earnings of $203, $250 and $0, respectively, in its consolidated statements of operations.

On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company’s approximately 12% interest is carried on a cost basis. The Company earned revenues of approximately $16,000, $26,000 and $28,300 from Transplace in 2004, 2003 and 2002, respectively, for providing transportation services. As of December 31, 2004 and 2003, amounts due to the Company from Transplace were approximately $4,400 and $3,200, respectively.

12.      Related Party Transactions

U.S. Xpress and Xpress Global Systems lease certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $886, $878 and $927 was recognized in connection with these leases during 2004, 2003 and 2002, respectively.

The two principal stockholders of the Company own 100% of the outstanding common stock of Innovative Processing Solutions (“IPS”), formerly Transcommunications. The Company utilizes IPS charge cards for over-the-road fuel purchases, driver advances and driver payroll. The Company paid IPS $219, $245 and $252 in fees for these services in 2004, 2003 and 2002, respectively. IPS also provides communications services to the Company and its drivers. Total payments by the Company to IPS for these services were approximately $802, $1,019 and $683 in 2004, 2003 and 2002, respectively. As of December 31, 2004 and 2003, the Company owed IPS approximately $27 and $63, respectively, for the aforementioned services.

13.      Commitments and Contingencies

Effective November 15, 2002, the Company entered into an agreement with Forward Air, Inc. (“Forward Air”) to settle all claims in the action brought by Forward Air against the Company and certain of its subsidiaries. Forward Air, a deferred airfreight service provider, had filed a lawsuit in the United States District Court in Greeneville, Tennessee, in which Forward Air asserted a variety of claims primarily for trademark infringement and unfair competition allegedly arising out of the Company’s use of the name “Dedicated Xpress Services, Inc.” As a result of the settlement, the Company recorded a litigation charge of $1,700 in 2002, which includes fees and expenses associated with the litigation. The charge has been included in general and other operating expenses in the consolidated statements of operations.

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company has letters of credit of $44,000 outstanding as of December 31, 2004. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had commitments outstanding at December 31, 2004 to acquire revenue equipment for approximately $166,100 in 2005, $118,300 in 2006 and $78,100 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. In addition, the Company had commitments of $1,400 as of December 31, 2004 under contracts related to the development and improvement of facilities, which are non-cancelable.

14.          Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to changes in interest rates. The Company does not use them for trading or speculative purposes.

On March 29, 2002, the Company entered into a revolving credit agreement. Prior to that date, the Company designated its interest rate swap agreements as cash flow hedges, in which changes in fair value were recognized in other comprehensive income. In connection with entering into the revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized to interest expense over the remaining terms of the respective agreements with any future changes in the market value also reflected as interest expense in the consolidated statements of operations. For the years ended December 31, 2004, 2003 and 2002, the Company recognized $0, $(201),and $8, respectively, to interest expense in conjunction with the de-designation of the interest rate swap agreements.

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

As of December 31, 2004, the Company had no outstanding interest rate swap agreements.

15.      Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of six years. The Company recognized $1,667, $1,256 and $1,253 in expense under this employee benefit plan for 2004, 2003 and 2002, respectively, which has been included in salaries, wages and benefits in the accompanying consolidated statements of operations.

16.      Stockholders’ Equity

Common Stock

Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to two votes per share. Once the Class B Common Stock is no longer held by the two principal stockholders of the Company or their families, as defined, the stock is automatically converted into Class A Common Stock on a share for share basis.

In December 2004, the Company completed an offering of 4,600,000 shares of its Class A Common Stock at $25.25 per share. Of these shares, the Company sold 2,000,000 shares; Patrick E. Quinn, the Company’s Co-Chairman, President and Treasurer and Max L. Fuller, the Company’s Co-Chairman and Chief Executive Officer, sold 950,000 and 1,450,000 shares, respectively; and related family partnerships sold 200,000 shares. The offering generated net proceeds to the Company of approximately $47.7 million. The proceeds were used to repay outstanding borrowings under the Company’s Securitization Facility and to retire debt on certain mortgage notes and revenue equipment installment notes.

In May 2004, the board of directors authorized the Company to repurchase up to $10.0 million of its Class A Common Stock. The repurchased shares will held as treasury stock and may be used for issuances under the Company’s employee stock option plan or for general corporate purposes, as the board of directors may determine. In June 2004, the Company repurchased 50,000 shares of Class A Common Stock for $654.

Preferred Stock

Effective December 31, 1993, the Board of Directors approved the designation of 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors has the authority to issue these shares and to determine the rights, terms and conditions of the preferred stock as needed.

Incentive Stock Plans

The Company maintains the U.S. Xpress Enterprises, Inc. 1993 Incentive Stock Plan (the “1993 Plan”) and the U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan (the “2002 Plan”), (collectively, the 1993 Plan and the 2002 Plan are referred to herein as the “Plans”). There may be issued under the Plans an aggregate of not more than 1,038,138 shares of Class A Common Stock under the 1993 Plan and 1,000,000 shares of Class A Common Stock under the 2002 Plan. Participants of the Plans may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the Plans, the Company may issue restricted shares of common stock, grant options or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability or retirement of the employee. In May 2003, the Company registered the 1,000,000 shares of Class A Common Stock under the 2002 Plan.

Under a 1993 sale of restricted stock to certain stockholder employees, notes receivable from stockholders were issued. The notes bear interest at 6.0% and are due to the Company upon demand. As of December 31, 2004 and 2003, amounts outstanding under the notes were $47 and $82, respectively.

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

Employee Stock Purchase Plan (“ESPP”)

In August 1997, the Company adopted an ESPP through which employees meeting certain eligibility criteria may purchase shares of the Company’s Class A common stock at a discount. Under the ESPP, eligible employees may purchase shares of the Company’s Class A common stock, subject to certain limitations, at a 15.0% discount. Common stock is purchased for employees in January and July of each year. Employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a market value of more than $25 per calendar year. The Company has reserved 300,000 shares for issuance under the ESPP. In January and July 2002, employees purchased 50,796 and 73,527 shares of the Company’s Class A Common Stock at $5.76 and $8.12 per share, respectively. Under the terms of the ESPP, the plan expired July 1, 2002.

In May 2003, the Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s class A common stock at a 15.0% discount of the fair market value, as defined. Consistent with the previous ESPP plan, common stock is purchased for employees in January and July of each year and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25 per calendar year. The Company has reserved 500,000 shares of Class A Common Stock under the terms of the Plan. In January and July 2004, employees purchased 7,812 and 8,172 shares of the Company’s Class A Common Stock at $9.49 and $10.62 per share, respectively. In January 2005, employees purchased 5,438 shares of the Company’s Class A Common Stock at $12.78 per share.

Stock Options

Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. As options were granted at fair value, no compensation expense has been recognized. A summary of the Company’s stock option activity for 2004, 2003 and 2002 follows:

	Shares	Option Price	Weighted Average Exercise Price

Outstanding at December 31, 2001	665,776	$4.72 -$20.88	$9.11
Granted at market price	328,400	11.45 – 11.50	11.50
Exercised	(10,750)	6.50 – 6.88	6.67
Canceled or expired	(145,550)	6.50 – 12.25	9.73

Outstanding at December 31, 2002	837,876	4.72 – 20.88	9.97
Granted at market price	13,600	11.06 – 12.63	12.21
Exercised	(146,412)	4.72 – 11.50	6.13
Canceled or expired	(16,955)	6.50 – 20.88	16.17

Outstanding at December 31, 2003	688,109	6.50 – 20.88	14.93

Granted at market price	222,600	13.03 – 13.90	13.89
Exercised	(168,294)	6.50 – 15.00	9.65
Canceled or expired	(27,225)	6.50 – 11.50	10.47

Outstanding at December 31, 2004	715,190	6.50 – 20.88	12.04

The following is a summary of the stock options outstanding at December 31, 2004:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 6.50 - $ 8.06	168,650	5.0	$7.07	157,238	$7.05
$ 9.50 - $13.90	470,340	7.9	12.71	215,023	12.41
$18.75 - $20.88	76,200	2.6	18.91	76,200	18.91

As of December 31, 2004, 448,461 of the options outstanding were exercisable with a weighted average exercise price of $11.63 per share. As of December 31, 2003, 449,033 of the options outstanding were exercisable with a weighted average exercise price of $14.31 per share. As of December 31, 2002, 391,283 of the options outstanding were exercisable with a weighted average exercise price of $9.75 per share.

16.      Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, customer and other receivables, accounts payable, accrued liabilities and securitization facility are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the borrowing rates available to the Company for long-term debt with similar terms and average maturities, the carrying amounts approximate the fair value of such financial instruments.

17.      Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems, which provides transportation services to the floorcovering industry and deferred airfreight services from airport to airport.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	U.S. Xpress	Xpress Global Systems	Consolidated

Year Ended December 31, 2004
Revenues – external customers	$947,090	$158,566	$1,105,656
Intersegment revenues	19,352	—	19,352
Operating income	45,056	(5,048)	40,008
Depreciation and amortization	44,168	2,551	46,719
Goodwill at carrying value	67,328	6,868	74,196
Total assets	512,215	47,952	560,167
Capital expenditures	104,499	3,081	107,580

Year Ended December 31, 2003
Revenues – external customers	$792,667	$137,842	$930,509
Intersegment revenues	35,193	—	35,193
Operating income	21,915	2,501	24,416
Depreciation and amortization	35,649	1,624	37,273
Goodwill at carrying value	67,328	6,853	74,181
Total assets	391,310	50,484	441,794
Capital expenditures	103,535	2,992	106,527

Year Ended December 31, 2002
Revenues – external customers	$747,542	$114,806	$862,348
Intersegment revenues	30,345	—	30,345
Operating income	20,022	573	20,595
Depreciation and amortization	36,040	1,421	37,461
Goodwill at carrying value	67,160	4,816	71,976
Total assets	406,472	32,067	438,539
Capital expenditures	37,139	1,793	38,932

The Company does not separately track domestic and foreign revenues from external customers or domestic and foreign long-lived assets. Providing such information would be impracticable, and the Company believes its foreign operations are immaterial to the Company’s financial condition.

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $9,223, $9,873 and $13,384 in 2004, 2003 and 2002, respectively, and settlement of a litigation matter of $1,694 in 2002 and the early extinguishment of debt of $454 and $1,776 in 2004 and 2002, respectively, which are considered corporate expenses.

18. Quarterly Financial Data (Unaudited)

	Quarter Ended

	March 31	June 30	September 30	December 31	Total

Year Ended December 31, 2004
Operating revenue	$234,671	$270,294	$288,375	$312,316	$1,105,656
Income from operations	3,596	10,284	12,534	13,140	39,554
Income before income taxes	1,481	7,842	10,069	10,939	30,331
Net income	800	4,237	5,438	5,951	16,426
Earnings per share – basic	$0.06	$0.30	$0.39	$0.41	$1.16
Earnings per share - diluted	$0.06	$0.30	$0.38	$0.40	$1.14

Year Ended December 31, 2003
Operating revenue	$220,666	$231,934	$238,323	$239,586	$930,509
Income from operations	3,170	6,938	7,569	6,739	24,416
Income before income taxes	242	4,428	5,322	4,551	14,543
Net income	121	2,214	2,661	2,647	7,643
Earnings per share – basic	$0.01	$0.16	$0.19	$0.19	$0.55
Earnings per share - diluted (1)	$0.01	$0.16	$0.19	$0.19	$0.54

(1) The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.
50

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders
U.S. Xpress Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that U.S. Xpress Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). U.S. Xpress Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that U.S. Xpress Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, U.S. Xpress Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 3, 2005, expressed an unqualified opinion thereon.

                                                                                                                          /s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
March 3, 2005

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us and our consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the principal executive and principal financial officers and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

The design, monitoring and revision of the system of internal accounting controls involves, among other things, management’s judgments with respect to the relative cost and expected benefits of specific control measures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all instances of fraud, error, or misstatements. Moreover, effectiveness of internal controls may vary over time because of changes in conditions or the degree of compliance with the policies or procedures.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, in which they expressed an unqualified opinion. This report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections entitled “Election of Directors - Nominees for Directorships,” “Corporate Governance – Our Executive Officers,” “Corporate Governance – The Board of Directors and Its Committees – The Audit Committee,” “Corporate Governance – Compliance with Section 16(a) of the Exchange Act”, and “Corporate Governance – Code of Ethics” in our definitive Proxy Statement for the annual meeting of stockholders to be held May 5, 2005 (the “2005 Proxy Statement”) is incorporated herein by reference

ITEM 11.           EXECUTIVE COMPENSATION

The information set forth under the sections entitled “Corporate Governance - Director Compensation” and “Executive Compensation” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                                   EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth information as to our equity compensation plans as of the end of the fiscal year ended December 31, 2004, under which shares of our Class A common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of the outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity Compensation Plans approved by security holders (1993 and 2002 Incentive Stock Plans; and 1995 and 2003 Non-Employee Directors Stock Award and Option Plans)	715,190	$12.04	931,535

Equity Compensation Plans not approved by security holders (1)	–	–	–

Total	715,190	$12.04	931,535

(1)	We do not have any equity compensation plans not approved by our stockholders.

The information set forth under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the sections entitled “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” of the 2005 Proxy Statement is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the section entitled “Relationships with Independent Registered Public Accounting Firm - Principal Accounting Fees and Services” of the 2005 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements:
The financial statements are set forth in Part II, Item 8.

	2.	Financial Statement Schedules:
The financial statement schedule required to be filed by Item 8 and Item 15(c) of this Form 10-K is set forth under paragraph (c) below.

	3.	Exhibits:

The exhibits required to be filed by Item 601 of Regulation S-K are listed under paragraph (b) below, and at the Exhibit Index appearing at the end of this report. Management contracts and compensatory plans or arrangements are indicated by an asterisk.

(b)	Exhibits
The following exhibits are filled with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit No.		Description
(1)	3.1	Restated Articles of Incorporation of the Company.

(12)	3.2	Restated Bylaws of the Company.

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.

(12)	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn.

(1)	10.1	1993 Incentive Stock Plan.*

(1)	10.2	Form of Stock Option Agreement under 1993 Incentive Stock Plan.*

(1)	10.3	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under 1993 Incentive Stock Plan.*

(12)	10.4	1995 Non-Employee Directors Stock Award and Option Plan.

(2)	10.5	2002 Stock Incentive Plan.*

(12)	10.6	Form of Stock Option Agreement under 2002 Stock Incentive Plan. *

(3)	10.7	2003 Employee Stock Purchase Plan.*

(4)	10.8	2003 Non-Employee Directors Stock Award and Option Plan.

(12)	10.9	Form of Stock Option Agreement under 2003 Non-Employee Directors Stock Award and Option Plan.

(5)	10.10
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

Exhibit No.		Description
(6)	10.13
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

(1)	10.19	Salary Continuation Agreement dated June 10, 1993, by and between the Company and Max L. Fuller.*

(1)	10.20	Salary Continuation Agreement dated June 10, 1993, by and between the Company and Patrick E. Quinn.*

(12)	10.21	Lease dated January 28, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and the Company, as lessee, for certain real property situated in the County of Whitfield, State of Georgia.

(12)	10.22	Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and the Company, for certain real property situated in the County of Whitfield, State of Georgia.

(12)	10.23	Amendment to Lease dated December 1, 1995, by and between Q & F Realty, LLC and the Company, for certain real property situated in the County of Whitfield, State of Georgia.

(12)	10.24	Lease dated January 28, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and the Company, as lessee, for certain real property situated in the County of Canadian, State of Oklahoma.

(12)	10.25	Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and the Company, for certain real property situated in the County of Canadian, State of Oklahoma.

(12)	10.26	Lease dated March 1, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and Crown Transport Systems, Inc., as lessee, for certain real property situated in the County of Whitfield, State of Georgia.

(12)	10.27	Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and Crown Transport Systems, Inc., for certain real property situated in the County of Whitfield, State of Georgia.

(12)	10.28	Credit Agreement dated July 26, 2002, by and between the Company and U.S. Xpress, Inc., as borrowers, and GMAC Business Credit, LLC, as lender.

(11)	10.29	Revolving Credit and Letter of Credit Loan Agreement dated October 14, 2004, by and among the Company, SunTrust Bank, as administrative agent, Fleet National Bank, as syndication agent, LaSalle Bank National Association, as documentation agent, SunTrust Capital Markets, Inc., as lead arranger and book manager, and the lenders from time to time party thereto.
55

Exhibit No.		Description
(11)	10.30	Loan Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc., as initial servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator.

(11)	10.31	Receivables Sale Agreement dated October 14, 2004, by and among U.S. Xpress, Inc. and Xpress Global Systems, Inc., as originators, and Xpress Receivables, LLC, as buyer.

#	10.32	Purchase and Merger Agreement dated October 21, 2004, by and among Arnold Holdings, LLC, Arnold Transportation Holdings, Inc., Arnold Transportation Services, Inc., ATS Acquisition Holding Co., ATS Merger Co., and all of the members of Arnold Holdings, LLC.

#	10.33	First Amendment to Purchase and Merger Agreement dated December 7, 2004, by and among Arnold Holdings, LLC, Arnold Transportation Holdings, Inc., Arnold Transportation Services, Inc., ATS Acquisition Holding Co., ATS Merger Co., and all of the members of the Arnold Holdings, LLC.

#	10.34	Stock Purchase, Contribution, and Exchange Agreement dated October 21, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and certain members of Arnold Holdings, LLC.

#	10.35	First Amendment to Stock Purchase, Contribution, and Exchange Agreement dated December 7, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and certain members of Arnold Holdings, LLC.

#	10.36	Stockholders’ Agreement dated October 21, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and all other stockholders of ATS Acquisition Holding Co.

#	10.37	First Amendment to Stockholders’ Agreement dated December 7, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and all other stockholders of ATS Acquisition Holding Co.

#	21	Subsidiaries of the registrant.

#	23	Consent of Ernst & Young LLP

	31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

#	31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

#	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
—————————————

*	Indicates management contract or compensatory plan or arrangement.

#	Filed herewith.

(1)	Filed in Registration Statement, Form S-1, on May 20, 1994 (SEC File No. 33-79208).

(2)	Filed as Annex A to the 2002 Proxy Statement on April 15, 2002 (SEC Commission File No. 0-24806).

(3)	Filed as Annex A to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).

(4)	Filed as Annex B to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).

(5)	Filed in Form 10-Q on May 15, 2002 (SEC Commission File No. 0-24806).

(6)	Filed in Form 10-Q on November 14, 2002 (SEC Commission File No. 0-24806).

(7)	Filed in Form 10-K on March 15, 2004 (SEC Commission File No. 0-24806).

(8)	Filed in Form 10-Q on November 14, 2003 (SEC Commission File No. 0-24806).

(9)	Filed in Form 10-Q on May 10, 2004 (SEC Commission File No. 0-24806).

(10)	Filed in Form 10-Q on August 14, 2000 (SEC Commission File No. 0-24806).

(11)	Filed in Form 8-K on October 20, 2004 (SEC Commission File No. 0-24806).

(12)	Filed in Form 10-Q on November 9, 2004 (SEC Commission File No. 0-24806)
56

(c) Financial Statement Schedule

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In Thousands)
Description	Balance at Beginning of Period	Charged to Cost/Expenses	Charged to Other (1)	Deductions (2)	Balance at End of Period

FOR THE YEAR ENDED 12/31/04	$2,782	$1,796	$72	$1,293	$3,357
Reserve for doubtful accounts

FOR THE YEAR ENDED 12/31/03	3,118	1,357	95	1,788	2,782
Reserve for doubtful accounts

FOR THE YEAR ENDED 12/31/02
Reserve for doubtful accounts	3,419	1,389	80	1,770	3,118

(1) For the year ended 12/31/04
Recoveries on accounts written off		$72

For the year ended 12/31/03
Recoveries on accounts written off		$95

For the year ended 12/31/02
Recoveries on accounts written off		$80

(2) Accounts written off
57

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March 2005.

U.S. XPRESS ENTERPRISES, INC.

Date: March 15, 2005	By:	/s/ Ray M. Harlin

Ray M. Harlin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK E. QUINN	Co-Chairman of the Board of Directors,	March 15, 2005
President and Treasurer
Patrick E. Quinn

/s/ MAX L. FULLER	Co-Chairman of the Board of Directors,	March 15, 2005
Chief Executive Officer and Secretary
Max L. Fuller

/s/ RAY M. HARLIN	Executive Vice President of Finance and	March 15, 2005
Chief Financial Officer (principal financial and
Ray M. Harlin	accounting officer)

/s/ JAMES E. HALL	Director	March 15, 2005
James E. Hall

/s/ JOHN W. MURREY, III	Director	March 15, 2005
John W. Murrey, III

/s/ ROBERT J. SUDDERTH, JR.	Director	March 15, 2005
Robert J. Sudderth, Jr.
58