Form 10-Q
period 2005-03-31
US XPRESS ENTERPRISES INC
filed 2005-05-10
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
March 31, 2005	0-24806

(Exact name of registrant as specified in its charter)

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4080 JENKINS ROAD	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant's telephone number,
(Address of principal executive offices)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]               No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes[ X ]               No [ ]

As of April 25, 2005, 13,245,293 shares of the registrant's Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant's Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

Item 1. Financial Statements. U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Data) (Unaudited)

	Three Months Ended March 31,

	2005	2004
Operating Revenue:
Revenue, before fuel surcharge	$248,506	$225,375
Fuel surcharge	20,638	9,296
Total operating revenue	269,144	234,671

Operating Expenses:
Salaries, wages and benefits	95,308	81,199
Fuel and fuel taxes	47,369	36,144
Vehicle rents	17,456	18,645
Depreciation and amortization, net of gain on sale	11,523	10,372
Purchased transportation	51,672	41,473
Operating expense and supplies	19,533	15,835
Insurance premiums and claims	10,582	11,628
Operating taxes and licenses	3,264	3,367
Communications and utilities	2,997	3,033
General and other operating	11,265	9,379
Early extinguishment of debt	201	-
Total operating expenses	271,170	231,075

Income (Loss) from Operations	(2,026)	3,596

Interest Expense, net	1,841	2,115

Income (Loss) Before Income Taxes	(3,867)	1,481

Income Tax (Benefit) Provision	(1,740)	681

Net Income (Loss)	$(2,127)	$800

Earnings (Loss) Per Share - basic	$(0.13)	$0.06

Weighted average shares - basic	16,247	14,063

Earnings (Loss) Per Share - diluted	$(0.13)	$0.06

Weighted average shares - diluted	16,247	14,254

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)

Assets	March 31, 2005	December 31, 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$43	$66
Customer receivables, net of allowance	121,285	143,282
Other receivables	11,580	9,451
Prepaid insurance and licenses	13,209	13,680
Operating and installation supplies	4,425	5,359
Deferred income taxes	15,016	14,146
Other current assets	9,255	4,408
Total current assets	174,813	190,392

Property and Equipment, at cost:
Land and buildings	43,955	43,955
Revenue and service equipment	297,848	311,404
Furniture and equipment	28,325	28,000
Leasehold improvements	27,059	24,606
Computer Software	26,082	23,769
	423,269	431,734
Less accumulated depreciation and amortization	(161,766)	(156,121)
Net property and equipment	261,503	275,613

Other Assets:
Goodwill, net	74,189	74,196
Other	20,301	19,966
Total other assets	94,490	94,162

Total Assets	$530,806	$560,167

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

Liabilities and Stockholders' Equity	March 31, 2005	December 31, 2004
	(Unaudited)
Current Liabilities:
Accounts payable	$24,932	$25,636
Book overdraft	4,876	11,246
Accrued wages and benefits	18,028	13,167
Claims and insurance accruals	52,829	53,450
Other accrued liabilities	1,905	3,949
Securitization facility	39,000	35,000
Current maturities of long-term debt	13,239	13,482
Total current liabilities	154,809	155,930

Long-Term Debt, net of current maturities	73,421	101,084

Deferred Income Taxes	68,965	68,965

Other Long-Term Liabilities	698	804

Stockholders' Equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	--	--
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 15,839,682 and 15,742,812
shares issued at March 31, 2005 and December 31, 2004, respectively	158	157
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at March 31, 2005 and December 31, 2004	30	30
Additional paid-in capital	159,173	157,552
Retained earnings	98,710	100,837
Treasury Stock Class A, at cost (2,594,389 shares at
March 31, 2005 and December 31, 2004, respectively)	(25,137)	(25,137)
Notes receivable from stockholders	(17)	(47)
Unamortized compensation on restricted stock	(4)	(8)
Total stockholders' equity	232,913	233,384
Total Liabilities and Stockholders' Equity	$530,806	$560,167

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$ (2,127)	$ 800
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Deferred income tax provision	(870)	341
Provision for losses on receivables	592	175
Tax benefit realized from stock options	704
Depreciation and amortization	12,400	10,438
Amortization of restricted stock	4	4
Gain on sale of equipment	(877)	(66)
Change in operating assets and liabilities, net of acquistions:
Receivables	19,653	(8,863)
Prepaid insurance and licenses	471	(6,671)
Operating and installation supplies	914	54
Other assets	(5,422)	(2,072)
Accounts payable and other accrued liabilities	(2,828)	2,967
Accrued wages and benefits	4,860	2,396
Net cash (used in) provided by operating activities	27,474	(497)

Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(6,185)	(17,134)
Proceeds from sales of property and equipment	8,017	5,354
Repayment of notes receivables from stockholders	30	13
Net cash (used in) provided by investing activities	1,862	(11,767)

Cash Flows from Financing Activities:
Net borrowings under lines of credit	4,000	14,018
Borrowings of long-term debt	-	10,358
Payments of long-term debt	(27,905)	(16,833)
Additions to deferred financing costs	-	9
Book overdraft	(6,370)	4,614
Issuance of common stock	(42)
Proceeds from exercise of stock options	958	67
Net cash provided by (used in) financing activities	(29,359)	12,233
Net Change in Cash and Cash Equivalents	(23)	(31)
Cash and Cash Equivalents, beginning of period	66	168
Cash and Cash Equivalents, end of period	43	137

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid during the period for interest	$ 1,174	$ 2,054
Cash paid during the period for income taxes	$ 115	$ 371
Conversion of operating leases to equipment installment notes	$ -	$ 6,661

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

Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the Company's latest annual consolidated financial statements (which are included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005).

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

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding options. Due to the loss in the three-month period ended March 31, 2005 the outstanding options are anti-dilutive and are not considered in earnings per share. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2005	2004
Net Income (Loss)	$(2,127)	$800
Denominator:
Weighted average common shares outstanding	16,247	14,063
Equivalent shares issuable upon exercise of stock options	-	191
Diluted shares	16,247	14,254
Earnings (Loss) per share:
Basic	$(0.13)	$0.06
Diluted shares	$(0.13)	$0.06

4. Stock-Based Compensation

The Company applies the intrinsic value based method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. No stock-based compensation cost is reflected in net income (loss), as all options granted under the plans have a grant price equal to the fair market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 and 2004 as indicated below:

	Three Months Ended March 31,

	2005	2004
Net Income (Loss), as reported	$(2,127)	$800
Stock-based employee compensation, net of tax	(203)	(129)
Pro forma net income (loss)	$(2,330)	$671
Earnings (loss) per share, basic, as reported	$(0.13)	$0.06
Earnings (loss) per share, basic, pro forma	$(0.14)	$0.05
Earnings (loss) per share, diluted, as reported	$(0.13)	$0.06
Earnings (loss) per share, diluted, pro forma	$(0.14)	$0.05

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a material adverse effect on the Company's financial position or results of operations.

The Company had letters of credit of $44.0 million outstanding at March 31, 2005. The letters of credit are maintained primarily to support the Company's insurance program.

The Company had commitments outstanding at March 31, 2005 to acquire revenue equipment for approximately $166,100 in 2005, $118,300 in 2006, and $78,100 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. In addition, the Company had commitments of $14,659 as of March 31, 2005 under contracts relating to development and improvement of facilities, which are non-cancelable.

6. Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems, which provides transportation, warehousing and distribution services to the floorcovering industry and also provides airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	U.S. Xpress	Xpress Global Systems	Consolidated
	(Dollars in Thousands)
Three Months Ended March 31, 2005
Revenue - external customers	$228,115	$41,029	$269,144
Intersegment revenue	7,643	-	7,643
Operating income (loss)	1,632	(3,457)	(1,825)
Total assets	479,659	51,147	530,806

Three Months Ended March 31, 2004
Revenue - external customers	$200,265	$34,406	$234,671
Intersegment revenue	6,902	-	6,902
Operating income	3,366	230	3,596
Total assets	419,611	47,221	466,832

The difference in consolidated operating income (loss), as shown above, and consolidated income (loss) before income tax provision (benefit) on the consolidated statements of operations is the early extinguishment of debt of $201 in 2005 and net interest expense of $1,841 and $2,115 for the three months ended March 31, 2005 and 2004, respectively.

7. Long-Term Debt

Long-term debt at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004
Obligation under line of credit with a group of banks, maturing October 2009	$-	$-
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.26% and 5.29% at March 31, 2005 and December 31, 2004, respectively, due in monthly installments with final maturities at various dates to July 2011, secured by related revenue equipment	74,766	89,618
Mortgage note payable, interest rate of 6.73% at March 31, 2005 and December 31, 2004, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	8,346	8,421
Mortgage note payable, interest rate of 5.88% at December 31, 2004	-	12,466
Capital lease obligations maturing at various dates to November 2007	3,413	3,922
Other	135	139
	86,660	114,566
Less: current maturities of long-term debt	(13,239)	(13,482)
	$73,421	$101,084

On October 14, 2004, the Company entered into a $100,000 senior secured revolving credit facility with a group of banks, which replaced the prior $100,000 credit facility that was scheduled to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company's lease adjusted leverage ratio. At March 31, 2005 the applicable margin was 0.00% for base rate loans and 1.00% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.00% and 0.20%, respectively, at March 31, 2005). The facility matures in October 2009. At March 31, 2005 $44,000 in letters of credit were outstanding under the credit facility with $56,000 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

During the three months ended March 31, 2005, we repaid outstanding debt under various note agreements totaling $27,900. The repayment of the notes resulted in an early extinguishment loss of $201.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, subject to certain exceptions, as defined, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company's own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of March 31, 2005, the Company was in compliance with the credit facility covenants.

8.	Accounts Receivable Securitization

In October 2004, the Company entered into a $100,000 accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells accounts receivable as part of a two-step securitization transaction that provides the Company with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables") was formed as a wholly-owned subsidiary of the Company. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility with Three Pillars Funding, LLC.

The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. The Company can borrow up to $100,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because the term, subject to annual renewals, is 364 days. As of March 31, 2005 the Company's borrowings under the Securitization Facility were $39,000 with $46,000 available to borrow.

The Securitization Facility requires certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of March 31, 2005 the Company was in compliance with the Securitization Facility covenants.

9. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term, non-cancelable operating lease agreements expiring at various dates through January 2012. Revenue equipment lease terms are generally 3-4 years for tractors and 5-7 years for trailers. The lease terms are substantially less than the economic lives of the equipment. Substantially all equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $50,000 at March 31, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. In accordance with the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34," management estimates the fair values of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has not accrued any liabilities related to the guaranteed residual values in the accompanying consolidated balance sheets.

Leasehold improvements and assets under capital leases are amortized on a straight-line basis over the shorter of their useful lives or their related lease terms. The charge to earnings is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Certain leases of terminal facilities include rent increases during the lease term, including option periods where failure to exercise such options would result in an economic penalty to the Company. For these leases, the Company recognizes the related rental expense on a straight-line basis over the term of the lease and records the difference between the amounts charged to operations and amounts paid as a rent liability. Rent is recognized on a straight-line basis over the lease term.

10. Recent Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123")", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees ("Opinion 25") and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of the Statement were to be applied in the first interim or annual period beginning after June 15, 2005. On April 15, 2005 the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123(R). In accordance with this new implementation process, the Company is required to adopt SFAS 123(R) no later than January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 4 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the Company's consolidated financial position or results of operations.

11. Subsequent Events

Effective April 12, 2005, the Company completed the acquisition of a 41% interest in Total Transportation of Mississippi and affiliated companies ("TTMS"). The TTMS management team controls 59% of TTMS. The Company has a minority representation on TTMS’ board of directors, as well as an exercisable option to purchase management’s interest at a specified price based on the current transaction price and specified annual return through October 1, 2008, at which time, the management team will have a similar option to buy out the Company's interest in TTMS. The Company will account for the post-transaction operations using the equity method of accounting.

Subsequent to March 31, 2005, and in accordance with the May 2004 Board approved stock repurchase authorization, we repurchased 145,000 shares of our Class A common stock. The repurchased shares will be held as treasury stock and may be used for issuances under our employee stock option plan or general corporate purposes, as the Board may approve. The total remaining available under the Board approved plan is $7,600 as of May 6, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for certain historical information contained herein, the following discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "will," "could," "should," "likely," "expects," "estimates," "anticipates," "projects," "plans," "intends," "hopes," "potential," "continue," and "future" and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors That May Affect Future Results," set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry and airport-to-airport transportation services to the airfreight and airfreight forwarding industries. Since becoming a public company, we have increased our operating revenue to $1.1 billion in 2004 from $215.4 million in 1994, a compounded annual growth rate of 17.8%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and more recently, through the development and expansion of additional strategic business units. Our operating revenue increased 14.7% to $269.1 million in the first quarter of 2005 from $234.7 million in the first quarter of 2004. We experienced a net loss of $2.1 million in the 2005 quarter compared with net income of $800,000 in the 2004 quarter. The primary contributors to the change were a $3.5 million loss in our Xpress Global Systems segment, softer than expected freight demand in our truckload segment, and a shortage of qualified drivers.

Our Truckload Segment

Our truckload segment, U.S. Xpress, which comprised approximately 85% of our total operating revenue in the first quarter of 2005, includes the following five strategic business units, each of which is significant in its market.

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

•

Expedited team. Our approximately 700 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

•	Medium-to-long haul solo. Our approximately 2,050 tractor solo-driver unit offers our customers significant capacity and nationwide coverage.

Over the past few years we have been reallocating our truckload assets to business units that we expect to be more profitable. This has resulted in significant growth in the percentage of our revenue contributed by dedicated and expedited intermodal rail services and a decrease in the percentage of our revenue contributed by medium-to-long haul solo service. We believe the execution of this strategy has been a primary contributor to the improvements in our profitability between 2002 and the end of 2004. In addition, the asset reallocation has affected the comparability of certain operating measures. For example, we are generating higher average revenue per loaded mile, excluding fuel surcharge, offset by an increase in non-revenue miles and a decrease in miles per tractor. In general, shorter regional and dedicated hauls pay higher rates per mile but generate fewer miles per unit and involve a greater percentage of non-revenue miles for re-positioning the tractor for the next load. Also, our purchased transportation expense has increased significantly due to the growth of our expedited intermodal rail service, which involves the pass-through of a portion of our freight revenue to the rail service provider. Our operating measures may continue to change as we continue to execute our strategy.

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 15% of our total operating revenue in the first quarter of 2005, offers transportation, warehousing, and distribution services to the floorcovering industry, as well as nationwide, scheduled ground transportation of air cargo to customers in the airfreight and airfreight forwarding industries as a cost-effective and reliable alternative to traditional air transportation. During the first quarter of 2005, our Xpress Global Systems segment experienced an operating loss of $3.5 million, as the growth in purchased transportation expense relative to revenue growth negatively impacted results of our airport-to-airport operations.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services and a per pound and a per square yard basis for our transportation services provided by Xpress Global Systems. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our truckload primary measures of revenue generation are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.48 during the first quarter of 2005 from $1.35 in the first quarter of 2004. Average revenue per tractor per week, before fuel surcharge revenue, increased to $2,933 during the first quarter of 2005 from $2,654 in the first quarter of 2004.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which include compensating independent contractors and providers of expedited intermodal rail services. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing costs, including depreciation of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel.

Effectively controlling our expenses is an important element of assuring our profitability. The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 100.8% in the first quarter of 2005, compared to 98.4% in the first quarter of 2004.

Revenue Equipment

At March 31, 2005 we had a truckload fleet of 4,914 tractors, which included 527 owner-operator tractors and also approximately 400 tractors dedicated to local and drayage services. We operated 15,921 trailers in our truckload fleet.

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

	Three Months Ended
	March 31,
	2005	2004
Freight Revenue	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	38.4	36.0
Fuel and fuel taxes	10.8	11.9
Vehicle rents	7.0	8.3
Depreciation and amortization, net of gain on sale	4.6	4.6
Purchased transportation	20.8	18.4
Operating expense and supplies	7.9	7.0
Insurance premiums and claims	4.3	5.2
Operating taxes and licenses	1.3	1.5
Communications and utilities	1.2	1.3
General and other operating	4.5	4.2
Early extinguishment of debt	0.0	0.0
Total operating expenses	100.8	98.4

Income (Loss) from Operations	(0.8)	1.6

Interest Expense, net	0.8	0.9

Income (Loss) Before Income Taxes	(1.6)	0.7

Income Tax Provision (Benefit)	(0.7)	0.3

Net Income (Loss)	(0.9)%	0.4%

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Total operating revenue increased 14.7%, to $269.1 million during the three months ended March 31, 2005 compared to $234.7 million during the same period in 2004. The increase resulted primarily from higher rates and fuel surcharges.

Revenue, before fuel surcharge, increased 10.3%, to $248.5 million during the three months ended March 31, 2005 compared to $225.4 million during the same period in 2004. U.S. Xpress revenue, before fuel surcharge, increased 8.7%, to $215.1 million during the three months ended March 31, 2005 compared to $197.9 million during the same period in 2004, due primarily to an increase of 9.8% in average revenue per loaded mile to $1.484 from $1.352. The increase in average revenue per loaded mile was primarily due to increased pricing to customers, combined with a shorter length of haul which generally provides a higher rate per mile. Xpress Global Systems' revenue increased 19.2%, to $41.0 million during the three months ended March 31, 2005 compared to $34.4 million during the same period in 2004. Within Xpress Global Systems, floorcovering revenue increased 12.3%, to $25.2 million, due primarily to an increase in average revenue per pound of 11.0%, and airport-to-airport revenue increased 32.3%, to $15.8 million, due primarily to a 23.2% increase in volume resulting in part from the acquisition of a less-than-truckload airport-to-airport carrier in July 2004, and a 3.5% increase in average revenue per pound. Intersegment revenue increased to $7.6 million during the three months ended March 31, 2005 compared to $6.9 million during the same period in 2004.

Salaries, wages and benefits increased 17.4%, to $95.3 million during the three months ended March 31, 2005 compared to $81.2 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits increased to 38.4% during the three months ended March 31, 2005 compared to 36.0% during the same period in 2004. The increases were primarily due to driver pay increases in 2004, an increase in the number of local drivers necessary to support our expedited intermodal rail program, growth in non-driver personnel and an increase in group health and workers’ compensation expenses. Effective September 1, 2004, we increased our workers' compensation retention level to $500,000 per occurrence compared to $250,000 per occurrence in the prior period, which could result in greater fluctuations in this expense category in future periods.

Fuel and fuel taxes, net of fuel surcharge, remained essentially constant at $26.7 million during the three months ended March 31, 2005 compared to $26.8 million during the same period in 2004. The increase in the average fuel price per gallon of approximately 33.0%, combined with the lower fuel efficiency of the new EPA-compliant engines was offset by increase in customer fuel surcharges, increased use of expedited intermodal rail for certain medium-to-long haul truckload freight and a slight decline in company miles. Our exposure to increases in fuel prices in our truckload operations is mitigated to an extent by fuel surcharges to customers, which amounted to $20.6 million and $9.3 million for the three months ended March 31, 2005 and 2004, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge declined to 10.8% during the three months ended March 31, 2005 compared to 11.9% during the same period in 2004.

Vehicle rents decreased 5.9%, to $17.5 million during the three months ended March 31, 2005 compared to $18.6 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, vehicle rents were 7.0% during the three months ended March 31, 2005 compared to 8.3% during the same period in 2004. The decrease was primarily due to a decrease in the average number of tractors financed under operating leases to 3,381 compared to 3,590 during the three months ended March 31, 2005 and 2004, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,686 compared to 8,056 during the three months ended March 31, 2005 and 2004, respectively, due to the expansion of our trailer fleet necessary to support the expedited intermodal rail program.

Depreciation and amortization increased 10.6%, to $11.5 million during the three months ended March 31, 2005 compared to $10.4 million during the same period in 2004. The increase was primarily due to an increase in the average number of owned tractors and trailers to 2,015 and 8,426, respectively, during the three months ended March 31, 2005 compared to 1,607 and 7,270, respectively, during the same period in 2004, as well as increased cost of the new EPA-compliant engines and lower residual values. We have increased our owned trailer fleet by over 1,000 units in the last year primarily to support the growth in the expedited intermodal rail program. As a percentage of revenue, before fuel surcharge, depreciation and amortization remained constant at 4.6% during the three months ended March 31, 2005 and 2004.. Net gains for the quarter were $870, compared to $66 for the prior year quarter.

Purchased transportation increased 24.6%, to $51.7 million during the three months ended March 31, 2005 compared to $41.5 million during the same period in 2004 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. This increase was partially offset by a decrease in the average number of owner-operators in the truckload segment during the three months ended March 31, 2005 to 561, or 11.3% of the total fleet, compared to 852, or 15.7% of the total fleet, for the same period in 2004. Xpress Global Systems' purchased transportation increased approximately 43.1%, compared to the prior year quarter, due to increased volume combined with higher line-haul costs. As a percentage of revenue, before fuel surcharge, purchased transportation increased to 20.8% during the three months ended March 31, 2005 compared to 18.4% during the same period in 2004 primarily due to growth in the expedited intermodal rail program and increased line-haul costs at Xpress Global Systems, which more than offset a decline in the percentage of our tractor fleet being provided by owner-operators and the increase in average revenue per loaded mile.

Operating expenses and supplies increased 23.4%, to $19.5 million during the three months ended March 31, 2005 compared to $15.8 million during the same period in 2004, primarily due to an increase in tractor and trailer maintenance expense and higher operating costs associated with increased volumes at Xpress Global Systems. The increases in maintenance cost was related to the average age of our company tractor and trailer fleets increasing to 28 and 57 months, respectively, during the three months ended March 31, 2005 compared to 23 and 52 months, respectively, during the same period in 2004. As a percentage of revenue, before fuel surcharges, operating expenses and supplies were 7.9% during the three months ended March 31, 2005 compared to 7.0% during the same period in 2004

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, decreased 8.6%, to $10.6 million during the three months ended March 31, 2005 compared to $11.6 million during the same period in 2004. The decrease was primarily due to a decrease in liability claims expense offset to an extent by an increase in cargo claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.3% during the three months ended March 31, 2005 compared to 5.2% during the same period in 2004, primarily due to these factors and the increase in average revenue per tractor per week. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of March 31, 2005 the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense, decreased $274,000, or 13.0%, to $1.8 million during the three months ended March 31, 2005 compared to $2.1 million during the same period in 2004. The decrease was due to decreased borrowings combined with a decrease in the weighted average interest rate to 4.7% during the period ended March 31, 2005 compared to 5.1% during the same period in 2004.

The effective tax rate was 45.0% for the three months ended March 31, 2005. The rate was higher than the federal statutory rate of 35.0%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes. We initiated the per diem driver pay plan in February 2002.

Liquidity and Capital Resources

Our business requires significant capital investments. Our primary sources of liquidity at March 31, 2005 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Each of our revolving credit facility and our accounts receivable securitization facility has maximum available borrowings of $100.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures through 2005. Our business will continue to require significant capital investments, particularly for revenue equipment and facilities, over the long-term, which may require us to seek additional borrowings or equity capital. The availability of additional capital will depend upon prevailing market conditions and the market price of our Class A common stock, as well as our financial condition and results of operations. Based on recent operating results, our anticipated level of capital expenditures, anticipated future cash flows and sources of financing expected to be available, we do not expect any significant liquidity constraints in the foreseeable future.

Cash provided by investing activities was $1.9 million during the three months ended March 31, 2005 compared to cash used in investing activities of $11.7 million during the same period in 2004. The cash provided during the 2005 period related to us selling significantly more revenue equipment and generating cash proceeds, while the replacement equipment was primarily funded through the use of operating leases. The increased use of operating lease financing during the 2005 period reversed the 2004 trend. The cash used during the 2004 period related to the purchase of tractors which had previously been financed through operating leases, combined with the purchase of trailers to support the expansion of our regional truckload business and the expedited rail program.

Cash used in financing activities was $29.4 million during the three months ended March 31, 2005, compared to cash provided by financing activities of $12.3 million during the same period in 2004. During the first quarter of 2005 we made net repayments on outstanding debt of $23.9 million compared to net borrowings of debt of $7.5 million for the same period in 2004. During the three months ended March 31, 2005, we repaid outstanding debt under various note agreements totaling $27,900. The repayment of the notes resulted in an early extinguishment loss of $201.

Debt

Effective October 14, 2004, we entered into a $100 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the existing $100 million credit facility that was set to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on our lease adjusted leverage ratio. At March 31, 2005, the applicable margin was 0.00% for base rate loans and 1.00% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.00% and 0.20%, respectively, at March 31, 2005). The facility matures in October 2009.

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of March 31, 2005, we were in compliance with the revolving credit facility covenants.

Effective October 14, 2004, we also entered into an accounts receivable securitization. Under the securitization, we sell accounts receivable as part of a two-step process that provides funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables") was formed as a wholly-owned subsidiary. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables funds these purchases with money borrowed under a new credit facility with Three Pillars Funding, LLC. The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. We can borrow up to $100.0 million under the securitization facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility is reflected as a current liability because the term, subject to annual renewals, is 364 days.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature.

At March 31, 2005 we had $125.6 million of borrowings, of which $73.4 million was long-term, $13.2 million was current maturities and $39.0 million was the securitization facility. We also had approximately $44.0 million in unused letters of credit. At March 31, 2005 we had an aggregate of approximately $102.0 million of available borrowing remaining under its revolving credit facility and securitization. Current maturities include $372,000 in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the equipment manufacturer and us.

Equity

At March 31, 2005 we had stockholders’ equity of $232.9 million, long-term debt, net of current maturities, of $73.4 million and total debt of $126.6 million, resulting in a debt to total capitalization ratio of 35.0% compared to 48.9% at March 31, 2004.

In May 2004, the board of directors authorized the repurchase of up to $10.0 million of our Class A Common Stock. The repurchased shares will held as treasury stock and may be used for issuances under our employee stock option plan or for general corporate purposes, as the board of directors may determine. In June 2004, we repurchased 50,000 shares of Class A Common Stock for $654,000. Subsequent to March 31, 2005, we repurchased 145,000 shares for approximately $1.7 million.

Equity Investment

In December 2004, we acquired a 49.0% interest in Arnold Transportation Services, Inc. ("Arnold") and its affiliated companies for $6.2 million in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast and Northeast. Arnold’s current management team controls the remaining 51.0% interest and a majority of the board of directors. We have not guaranteed any of Arnold’s debt and have no obligation to provide funding, services or assets. Under the agreement with Arnold’s management, we have a three-year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return.

Effective April 12, 2005 we completed the acquisition of a 41% interest in Total Transportation of Mississippi and affiliated companies ("TTMS"). The TTMS management team controls 59% of TTMS. We have a minority representation on TTMS’ board of directors, as well as an exercisable option to purchase management’s interest at a specified price based on the current transaction price and specified annual return through October 1, 2008, at which time, the management team will have a similar option to buy out our interest in TTMS. We anticipate accounting for the post-transaction operations using the equity method of accounting.

Off Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements and the tax advantages of leasing versus owning. At March 31, 2005 a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from April 2005 to February 2011. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $19.7 million for the three months ended March 31, 2005. The remaining lease obligation as of March 31, 2005 was $189.6 million, with $72.8 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $50.0 million at March 31, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table presents our outstanding contractual obligations at March 31, 2005 excluding letters of credit of $44.0 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Securitization Facility(1)	$39,000	$39,000	$-	$-	$-
Long-Term Debt, Including Interest (1)	100,328	13,393	26,861	31,108	28,966
Capital Leases, Including Interest (1)	3,960	1,722	2,238	-	-
Operating Leases - Revenue Equipment (2)	162,000	61,122	76,316	19,572	4,990
Operating Leases - Other (3)	27,591	11,678	12,819	3,030	64
Purchase Obligations (4)	376,517	180,082	196,435	-	-
Total Contractual Cash Obligations	$709,396	$306,997	$314,669	$53,710	$34,020

(1)

Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at March 31, 2005. The credit facility does not require scheduled principal payments. Approximately 31.0% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at March 31, 2005 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 7, "Long-Term Debt" and footnote 8, "Accounts Receivable Securitization", in the accompanying consolidated financial statements for further information.

(2)

Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, "Accounting for Leases". Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" and footnote 9 in the accompanying consolidated financial statements for further information.

(3)

Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)

Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities. The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. The purchase obligations with respect to improvement of facilities and computer software are non-cancelable. Refer to footnote 5 in the accompanying consolidated financial statements for disclosure of our purchase commitments.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 9.0% of consolidated revenues at March 31, 2005 is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

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

Effective January 1, 2002 we adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", ("SFAS 142"). As required by the provisions of SFAS 142, we test goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in 2004, 2003 and 2002.

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

Claims Reserves and Estimates

Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses and workers' compensation claims within our established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts we consider adequate. Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability and workers' compensation claims are estimated based on our evaluation of the type and severity of individual claims and historical information, primarily our own claims experience, along with assumptions about future events combined with the assistance of independent actuaries in the case of workers’ compensation and liability. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

Workers' compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers' compensation and liability are estimated by an independent third-party actuary and we refer to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims and assumptions about future costs. Further, in establishing the workers' compensation and liability reserves, we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses and other factors. Our actual experience may be different than our estimates, sometimes significantly. Additionally, changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers' compensation and liability claims.

We have experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers' compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels related to liability and workers' compensation claims. The retention level for liability insurance was $3,000 prior to September 2001 and has increased to ranges of $250,000 to $2.0 million in subsequent periods. Prior to November 2000, we had no retention for workers' compensation insurance, which has increased to ranges of $250,000 to $500,000 in subsequent periods. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insurance retention levels since November 2000 and September 2001 has caused insurance and claims expense to be higher and more volatile than in historical periods.

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
•

In recent years, many shippers have reduced the number of carriers they use by selecting "core carriers" as approved service providers. As this trend continues, some of our customers may not select us as a "core carrier."

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment" ("SFAS 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123")", supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees ("Opinion 25") and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of the Statement were to be applied in the first interim or annual period beginning after June 15, 2005. On April 15, 2005 the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123(R). In accordance with this new implementation process, we are required to adopt SFAS 123(R) no later than January 1, 2006.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 4 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our market risk is affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed interest rate obligations expose us to the risk that interest rates might fall. Variable interest rate obligations expose us to the risk that interest rates might rise.

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At March 31, 2005 we had borrowings totaling $125.7 million comprised of $39.0 million of variable rate borrowings and $86.7 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings and cash flow impact of a one-percentage point increase/decrease in interest rates would have an unfavorable/favorable impact of approximately $273,000 annually.

Commodity Price Risk

Fuel is one of our largest expenditures. The price and availability of diesel fuel fluctuates due to changes in production, seasonality and other market factors generally outside our control. Many of our customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. Fuel surcharges to customers do not fully recover all of fuel increases due to engine idle time and out-of-route and empty miles not billable to the customer.

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

We have confidence in our internal controls and procedures. Nevertheless, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure procedures and controls or our internal controls will prevent all errors or intentional fraud. An internal control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits
(1)	3.1	Restated Articles of Incorporation of the Company.

(2)	3.2	Restated Bylaws of the Company.

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.

(2)	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed in Registration Statement on Form S-1 dated May 20, 1994 (SEC File No. 33-79208)
(2)	Filed in Form 10-Q on November 9, 2004 (SEC Commission File No. 0-24806)

(b)	Reports on Form 8-K
The following items were reported:
A Current Report dated March 31, 2005, to furnish copies of the Company’s press release dated March 30, 2005 announcing first quarter earnings expectations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: May 10, 2005	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer