Form 10-Q/A
period 2005-03-31
US XPRESS ENTERPRISES INC
filed 2005-05-11
CIK 923571

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A ("Amendment No. 1") to the Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc. (the "Company") for the quarter year ended March 31, 2005, filed with the Securities and Exchange Commission on May 10, 2005 (the "Original Report"), is being filed solely to (i) include exhibits omitted due to technical difficulties that arose in the process of converting the Original Report to an electronic format suitable for filing on the Commission's EDGAR system and (ii) by correcting typographical errors to Item 2 and Item 3 of Part I of the original Report. Specifically, the changes in this Amendment No.1 are as follows:

On page 16, in the first sentence of the first paragraph under the subheading "Equity;" the total debt figures has been changed from $126.6 million to $125.6 million.

On page 24, in the third sentence of the second paragraph under the subheading "Interest Rate Risk," the total borrowings figure has been changed from $125.7 million to $125.6 million and the fixed rate borrowings has been changed from $86.7 million to $86.6 million.

In connection with the filing of this Amendment No. 1, the Company also is including as exhibits currently dated certifications of its Chief Executive Officer and Chief Financial Officer.

For convenience and ease of reference, this Amendment No. 1 sets forth the quarterly report in its entirety with the applicable changes. This Amendment No. 1 only reflects the changes discussed above, and does not amend, update, or change any other items or disclosures contained in the Original Report.

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

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)
	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$ (2,127)	$ 800
Adjustments to reconcile net income to
net cash (used in) provided by operating activities:
Deferred income tax provision	(870)	341
Provision for losses on receivables	592	175
Tax benefit realized from stock options	704
Depreciation and amortization	12,400	10,438
Amortization of restricted stock	4	4
Gain on sale of equipment	(877)	(66)
Change in operating assets and liabilities, net of acquisitions:
Receivables	19,653	(8,863)
Prepaid insurance and licenses	471	(6,671)
Operating and installation supplies	914	54
Other assets	(5,422)	(2,072)
Accounts payable and other accrued liabilities	(2,828)	2,967
Accrued wages and benefits	4,860	2,396
Net cash (used in) provided by operating activities	27,474	(497)

Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(6,185)	(17,134)
Proceeds from sales of property and equipment	8,017	5,354
Repayment of notes receivables from stockholders	30	13
Net cash (used in) provided by investing activities	1,862	(11,767)

Cash Flows from Financing Activities:
Net borrowings under lines of credit	4,000	14,018
Borrowings of long-term debt	-	10,358
Payments of long-term debt	(27,905)	(16,833)
Additions to deferred financing costs	-	9
Book overdraft	(6,370)	4,614
Issuance of common stock	(42)	-
Proceeds from exercise of stock options	958	67
Net cash provided by (used in) financing activities	(29,359)	12,233
Net Change in Cash and Cash Equivalents	(23)	(31)
Cash and Cash Equivalents, beginning of period	66	168
Cash and Cash Equivalents, end of period	43	137

SUPPLEMENTAL DISCLOSURE OF CASHFLOW INFORMATION
Cash paid during the period for interest	$ 1,174	$ 2,054
Cash paid during the period for income taxes	$ 115	$ 371
Conversion of operating leases to equipment installment notes	-	$ 6,661

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

• Dedicated

Our approximately 1,350 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term

• Regional

Our approximately 850 tractor regional unit offers our customers concentrated capacity and a high level of service in dense freight markets of the Southeast, Midwest, and West, while affording a lifestyle favored by many drivers

• Expedited intermodal rail

Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs

• Expedited team

Our approximately 700 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment

• Medium-to-long haul solo	Our approximately 2,050 tractor solo-driver unit offers our customers significant capacity and nationwide coverage

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

Cash Flows

Cash provided by operating activities was $27.5 million during the three months ended March 31, 2005 compared to cash used in operating activities of $0.5 million for the same period in 2004. The change can be attributed to improved collection of accounts receivable and an increase in depreciation resulting from a higher percentage of equipment owned instead of held under operating leases, partially offset by a decline in accounts payable and other accrued liabilities.

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

Equity

At March 31, 2005 we had stockholders’ equity of $232.9 million, long-term debt, net of current maturities, of $73.4 million and total debt of $125.6 million, resulting in a debt to total capitalization ratio of 35.0% compared to 48.9% at March 31, 2004.

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

Equity Investment

In December 2004, we acquired a 49.0% interest in Arnold Transportation Services, Inc. ("Arnold") and its affiliated companies for $6.2 million in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast and Northeast. Arnold’s current management team controls the remaining 51.0% interest and a majority of the board of directors. We have not guaranteed any of Arnold’s debt and have no obligation to provide funding, services or assets. Under the agreement with Arnold’s management, we have a three-

year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return.

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

•      Our profitability is sensitive to fluctuations in interest rates because some of our debt obligations are subject to variable interest rates, and future borrowings and lease financing arrangements will be affected by any such fluctuations; and

• Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, or other purposes may be limited

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

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At March 31, 2005 we had borrowings totaling $125.6 million comprised of $39.0 million of variable rate borrowings and $86.6 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings and cash flow impact of a one-percentage point increase/decrease in interest rates would have an unfavorable/favorable impact of approximately $273,000 annually.

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