Form 10-Q
period 2005-06-30
US XPRESS ENTERPRISES INC
filed 2005-08-09
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
June 30, 2005	0-24806

(Exact name of registrant as specified in its charter)

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4080 JENKINS ROAD	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

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

Yes[ X ]               No [ ]

As of August 5, 2005, 13,229,308 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenue:
Revenue, before fuel surcharge	$252,476	$257,387	$500,982	$482,763
Fuel surcharge	27,408	12,907	48,046	22,202
Total operating revenue	279,884	270,294	549,028	504,965

Operating Expenses:
Salaries, wages and benefits	99,865	91,772	195,172	172,971
Fuel and fuel taxes	53,741	40,924	101,110	77,068
Vehicle rents	17,012	17,309	34,468	35,954
Depreciation and amortization, net of gain on sale	11,380	11,778	22,903	22,150
Purchased transportation	46,417	49,876	98,089	91,349
Operating expense and supplies	18,991	18,120	38,524	33,955
Insurance premiums and claims	10,991	13,672	21,573	25,300
Operating taxes and licenses	3,470	3,613	6,734	6,979
Communications and utilities	2,606	2,890	5,603	5,923
General and other operating	11,285	10,081	22,867	19,562
Equity in income of affiliated companies	(935)	(25)	(1,251)	(125)
Loss on sale and exit of business	2,787	—	2,787	—
Total operating expenses	277,610	260,010	548,579	491,086

Income from Operations	2,274	10,284	449	13,879

Interest Expense, net	1,571	2,442	3,613	4,556

Income (Loss) Before Income Taxes	703	7,842	(3,164)	9,323

Income Tax Provision (Benefit)	221	3,605	(1,519)	4,286

Net Income (Loss)	$482	$4,237	$(1,645)	$5,037

Earnings (Loss) Per Share - basic	$0.03	$0.30	$(0.10)	$0.36

Weighted average shares - basic	16,196	14,067	16,223	14,065

Earnings (Loss) Per Share - diluted	$0.03	$0.30	$(0.10)	$0.35

Weighted average shares - diluted	16,250	14,257	16,223	14,250

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)

Assets	June 30, 2005	December 31, 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$90	$66
Customer receivables, net of allowance	123,852	143,282
Other receivables	13,455	9,451
Prepaid insurance and licenses	8,403	13,680
Operating and installation supplies	4,143	5,359
Deferred income taxes	14,905	14,146
Other current assets	8,774	4,408
Total current assets	173,622	190,392

Property and Equipment, at cost:
Land and buildings	43,955	43,955
Revenue and service equipment	301,576	311,404
Furniture and equipment	29,586	28,000
Leasehold improvements	26,957	24,606
Computer Software	26,706	23,769
	428,780	431,734
Less accumulated depreciation and amortization	(157,494)	(156,121)
Net property and equipment	271,286	275,613

Other Assets:
Goodwill, net	72,081	74,196
Other	24,401	19,966
Total other assets	96,482	94,162

Total Assets	$541,390	$560,167

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

Liabilities and Stockholders’ Equity	June 30, 2005	December 31, 2004
	(Unaudited)
Current Liabilities:
Accounts payable	$27,919	$25,636
Book overdraft	5,804	11,246
Accrued wages and benefits	18,397	13,167
Claims and insurance accruals	55,577	53,450
Other accrued liabilities	9,718	3,949
Securitization facility	48,000	35,000
Current maturities of long-term debt	10,045	13,482
Total current liabilities	175,460	155,930

Long-Term Debt, net of current maturities	64,520	101,084

Deferred Income Taxes	68,965	68,965

Other Long-Term Liabilities	754	804

Stockholders’ Equity:
Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 15,851,434 and 15,742,812 shares issued at June 30, 2005
and December 31, 2004, respectively	159	157
Common stock Class B, $.01 par value,
7,500,000 shares authorized, 3,040,262 shares issued and outstanding at June 30, 2005
and December 31, 2004	30	30
Additional paid-in capital	159,305	157,552
Retained earnings	99,192	100,837
Treasury Stock Class A, at cost (2,739,389 and 2,594,389 shares at June 30, 2005
and December 31, 2004, respectively)	(26,865)	(25,137)
Notes receivable from stockholders	(17)	(47)
Unamortized compensation on restricted stock	(113)	(8)
Total stockholders’ equity	231,691	233,384
Total Liabilities and Stockholders’ Equity	$541,390	$560,167

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Net Income (Loss)	$(1,645)	$5,037
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(760)	2,143
Tax benefit realized from stock options	704	—
Provision for losses on receivables	1,242	315
Depreciation and amortization	24,505	22,255
Amortization of restricted stock	8	8
Gain on sale of equipment	(1,603)	(105)
Loss on sale and exit of business	2,787	—
Equity in income of affiliated companies	(1,251)	(125)
Change in operating assets and liabilities:
Receivables	13,757	(26,464)
Prepaid insurance and licenses	5,277	(3,545)
Operating and installation supplies	1,196	45
Other assets	(4,787)	(749)
Accounts payable and other accrued liabilities	2,865	11,162
Accrued wages and benefits	4,831	2,368
Net cash provided by operating activities	47,126	12,345

Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(35,643)	(52,280)
Proceeds from sales of property and equipment	13,256	8,754
Repayment of notes receivable from stockholders	30	13
Investments in affiliate companies	(4,240)	—
Proceeds from sale and exit of airport-to-airport business	12,750	—
Net cash used in investing activities	(13,847)	(43,513)

Cash Flows from Financing Activities:
Net borrowings (payments) on line of credit	13,000	16,206
Borrowings under long-term debt	8,138	50,305
Payments of long-term debt	(48,139)	(34,755)
Additions to deferred financing costs	—	43
Book overdraft	(5,442)	42
Purchase of Class A Common Stock	(1,728)	(654)
Proceeds from exercise of stock options	958	242
Proceeds from issuance of common stock, net	(42)	74
Net cash provided by (used in) financing activities	(33,255)	31,503

Net Increase in Cash and Cash Equivalents	24	335
Cash and Cash Equivalents, beginning of period	66	168
Cash and Cash Equivalents, end of period	90	503
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$2,736	$4,477
Cash paid during the period for income taxes	$154	$446
Conversion of operating leases to equipment installment notes	$—	$15,387

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

Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2005).

2. Organization and Operations

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments, U.S. Xpress, Inc. (“U.S. Xpress”) and Xpress Global Systems, Inc. (“Xpress Global Systems”). U.S. Xpress is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing and distribution services to the floorcovering industry.

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. Due to the loss in the six month period ended June 30, 2005, the outstanding stock options and restricted stock are anti-dilutive and are not considered in earnings per share. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss)	$482	$4,237	$(1,645)	$5,037
Denominator:
Weighted average common shares outstanding	16,196	14,067	16,223	14,065
Equivalent shares issuable upon exercise of stock options	54	190	—	185
Diluted shares	16,250	14,257	16,223	14,250
Earnings (Loss) per share:
Basic	$.03	$.30	$(.10)	$.36
Diluted shares	$.03	$.30	$(.10)	$.35

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

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005 and 2004 as indicated below:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005		2004	2005	2004
Net Income (Loss), as reported	$482	$	4,237	$(1,645)	$5,037
Stock-based employee compensation net of tax	(147)		(135)	(350)	(264)
Pro forma net income (loss)	$335	$	4,102	$(1,995)	$4,773
Earnings (Loss) per share, basic, as reported	$.03	$	.30	$(.10)	$.36
Earnings (Loss) per share, basic, pro forma	$.02	$	.29	$(.12)	$.34
Earnings (Loss) per share, diluted, as reported	$.03	$	.30	$(.10)	$.35
Earnings (Loss) per share, diluted, pro forma	$.02	$	.29	$(.12)	$.33

In June 2005, the Company issued 10,000 shares of restricted stock to certain employees. The market value of these shares on the date of issuance was $11.15. This amount is being amortized using the straight-line method over the five-year vesting period from the date of issuance as additional compensation expense. The unamortized value of $113 is included as a component of stockholders’ equity.

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $42.2 million outstanding at June 30, 2005. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had commitments outstanding at June 30, 2005 to acquire revenue equipment for approximately $140,050 in 2005, $166,850 in 2006, and $78,100 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. In addition, the Company had commitments of $10,594 as of June 30, 2005 under contracts relating to development and improvement of facilities, which are non-cancelable.

6. Equity and Cost Investments

During the second quarter of 2005, we completed the acquisition of a 49.0% interest in Total Transportation of Mississippi and affiliated companies (“TTMS”). Certain members of the TTMS management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of TTMS’ debt and have no obligation to provide funding, services or assets. Under the agreement with the TTMS management team, we have a three-year option to acquire 100% of TTMS by purchasing management’s interest at a specified price plus an agreed upon annual return. We have accounted for TTMS’ operating results using the equity method of accounting. During the quarter ended June 30, 2005, we issued a loan to TTMS in the amount of $2.2 million that was subsequently repaid in the same period.

In January 2002, the Company acquired a 49% interest in C.W. Johnson Xpress, LLC, (“CW Johnson”) for $49 in cash. The Company provides certain services to CW Johnson, including line-haul services, owner-operator services, and back-office support services. As of June 30, 2005 and December 31, 2004, amounts due to the Company for these services were approximately $4,600 and $2,300, respectively.

7. Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems, which provides transportation, warehousing and distribution services to the floorcovering industry. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	U.S. Xpress	Xpress Global Systems	Consolidated
	(Dollars in Thousands)
Three Months Ended June 30, 2005
Revenue - external customers	$242,055	$37,829	$279,884
Intersegment revenue	7,781	-	7,781
Operating income (loss)	7,906	(5,632)(1)	2,274
Total assets	504,465	36,925	541,390

Three Months Ended June 30, 2004
Revenue - external customers	$230,214	$40,080	$270,294
Intersegment revenue	6,492	-	6,492
Operating income	9,899	385	10,284
Total assets	462,885	46,025	508,910

Six Months Ended June 30, 2005
Revenue - external customers	$470,170	$78,858	$549,028
Intersegment revenue	15,424	-	15,424
Operating income (loss)	9,538	(9,089)(1)	449
Total assets	504,465	36,925	541,390

Six Months Ended June 30, 2004
Revenue - external customers	$430,479	$74,486	$504,965
Intersegment revenue	13,394	-	13,394
Operating income	13,263	616	13,879
Total assets	462,885	46,025	508,910

(1) Includes the one-time pre-tax charge of $2.8 million related to the loss on sale and exit of the airport-to-airport business. See Footnote 11, “ Loss on Sale and Exit of Business”.

The difference in consolidated operating income, as shown above, and consolidated income (loss) before income tax provision (benefit) on the consolidated statements of operations consists of net interest expense of $1,571 and $2,442 for the three months ended June 30, 2005 and 2004, respectively, and $3,613 and $4,556 for the six months ended June 30, 2005 and 2004, respectively.

8. Long-Term Debt

Long-term debt at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004
Obligation under line of credit with a group of banks, maturing October 2009	$1,400	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.37% and 5.29% at June 30, 2005 and December 31, 2004, respectively, due in monthly installments with final maturities at various dates to July 2011, secured by related revenue equipment	61,736	89,618
Mortgage note payable, interest rate of 6.73% at June 30, 2005 and December 31, 2004, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	8,269	8,421
Mortgage note payable, interest rate of 5.88% at December 31, 2004	—	12,466
Capital lease obligations maturing at various dates to November 2007	3,052	3,922
Other	108	139
	74,565	114,566
Less: current maturities of long-term debt	(10,045)	(13,482)
	$64,520	$101,084

On October 14, 2004, the Company entered into a $100,000 senior secured revolving credit facility with a group of banks, which replaced the prior $100,000 credit facility that was scheduled to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company’s lease adjusted leverage ratio. At June 30, 2005 the applicable margin was 0.00% for base rate loans and 1.0% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.00% and 0.20%, respectively, at June 30, 2005). The facility matures in October 2009. At June 30, 2005 $42,200 in letters of credit were outstanding under the credit facility with $56,400 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, subject to certain exceptions, as defined, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of June 30, 2005, the Company was in compliance with the credit facility covenants.

9. Accounts Receivable Securitization

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

The borrowings are secured by the accounts receivable and paid down through collections of the accounts receivable. The Company can borrow up to $100,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because the term, subject to annual renewals, is 364 days. As of June 30, 2005 the Company’s borrowings under the Securitization Facility were $48,000 with $37,400 available to borrow.

The Securitization Facility requires certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of June 30, 2005 the Company was in compliance with the Securitization Facility covenants.

10. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term, non-cancelable operating lease agreements expiring at various dates through January 2012. Revenue equipment lease terms are generally 3-4 years for tractors and 5-7 years for trailers. The lease terms are substantially less than the economic lives of the equipment. Substantially all equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $46,615 at June 30, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” management estimates the fair values of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has not accrued any liabilities related to the guaranteed residual values in the accompanying consolidated balance sheets.

Leasehold improvements and assets under capital leases are amortized on a straight-line basis over the shorter of their useful lives or their related lease terms. The charge to earnings is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

11. Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12.75 million in cash. Following the transaction, Xpress Global Systems continues to provide transportation, warehousing and distribution services to the floorcovering industry and pooled distribution services to commercial accounts through its network of terminal locations in North America.

In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business. The Company incurred a one-time (pre-tax) charge, net of proceeds from this transaction, in the amount of $2.8 million, the components of which are summarized as follows:

Proceeds from sale	$12,750
Less:
Severance Expense	400
Provision for loss on future lease commitments	5,287
Write-off of Goodwill and other intangibles	5,033
Estimated loss on disposal of fixed assets	1,830
Provision for estimated loss on liquidation of receivables	2,025
Other expenses	962
Loss on sale and exit of business	$(2,787)

The Company provided for $400 in severance costs of which $287 have not yet been paid as of June 30, 2005 and is recorded in accrued wages on our balance sheet.  The Company also provided $5,287 for the estimated loss on future lease commitments related to the closing of certain facilities, $962 for other related exit costs and $1,858 related to the minimum contractual amounts related to the purchase of an airport-to-airport business for which $4,894, $542, and $1,858 are recorded in other accrued liabilities on the Company's balance sheet as of June 30, 2005, respectively.

12. Recent Accounting Pronouncements

In December, 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”)”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of the Statement were to be applied in the first interim or annual period beginning after June 15, 2005. On April 15, 2005 the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123R. In accordance with this new implementation process, the Company is required to adopt SFAS 123R no later than January 1, 2006.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 4 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to the Company’s consolidated financial position or results of operations.

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB proposes that only tax positions that meet the probable recognition threshold may be recognized as of the end of the first fiscal year ending after December 15, 2005. Management is currently evaluating the exposure draft and does not anticipate that it will have a material impact on the Corporation’s consolidated financial condition or results of operations.

13. Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

14. Subsequent Events

In July 2005, the Board of Directors authorized the Company to repurchase up to $15 million of its Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. The Company is currently permitted to repurchase approximately $4.0 million of its Class A common stock under its revolving credit facility and is seeking approval from the lending group on the facility of the remaining amount authorized by the Board of Directors. The repurchased shares may be used for issuances under the Company’s incentive stock plan or for other general corporate purposes, as the Board may determine. During the second quarter of 2005, the Company repurchased 145,000 shares for approximately $1.7 million.

Subsequent to June 30, 2005, and in accordance with the July 2005 Board approved stock repurchase authorization, the Company repurchased 25,500 shares of its Class A common stock. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or general corporate purposes, as the Board may approve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for certain historical information contained herein, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as “believe,” “may,” “will,” “could,” “should,” “likely,” “expects,” “estimates,” “anticipates,” “projects,” “plans,” “intends,” “hopes,” “potential,” “continue,” and “future” and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Results,” set forth below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.1 billion in 2004 from $215.4 million in 1994, a compounded annual growth rate of 17.8%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and more recently, through the development and expansion of additional strategic business units. Our operating revenue increased 3.5% to $279.9 million in the second quarter of 2005 from $270.3 million in the second quarter of 2004. We experienced net income of $482 in the 2005 quarter compared with net income of $4.2 million in the 2004 quarter. The primary contributors to the change were a $2.8 million loss on sale and exit of our airport-to-airport business, an operating loss of $2.8 million incurred by Xpress Global Systems, largely as a result of losses in our airport-to-airport operation prior to its sale and shutdown on May 31, 2005, softer than expected freight demand in our truckload segment, and a shortage of qualified drivers.

Our Truckload Segment

Our truckload segment, U.S. Xpress, which comprised approximately 86% of our total operating revenue in the second quarter of 2005, includes the following four strategic business units, each of which is significant in its market.

• Dedicated

Our approximately 1,400 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

• Regional and Solo Over-the- Road

Our approximately 2,750 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest and West, in addition to providing nationwide coverage.

• Expedited intermodal rail

Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs.

• Expedited team

Our approximately 900 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

Over the past few years we have been reallocating our truckload assets to business units that we expect to be more profitable. This has resulted in significant growth in the percentage of our revenue contributed by dedicated and expedited intermodal rail services and a decrease in the percentage of our revenue contributed by our regional and solo over-the-road service. We believe the execution of this strategy has been a primary contributor to the improvements in our profitability between 2002 and the end of 2004. In addition, the asset reallocation has affected the comparability of certain operating measures. For example, we are generating higher average revenue per loaded mile, excluding fuel surcharge, offset by an increase in non-revenue miles and a decrease in miles per tractor. In general, shorter hauls pay higher rates per mile but generate fewer miles per unit and involve a greater percentage of non-revenue miles for re-positioning the tractor for the next load. Also, our purchased transportation expense has increased significantly due to the growth of our expedited intermodal rail service, which involves the pass-through of a portion of our freight revenue to the rail service provider. Our operating measures may continue to change as we continue to execute our strategy.

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 14% of our total operating revenue in the second quarter of 2005, offers transportation, warehousing, and distribution services to the floorcovering industry. During the second quarter of 2005, our Xpress Global Systems segment experienced an operating loss of $2.8 million, excluding exit costs of $2.8 million associated with the sale and exit of the airport-to-airport business.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services and a per pound and a per square yard basis for our transportation services provided by Xpress Global Systems. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.52 during the second quarter of 2005 from $1.43 in the second quarter of 2004. Average revenue per tractor per week, before fuel surcharge revenue, decreased to $3,060 during the second quarter of 2005 from $3,109 in the second quarter of 2004.

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

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 99.1% in the second quarter of 2005, compared to 96.1% in the second quarter of 2004.

Revenue Equipment

At June 30, 2005 we had a truckload fleet of 5,037 tractors, which included 524 owner-operator tractors. We also operated 15,937 trailers in our truckload fleet and approximately 400 tractors dedicated to local and drayage services.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	39.6	35.7	39.0	35.8
Fuel and fuel taxes (1)	10.4	10.9	10.6	11.4
Vehicle rents	6.7	6.7	6.9	7.4
Depreciation and amortization, net of gain on sale	4.5	4.6	4.6	4.6
Purchased transportation	18.4	19.4	19.6	18.9
Operating expense and supplies	7.5	7.0	7.7	7.0
Insurance premiums and claims	4.4	5.3	4.3	5.2
Operating taxes and licenses	1.4	1.4	1.3	1.4
Communications and utilities	1.0	1.1	1.1	1.2
General and other operating	4.5	4.0	4.5	4.4
Equity in income of affiliated companies	(0.4)	(0.0)	(0.2)	(0.1)
Loss on sale and exit of business	1.1	0.0	0.5	0.0
Total operating expenses	99.1	96.1	99.9	97.2

Income from Operations	0.9	3.9	0.1	2.8

Interest Expense, net	0.6	0.9	0.7	0.9

Income (Loss) Before Income Taxes	0.3	3.0	(0.6)	1.9

Income Tax Provision	0.1	1.4	(0.3)	0.9

Net Income (Loss)	0.2%	1.6%	(0.3)%	1.0%

(1)             Fuel surcharge revenue is offset against fuel and fuel taxes for the purposes of this table. Management believes that eliminating the impact of this source of revenue provides a more consistent basis for comparing the results of operations from period to period.

Comparison of the Three Months Ended June 30, 2005 to the Three Months Ended June 30, 2004

Total operating revenue increased 3.6%, to $279.9 million during the three months ended June 30, 2005 compared to $270.3 million during the same period in 2004. The increase resulted primarily from higher fuel surcharges.

Revenue, before fuel surcharge, decreased 1.9%, to $252.5 million during the three months ended June 30, 2005 compared to $257.4 million during the same period in 2004. U.S. Xpress revenue, before fuel surcharge, remained essentially constant at $222.4 million during the three months ended June 30, 2005, compared to $223.8 million during the same period in 2004, due primarily to an increase of 6.3% in average revenue per loaded mile to $1.52 from $1.43 offset by a decrease in our average number of tractors and a slight decline in miles per tractor per week. The increase in average revenue per loaded mile was primarily due to increased pricing to customers, combined with a shorter length of haul which generally provides a higher rate per mile. Our average number of tractors decreased 9.7% from 5,501 to 4,966 for the periods ended June 30, 2005 and 2004. Xpress Global Systems’ revenue decreased 5.7%, to $37.8 million during the three months ended June 30, 2005 compared to $40.1 million during the same period in 2004. Within Xpress Global Systems, floorcovering revenue remained essentially constant at $26.5 million for the three months ended June 30, 2005, compared to $26.2 million for the three months ended June 30, 2004, and airport-to-airport revenue decreased 18.1% to $11.3 million for the three months ended June 30, 2005, compared to $13.8 million for the three months ended June 30, 2004, due primarily to the sale and exit of the airport-to-airport business during the second quarter of 2005. Intersegment revenue increased to $7.8 million during the three months ended June 30, 2005, compared to $6.5 million during the same period in 2004.

Salaries, wages and benefits increased 8.8%, to $99.9 million during the three months ended June 30, 2005 compared to $91.8 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits increased to 39.6% during the three months ended June 30, 2005 compared to 35.7% during the same period in 2004. The increases were primarily due to driver pay increases in 2004, an increase in the number of local drivers necessary to support our expedited intermodal rail program, growth in non-driver personnel and an increase in health insurance costs.

Fuel and fuel taxes, net of fuel surcharge, decreased 6.1% to $26.3 million during the three months ended June 30, 2005 compared to $28.0 million during the same period in 2004. The increase in the average fuel price per gallon of approximately 32%, combined with the lower fuel efficiency of the new EPA-compliant engines was offset by an increase in customer fuel surcharges, increased use of expedited intermodal rail for certain medium-to-long haul truckload freight and a decline in company miles. Our exposure to increases in fuel prices in our truckload operations is mitigated to an extent by fuel surcharges to customers, which amounted to $27.4 million and $12.9 million for the three months ended June 30, 2005 and 2004, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, declined to 10.4% during the three months ended June 30, 2005 compared to 10.9% during the same period in 2004.

Vehicle rents decreased 1.7%, to $17.0 million during the three months ended June 30, 2005 compared to $17.3 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, vehicle rents were 6.7% during the three months ended June 30, 2005 and 2004. This remained essentially constant as the average number of tractors financed under operating leases for the three months ended June 30, 2005 was 3,426, as compared to 3,420 during the same period in 2004. The average number of trailers financed increased slightly to 8,321 from 8,143 for the same periods.

Depreciation and amortization decreased 3.4%, to $11.4 million during the three months ended June 30, 2005 compared to $11.8 million during the same period in 2004. The decrease was primarily due to net gains on the disposal of owned units of $725 in the current year quarter as compared to $39 in the prior year quarter and a decrease in the average number of owned tractors to 1,965 for the three months ended June 30, 2005 compared to 1,997 for three months ended June 30, 2004. This was offset to an extent by an increase in the average number of owned trailers from 8,167 to 8,738 for the same periods.

Purchased transportation decreased 7.0%, to $46.4 million during the three months ended June 30, 2005 compared to $49.9 million during the same period in 2004 primarily due to the decreased use of owner-operators in the truckload segment during the three months ended June 30, 2005 to 523, or 10.5% of the total fleet, compared to 833, or 15.1 % of the total fleet, for the same period in 2004. This decrease was partially offset by the increase of rail costs to $16.7 million from $10.6 million for the same periods.

Operating expenses and supplies increased 4.4%, to $18.9 million during the three months ended June 30, 2005 compared to $18.1 million during the same period in 2004, primarily due to an increase in tractor and trailer maintenance expense. The increase in maintenance cost was related to the average age of our company tractor and trailer fleets increasing to 28 and 58 months, respectively, during the three months ended June 30, 2005 compared to 25 and 49 months, respectively, during the same period in 2004. As a percentage of revenue, before fuel surcharges, operating expenses and supplies were 7.5% during the three months ended June 30, 2005 compared to 7.0% during the same period in 2004.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, decreased 19.7%, to $11.0 million during the three months ended June 30, 2005 compared to $13.7 million during the same period in 2004. The decrease was primarily due to a decrease in liability claims expense partially offset to an extent by an increase in cargo claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.4% during the three months ended June 30, 2005 compared to 5.3% during the same period in 2004, primarily due to these factors and the increase in average revenue per tractor per week. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of June 30, 2005 the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Equity in income of affiliated companies increased to $935 for the three months ended June 30, 2005 compared to $25 for the same period in 2004. The increase is the result of equity investments in Arnold Transportation Services, Inc. in December 2004 and Total Transportation of Mississippi and affiliated companies in April 2005.

Loss on sale and exit of business of $2,787 for the three months ended June 30, 2005 related to the exit of the airport-to-airport business by Xpress Global Systems. Xpress Global Systems provided $15,537 for costs related to the shutdown and received $12,750 in cash. See Footnote 11, “ Loss on Sale and Exit of Business”.

Interest expense, decreased $0.8 million, or 33.3%, to $1.6 million during the three months ended June 30, 2005 compared to $2.4 million during the same period in 2004. The decrease was due primarily to decreased borrowings of 36.7%, or $71.1 million, from $193.7 million as of June 30, 2004.

Comparison of the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Total operating revenue increased 8.7%, to $549.0 million during the six months ended June 30, 2005 compared to $505.0 million during the same period in 2004. The increase resulted primarily from higher rates and fuel surcharges.

Revenue, before fuel surcharge, increased 3.8%, to $501.0 million during the six months ended June 30, 2005 compared to $482.8 million during the same period in 2004. U.S. Xpress revenue, before fuel surcharge, increased 3.7%, to $437.5 million during the six months ended June 30, 2005 compared to $421.7 million during the same period in 2004, due primarily to an increase of 7.9% in average revenue per loaded mile to $1.50 from $1.39. The increase in average revenue per loaded mile was primarily due to increased pricing to customers, combined with a shorter length of haul which generally provides a higher rate per mile. Xpress Global Systems’ revenue increased 5.9%, to $78.9 million during the six months ended June 30, 2005 compared to $74.5 million during the same period in 2004. Within Xpress Global Systems, floorcovering revenue increased 7.2%, to $52.2 million, and airport-to-airport revenue increased 3.5%, to $26.7 million, due primarily to an increase in volume resulting in part from the acquisition of a less-than-truckload airport-to-airport carrier in July 2004, offset by the sale and exit of the airport-to-airport business during the second quarter of 2005. Intersegment revenue increased to $15.4 million during the six months ended June 30, 2005 compared to $13.4 million during the same period in 2004.

Salaries, wages and benefits increased 13.3%, to $195.2 million during the six months ended June 30, 2005 compared to $172.3 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits increased to 39.0% during the six months ended June 30, 2005 compared to 35.8% during the same period in 2004. The increases were primarily due to driver pay increases in 2004, an increase in the number of local drivers necessary to support our expedited intermodal rail program, growth in non-driver personnel and an increase in health insurance costs.

Fuel and fuel taxes, net of fuel surcharge, remained essentially constant at $53.1 million during the six months ended June 30, 2005 compared to $54.9 million during the same period in 2004. The increase in the average fuel price per gallon of approximately 33%, combined with the lower fuel efficiency of the new EPA-compliant engines was offset by an increase in customer fuel surcharges, increased use of expedited intermodal rail for certain medium-to-long haul truckload freight and a slight decline in company miles. Our exposure to increases in fuel prices in our truckload operations is mitigated to an extent by fuel surcharges to customers, which amounted to $48.0 million and $22.2 million for the six months ended June 30, 2005 and 2004, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge declined to 10.6% during the six months ended June 30, 2005 compared to 11.4% during the same period in 2004.

Vehicle rents decreased 4.2%, to $34.5 million during the six months ended June 30, 2005 compared to $36.0 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, vehicle rents were 6.9% during the six months ended June 30, 2005 compared to 7.4% during the same period in 2004. The decrease was primarily due to a decrease in the average number of tractors financed under operating leases to 3,403 compared to 3,505 during the six months ended June 30, 2005 and 2004, respectively, in addition to a lower effective interest rate. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,504 compared to 8,099 during the six months ended June 30, 2005 and 2004, respectively, due to the expansion of our trailer fleet necessary to support the expedited intermodal rail program.

Depreciation and amortization increased 3.2%, to $22.9 million during the six months ended June 30, 2005 compared to $22.2 million during the same period in 2004. The increase was primarily due to an increase in the average number of owned tractors and trailers to 1,990 and 8,296, respectively, during the six months ended June 30, 2005 compared to 1,802 and 8,004, respectively, during the same period in 2004, as well as increased costs of the new EPA-compliant engines and lower residual values. This increase was offset by net gains on the disposal of owned units for the quarter of $1.6 million compared to $105 for the prior year comparable period. As a percentage of revenue, before fuel surcharge, depreciation and amortization remained constant at 4.6% during the six months ended June 30, 2005 and 2004.

Purchased transportation increased 7.4%, to $98.1 million during the six months ended June 30, 2005 compared to $91.3 million during the same period in 2004 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. This increase was partially offset by a decrease in the average number of owner-operators in the truckload segment during the six months ended June 30, 2005 to 542, or 10.9% of the total fleet, compared to 842, or 15.4% of the total fleet, for the same period in 2004.

Operating expenses and supplies increased 13.2%, to $38.5 million during the six months ended June 30, 2005 compared to $34.0 million during the same period in 2004, primarily due to an increase in tractor and trailer maintenance expense. The increases in maintenance cost was related to the average age of our company tractor and trailer fleets increasing to 28 and 58 months, respectively, during the six months ended June 30, 2005 compared to 25 and 49 months, respectively, during the same period in 2004. As a percentage of revenue, before fuel surcharges, operating expenses and supplies were 7.7% during the six months ended June 30, 2005 compared to 7.0% during the same period in 2004

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, decreased 14.6%, to $21.6 million during the six months ended June 30, 2005 compared to $25.3 million during the same period in 2004. The decrease was primarily due to a decrease in liability claims expense offset to an extent by an increase in cargo claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.3% during the six months ended June 30, 2005 compared to 5.2% during the same period in 2004, primarily due to these factors and the increase in average revenue per tractor per week. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of June 30, 2005 the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Equity in income of affiliated companies increased to $1,251 for the six months ended June 30, 2005 compared to $125 for the same period in 2004. The increase is the result of equity investments in Arnold Transportation Services, Inc. in December 2004 and Total Transportation of Mississippi and affiliated companies in April 2005.

Loss on sale and exit of business of $2,787 for the six months ended June 30, 2005 related to the exit of the airport-to-airport business by Xpress Global Systems. Xpress Global Systems provided $15,537 for costs related to the shutdown and received $12,750 in cash. See Footnote 11, “ Loss on Sale and Exit of Business”.

Interest expense, decreased $1.0 million, or 21.7%, to $3.6 million during the six months ended June 30, 2005 compared to $4.6 million during the same period in 2004. The decrease was due to decreased borrowings of 36.7%, or $71.1 million, from $193.7 million as of June 30, 2004.

The effective tax rate was 48% for the six months ended June 30, 2005. The rate was higher than the federal statutory rate of 35%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes.

Liquidity and Capital Resources

Our business requires significant capital investments. Our primary sources of liquidity at June 30, 2005 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Each of our revolving credit facility and our accounts receivable securitization facility has maximum available borrowings of $100.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months.

Cash Flows

Cash provided by operations was $47.1 million and $12.3 million during the six months ended June 30, 2005 and 2004 respectively. The change can be attributed to improved collection of accounts receivable, an increase in depreciation resulting from a higher percentage of equipment owned instead of held under operating leases, and an increase in accounts payable and accrued wages. This increase is partially offset by an increase in other assets.

Cash used in investing activities was $13.8 million during the six months ended June 30, 2005 compared to $43.5 million during the same period in 2004. The cash used during the 2005 period related to the financing of tractors and trailers through long-term debt and investments in an affiliated company, offset by proceeds from the sale of the airport-to-airport operations. The cash used during the six months ended June 30, 2004 related to the financing of tractors through long-term debt versus operating leases, combined with the purchase of trailers to support the expansion of the Company’s regional truckload business and the expedited rail program.

Cash used in financing activities was $33.3 million during the six months ended June 30, 2005, compared to cash provided by financing activities of $31.5 million during the six months ended June 30, 2004. During the six months ended June 30, 2005 we made net repayments on outstanding debt of $27.0 million compared to net borrowings of debt of $31.8 million for the same period in 2004. During the six months ended June 30, 2005, the early repayment of outstanding debt under various note agreements resulted in an early extinguishment loss of $201.

Debt

Effective October 14, 2004, we entered into a $100.0 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the existing $100.0 million credit facility that was set to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on our lease adjusted leverage ratio. At June 30, 2005, the applicable margin was 0.00% for base rate loans and 1.00% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.00% and 0.20%, respectively, at June 30, 2005). The facility matures in October 2009.

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of June 30, 2005, we were in compliance with the revolving credit facility covenants.

Effective October 14, 2004, we also entered into an accounts receivable securitization. Under the securitization, we sell accounts receivable as part of a two-step process that provides funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables funds these purchases with money borrowed under a new credit facility with Three Pillars Funding, LLC. The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. We can borrow up to $100.0 million under the securitization facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility is reflected as a current liability because the term, subject to annual renewals, is 364 days.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature.

At June 30, 2005 we had $122.6 million of borrowings, of which $64.5 million was long-term, $10.0 million was current maturities and $48.0 million was the securitization facility. We also had approximately $42.2 million in unused letters of credit. At June 30, 2005 we had an aggregate of approximately $94.0 million of available borrowing remaining under our revolving credit facility and securitization. Current maturities include $372 in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the equipment manufacturer and us.

Equity

At June 30, 2005 we had stockholders’ equity of $231.7 million, long-term debt, net of current maturities, of $64.5 million and total debt of $122.6 million, resulting in a debt to total capitalization ratio of 34.7% compared to 53.0% at June 30, 2004.

In July 2005, the Board of Directors authorized us to repurchase up to $15 million of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. We are currently permitted to repurchase approximately $4.3 million of our Class A common stock under our revolving credit facility, and we are seeking approval from the lending group on the facility of the remaining amount authorized by the Board of Directors. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. During the second quarter of 2005, we repurchased 145,000 shares for approximately $1.7 million.

In June 2005, the Company issued 10,000 shares of restricted stock to certain employees. The market value of these shares on the date of issuance was $11.15. This amount is being amortized using the straight-line method over the five-year vesting period from the date of issuance as additional compensation expense. The unamortized value of $113 is included as a component of stockholders’ equity.

Equity Investment

In December 2004, we acquired a 49.0% interest in Arnold Transportation Services, Inc. (“Arnold”) and its affiliated companies for $6.2 million in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast and Northeast. Certain members of Arnold’s current management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of Arnold’s debt and have no obligation to provide funding, services or assets. Under the agreement with Arnold’s management, we have a three-year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return. During the quarter ended June 30, 2005, we issued a loan to TTMS in the amount of $2.0 million that was subsequently repaid in the same period.

During the second quarter of 2005, we completed the acquisition of a 49.0% interest in Total Transportation of Mississippi and affiliated companies (“TTMS”). Certain members of the TTMS management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of TTMS’ debt and have no obligation to provide funding, services or assets. Under the agreement with the TTMS management team, we have a three-year option to acquire 100% of TTMS by purchasing management’s interest at a specified price plus an agreed upon annual return. We have accounted for TTMS’ operating results using the equity method of accounting. During the quarter ended June 30, 2005, we issued a loan to TTMS in the amount of $2.2 million that was subsequently repaid in the same period.

Off Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements and the tax advantages of leasing versus owning. At June 30, 2005 a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from April 2005 to January 2012. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $19.9 million for the three months ended June 30, 2005. The remaining lease obligation as of June 30, 2005 was $178.5 million, with $72.0 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $46.6 million at June 30, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table presents our outstanding contractual obligations at June 30, 2005 excluding letters of credit of $42.2 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Securitization Facility(1)	$48,000	$48,000	$—	$—	$—
Long-Term Debt, Including Interest (1)	86,827	12,330	21,830	26,280	26,387
Capital Leases, Including Interest (1)	3,502	1,831	1,671	—	—
Operating Leases - Revenue Equipment (2)	154,698	61,817	70,395	18,919	3,567
Operating Leases - Other (3)	23,826	10,216	10,823	2,733	54
Purchase Obligations (4)	395,612	150,646	244,966	—	—
Total Contractual Cash Obligations	$712,465	$284,840	$349,685	$47,932	$30,008

(1)     Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at June 30, 2005. The credit facility does not require scheduled principal payments. Approximately 40.3% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at June 30, 2005 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 8, “ Long-Term Debt” and footnote 9, “ Accounts Receivable Securitization”, in the accompanying consolidated financial statements for further information.

(2)     Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, “Accounting for Leases”. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 2. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” and footnote 10, "Leases" in the accompanying consolidated financial statements for further information.

(3)     Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. The amounts included are consistent with disclosures required under SFAS No. 13. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)     Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities. The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. The purchase obligations with respect to improvement of facilities and computer software are non-cancelable. Refer to footnote 5, “ Commitments and Contingencies”, in the accompanying consolidated financial statements for disclosure of our purchase commitments.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 9% of consolidated revenues for the six months ended June 30, 2005 is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

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

Effective January 1, 2002 we adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As required by the provisions of SFAS 142, we test goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in 2004, 2003 and 2002.

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

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, such as our floorcovering operation, and in regions of the country where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts. We also are affected by increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance costs, and the rising costs of healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

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

Our strategy for increasing our revenue and profitability includes continuing to allocate more of our resources to our dedicated and expedited intermodal rail strategic business units, improving the profitability of all of our strategic business units through yield management and cost control efforts. We may experience difficulties and higher than expected expenses in reallocating our assets and developing new business. If we are unable to continue to grow and improve the profitability of our business units, our growth prospects, results of operations, and financial condition will be adversely affected.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”)”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The provisions of the Statement were to be applied in the first interim or annual period beginning after June 15, 2005. On April 15, 2005 the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123R. In accordance with this new implementation process, we are required to adopt SFAS 123R no later than January 1, 2006.

As permitted by SFAS 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income (loss) and earnings (loss) per share in Note 4 to our Consolidated Financial Statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were not material to our consolidated financial position or results of operations.

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

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At June 30, 2005 we had borrowings totaling $122.6 million comprised of $49.4 million of variable rate borrowings and $73.2 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a material impact on our statements of operations.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

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

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2005 – April 30, 2005	0	N/A	0	$5,956,167
May 1, 2005 – May 25, 2005	145,000	$11.918	145,000	$0
June 1, 2005 – June 30, 2005	0	N/A	0	$0
Total	145,000	$11.918	145,000	$0

(1)

We announced a stock repurchase program on May 24, 2004, which expired on May 25, 2005. Under that plan, our Board of Directors authorized us to repurchase up to $10 million of our Class A common stock on the open market or in privately negotiated transactions. In July 2005 our Board of Directors authorized us to repurchase up to $15 million of its Class A common stock on the open market or in privately negotiated transactions. Such shares and the associated dollar values are not included in this table. We are currently permitted to repurchase approximately $4.3 million of our Class A common stock under our revolving credit facility, and we are seeking approval from the lending group on the facility of the remaining amount authorized by our Board of Directors.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of U.S. Xpress Enterprises, Inc. was held on May 5, 2005, for the purpose of electing five directors for one-year terms. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management's nominees. Each of management's nominees for director as listed in the Proxy Statement was elected.

The voting tabulation on the election of directors was as follows:

	Shares Voted "FOR"	Shares Voted "WITHHOLD"	Shares Voted "ABSTAIN"
Patrick E. Quinn	13,791,483	3,926,102	0
Max L. Fuller	13,791,483	3,926,102	0
James E. Hall	17,444,399	273,186	0
John W. Murrey, III	17,371,230	346,355	0
Robert J. Sudderth, Jr.	17,444,323	273,262	0

Item 6.	Exhibits

(a)	Exhibits
(1)	3.1	Restated Articles of Incorporation of the Company.

(2)	3.2	Restated Bylaws of the Company.

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.
(2)	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 and incorporated herein by reference.

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn.

	10.38	Asset purchase agreement dated May 27, 2005 by and among Forward Air, Inc., Xpress Global Systems, Inc., U.S. Xpress Enterprises, Inc., and certain persons set forth therein.

	10.39

First Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company and Fleet National Bank, LaSalle Bank, National Association, Bank Banking and Trust Company, national City Bank and Regions Financial Corporation as Lenders, and SunTrust Bank as Lender and Administrative Agent for the Lenders.

	10.40	Waiver and Consent by and between the Company and SunTrust Bank, as Administrative Agent for the Lenders.

	10.41

Omnibus Amendment No. 1 among Xpress Receivables, LLC as Borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc. as Servicers, Three Pillars Funding LLC as Lender and SunTrust Capital Markets, Inc. as agent and administrator for Lender.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form S-1 dated May 20, 1994 (SEC File No. 33-79208)
(2)	Incorporated by reference from Form 10-Q on November 9, 2004 (SEC Commission File No. 0-24806)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: August 9, 2005	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer

