Form 10-Q/A
period 2005-06-30
US XPRESS ENTERPRISES INC
filed 2005-08-10
CIK 923571

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of U.S. Xpress Enterprises, Inc. (the “Company”) for the quarter year ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 (the “Original Report”), is being filed solely to (i) include exhibits omitted due to technical difficulties that arose in the process of converting the Original Report to an electronic format suitable for filing on the Commission’s EDGAR system.

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

	10.41	Waiver and Consent by and between the Company and SunTrust Bank, as Administrative Agent for the Lenders.

	31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Registration Statement on Form S-1 dated May 20, 1994 (SEC File No. 33-79208)
(2)	Incorporated by reference from Form 10-Q on November 9, 2004 (SEC Commission File No. 0-24806)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: August 9, 2005	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer

