Form 10-Q
period 2005-09-30
US XPRESS ENTERPRISES INC
filed 2005-11-10
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	Commission file number
September 30, 2005	0-24806

(Exact name of registrant as specified in its charter)

NEVADA	62-1378182
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4080 JENKINS ROAD	(423) 510-3000
CHATTANOOGA, TENNESSEE 37421	(Registrant’s telephone number,
(Address of principal executive offices)	including area code)

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

Yes[ X ]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]     No [ X ]

As of November 4, 2005, 12,331,676 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenue:
Revenue, before fuel surcharge	$262,623	$272,002	$763,605	$754,765
Fuel surcharge	34,617	16,373	82,663	38,575
Total operating revenue	297,240	288,375	846,268	793,340

Operating Expenses:
Salaries, wages and benefits	100,756	96,434	295,928	269,405
Fuel and fuel taxes	60,680	43,735	161,790	120,802
Vehicle rents	17,140	17,079	51,608	53,033
Depreciation and amortization, net of gain on sale	12,203	12,119	35,106	34,269
Purchased transportation	49,041	55,718	147,130	147,142
Operating expense and supplies	18,524	19,239	57,048	53,119
Insurance premiums and claims	12,756	14,129	34,329	39,429
Operating taxes and licenses	3,614	3,476	10,348	10,455
Communications and utilities	2,600	2,768	8,203	8,691
General and other operating	10,625	11,254	33,492	30,817
Loss on sale and exit of business	—	—	2,787	—
Total operating expenses	287,939	275,951	837,769	767,162

Income from Operations	9,301	12,424	8,499	26,178

Interest Expense, net	1,883	2,465	5,496	7,021
Equity in income of affiliated companies	(557)	(110)	(1,808)	(235)
	1,326	2,355	3,688	6,786

Income Before Income Taxes	7,975	10,069	4,811	19,392

Income Tax Provision	3,976	4,631	2,457	8,918

Net Income	$3,999	$5,438	$2,354	$10,474

Earnings Per Share - basic	$0.25	$0.39	$0.15	$0.74
Weighted average shares - basic	15,908	14,056	16,117	14,062
Earnings Per Share - diluted	$0.25	$0.38	$0.14	$0.73
Weighted average shares - diluted	15,983	14,349	16,286	14,284

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands)

Assets	September 30, 2005	December 31, 2004
	(Unaudited)
Current Assets:
Cash and cash equivalents	$15,364	$66
Customer receivables, net of allowance	135,599	143,282
Other receivables	17,067	9,451
Prepaid insurance and licenses	9,117	13,680
Operating and installation supplies	3,918	5,359
Deferred income taxes	14,146	14,146
Other current assets	9,770	4,408
Total current assets	204,981	190,392

Property and Equipment, at cost:
Land and buildings	39,590	43,955
Revenue and service equipment	301,852	311,404
Furniture and equipment	30,635	28,000
Leasehold improvements	29,574	24,606
Computer Software	29,141	23,769
	430,792	431,734
Less accumulated depreciation and amortization	(150,405)	(156,121)
Net property and equipment	280,387	275,613

Other Assets:
Goodwill, net	72,143	74,196
Other	25,012	19,966
Total other assets	97,155	94,162

Total Assets	$582,523	$560,167

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Share Data)

Liabilities and Stockholders' Equity	September 30, 2005	December 31, 2004
	(Unaudited)
Current Liabilities:
Accounts payable	$29,905	$25,636
Book overdraft	6,235	11,246
Accrued wages and benefits	15,088	13,167
Claims and insurance accruals	57,362	53,450
Other accrued liabilities	3,894	3,949
Securitization facility	80,300	35,000
Current maturities of long-term debt	12,653	13,482
Total current liabilities	205,437	155,930

Long-Term Debt, net of current maturities	77,893	101,084

Deferred Income Taxes	70,193	68,965

Other Long-Term Liabilities	3,379	804

Stockholders' Equity:

Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 15,851,465 and 15,742,812
shares issued at September 30, 2005 and December 31, 2004, respectively	159	157
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at September 30, 2005 and December 31, 2004	30	30
Additional paid-in capital	159,408	157,552
Retained earnings	103,191	100,837
Treasury Stock Class A, at cost (3,501,275 and 2,594,389 shares at
September 30, 2005 and December 31, 2004, respectively)	(37,051)	(25,137)
Notes receivable from stockholders	(17)	(47)
Unamortized compensation on restricted stock	(99)	(8)
Total stockholders' equity	225,621	233,384
Total Liabilities and Stockholders' Equity	$582,523	$560,167

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash Flows from Operating Activities:
Net Income	$2,354	$10,474
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	1,228	4,459
Tax benefit realized from stock options	704	—
Provision for losses on receivables	1,967	720
Depreciation and amortization	37,519	34,472
Amortization of restricted stock	21	12
Gain on sale of equipment	(2,413)	(203)
Loss on sale and exit of business	2,787	—
Equity in income of affiliated companies	(1,808)	(235)
Change in operating assets and liabilities:
Receivables	(3,974)	(40,140)
Prepaid insurance and licenses	4,563	(839)
Operating and installation supplies	1,421	(77)
Other assets	(6,035)	(1,198)
Accounts payable and other accrued liabilities	4,013	20,350
Accrued wages and benefits	1,521	3,975
Net cash provided by operating activities	43,868	31,770
Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(83,308)	(65,115)
Proceeds from sales of property and equipment	40,883	13,415
Repayment of notes receivable from stockholders	30	13
Investments in affiliate companies	(3,975)	—
Acquisition of business	(327)	(725)
Proceeds from exit of airport-to-airport	12,750	—
Net cash used in investing activities	(33,947)	(52,412)
Cash Flows from Financing Activities:
Borrowings under securitization, net of payments	45,300	5,450
Borrowings under long-term debt	26,575	58,833
Payments of long-term debt	(50,595)	(45,851)
Additions to deferred financing costs	—	130
Book overdraft	(5,010)	2,124
Purchase of Class A Common Stock	(11,914)	(654)
Proceeds from issuance of common stock	55	161
Proceeds from exercise of stock options	966	382
Net cash provided by financing activities	5,377	20,575
Net Increase in Cash and Cash Equivalents	15,298	(67)
Cash and Cash Equivalents, beginning of period	66	168
Cash and Cash Equivalents, end of period	15,364	101
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$4,564	$6,991
Cash paid during the period for income taxes	$577	$695
Conversion of operating leases to equipment installment notes	$—	$15,387

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

Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Income	$3,999	$5,438	$2,354	$10,474
Denominator:
Weighted average common shares outstanding	15,908	14,056	16,117	14,062
Equivalent shares issuable upon exercise of stock options and conversion of unvested restricted stock	75	293	169	222
Diluted shares	15,983	14,349	16,286	14,284
Earnings per share:
Basic	$.25	$.39	$.15	$.74
Diluted	$.25	$.38	$.14	$.73

4. Stock-Based Compensation

The Company applies the intrinsic value based method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. No stock-based compensation cost is reflected in net income, as all options granted under the plans have a grant price equal to the fair market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005 and 2004 as indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net Income, as reported	$3,999	$5,438	$2,354	$10,474
Stock-based employee compensation net of tax	(150)	(172)	(499)	(436)
Pro forma net income	$3,849	$5,266	$1,855	$10,038
Earnings per share, basic, as reported	$.25	$.39	$.15	$.74
Earnings per share, basic, pro forma	$.24	$.37	$.12	$.71
Earnings per share, diluted, as reported	$.25	$.38	$.14	$.73
Earnings per share, diluted, pro forma	$.24	$.37	$.11	$.70

In June 2005, the Company issued 10,000 shares of restricted stock. The market value of these shares on the date of issuance was $11.15. This amount is being amortized using the straight-line method over the three-year vesting period from the date of issuance as additional compensation expense. The unamortized value of $99 is included as a component of stockholders’ equity.

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a material adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $42.2 million outstanding at September 30, 2005. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company currently has commitments outstanding to acquire revenue equipment for approximately $92,718 in 2005, $242,371 in 2006, and $78,117 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations. In addition, the Company had commitments of $8,215 as of September 30, 2005 under contracts relating to development and improvement of facilities, which are non-cancelable. These developments are expected to be complete in the first quarter of 2006.

6. Equity Investments

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

During the second quarter of 2005, we completed the acquisition of a 49.0% interest in Total Transportation of Mississippi and affiliated companies (“TTMS”). Certain members of the TTMS management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of TTMS’ debt and have no obligation to provide funding, services or assets. Under the agreement with the TTMS management team, we have an option to acquire 100% of TTMS by purchasing management’s interest at a specified price plus an agreed upon annual return. This option expires in the second quarter of 2010.

We have accounted for these investments in affiliated companies using the equity method of accounting. As we have accounted for these investments using the equity method of accounting, our financial results include our proportionate share of income (loss) resulting from our investments. See Arnold’s and TTMS’ combined summarized financial information below subsequent to the Company’s respective investments.

	For Three Months Ended	For Nine Months Ended	For Period Ended
	September 30,	September 30	December 31,
	2005	2005	2004
Current Assets	$48,628	$48,628	$34,073
Non-current Assets	128,263	128,263	86,156
Current Liabilities	47,718	47,718	50,397
Non-current Liabilities	119,754	119,754	67,414
Total Equity	9,419	9,419	2,418
Revenue	75,309	197,115	12,848
Operating Expenses	71,564	186,413	12,623
Operating Income	3,745	10,702	225
Net Income (Loss)	1,081	3,907	(90)

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

	U.S. Xpress	Xpress Global Systems	Consolidated
	(Dollars in Thousands)
Three Months Ended September 30, 2005
Revenue - external customers	$273,171	$24,069	$297,240
Intersegment revenue	2,593	—	2,593
Operating income (loss)	11,509	(2,208)	9,301
Total assets	551,358	31,165	582,523
Three Months Ended September 30, 2004
Revenue - external customers	$246,898	$41,477	$288,375
Intersegment revenue	3,420	—	3,420
Operating income (loss)	13,603	(1,179)	12,424
Total assets	468,063	48,311	516,374
Nine Months Ended September 30, 2005
Revenue - external customers	$743,341	$102,927	$846,268
Intersegment revenue	18,017	—	18,017
Operating income (loss)	19,799	(11,300)(1)	8,499
Total assets	551,358	31,165	582,523
Nine Months Ended September 30, 2004
Revenue - external customers	$677,377	$115,963	$793,340
Intersegment revenue	16,814	—	16,814
Operating income (loss)	26,741	(563)	26,178
Total assets	468,063	48,311	516,374

(1) Includes the one-time pre-tax charge of $2.8 million related to the loss on sale and exit of the airport-to-airport business. See Footnote 11, “ Loss on Sale and Exit of Business”.

The difference in consolidated operating income, as shown above, and consolidated income before income tax provision on the consolidated statements of operations consists of net interest expense of $1,883 and $2,465 and equity in income of affiliated companies of $557 and $110 for the three months ended September 30, 2005 and 2004, respectively, and net interest expense of $5,496 and $7,021 and equity in income of affiliated companies of $1,808 and $235 for the nine months ended September 30, 2005 and 2004, respectively.

8. Long-Term Debt

Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004
Obligation under line of credit with a group of banks, maturing October 2009	$350	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.46% and 5.29% at September 30, 2005 and December 31, 2004, respectively, due in monthly installments with final maturities at various dates to July 2011, secured by related revenue equipment	77,045	89,618
Mortgage note payable, interest rate of 6.73% at September 30, 2005 and December 31, 2004, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	8,191	8,421
Mortgage note payable, interest rate of 5.88% at December 31, 2004	—	12,466
Capital lease obligations maturing at various dates to November 2007	2,865	3,922
Other	2,095	139
	90,546	114,566
Less: current maturities of long-term debt	(12,653)	(13,482)
	$77,893	$101,084

On October 14, 2004, the Company entered into a $100,000 senior secured revolving credit facility with a group of banks, which replaced the prior $100,000 credit facility that was scheduled to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company’s lease adjusted leverage ratio. At September 30, 2005 the applicable margin was 0.00% for base rate loans and 1.0% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.00% and 0.20%, respectively, at September 30, 2005). The facility matures in October 2009. At September 30, 2005, $42,200 in letters of credit were outstanding under the credit facility with $57,400 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, subject to certain exceptions, as defined, to engage in sale-lease back transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of September 30, 2005, the Company was in compliance with the credit facility covenants.

9. Accounts Receivable Securitization

The Company is party to a $100,000 accounts receivable securitization facility (the “Securitization Facility”). On a revolving basis, the Company sells accounts receivable as part of a two-step securitization transaction that provides the Company with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary of the Company. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility through Three Pillars Funding, LLC.

The borrowings are secured by the accounts receivable and paid down through collections of the accounts receivable. The Company can borrow up to $100,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because the term, subject to annual renewals, is October 12, 2006. As of September 30, 2005, the Company’s borrowings under the Securitization Facility were $80,300 with $16,200 available to borrow.

The Securitization Facility requires certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of September 30, 2005, the Company was in compliance with the Securitization Facility covenants.

10. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term, non-cancelable operating lease agreements expiring at various dates through July 2012. Revenue equipment lease terms are generally 3-4 years for tractors and 5-7 years for trailers. The lease terms are substantially less than the economic lives of the equipment. A substantial number of equipment leases provide for guarantees by the Company of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $36,933 at September 30, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the Company and the equipment manufacturer. In accordance with the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” management estimates the fair values of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, the Company has not accrued any liabilities related to the guaranteed residual values in the accompanying consolidated balance sheets.

The Company is party to leases for buildings, forklifts, automobiles, computer equipment and airplanes which range in terms from 1-13 years. These leases are classified as operating leases.

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

The following table is a summary of components related to the sale and exit of the airport-to-airport business and the remaining amounts included in the Company’s consolidated balance sheet in other accrued liabilities and other long-term liabilities as of September 30, 2005.

	June 30, 2005	2005 Reserve	2005	September 30, 2005
	Reserve	Additions	Payment	Reserve
Severance	$287	$15	$(302)	$—
Future lease commitments	4,894	(15)	(1,431)	3,448
Other related exit costs	542	—	(346)	196
Minimum contractual amounts	1,858	—	(93)	1,765
	$7,581	$—	$(2,172)	$5,409

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

In July 2005, the FASB issued an exposure draft, Accounting for Uncertain Tax Positions, an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB proposes that only tax positions that meet the probable recognition threshold may be recognized as of the end of the first fiscal year ending after December 15, 2005. Management is currently evaluating the exposure draft and does not anticipate that it will have a material impact on the Company’s consolidated financial condition or results of operations.

13. Reclassifications

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

14. Subsequent Events

On October 25, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding stock options previously granted under the Company's 2002 Stock Incentive Plan (the "2002 Plan"). The decision accelerates the vesting of all unvested options granted under the 2002 Plan before October 25, 2005, except options held by non-employee directors of the Company and certain recently hired employees. The closing price of the Company's stock on October 25, 2005 was $11.60. The decision to accelerate the vesting of the affected options was based upon a recommendation of the Compensation Committee of the Company's Board of Directors, which committee consists entirely of independent, non-employee directors. These actions were taken in accordance with the applicable provisions of the 2002 Plan, and the Company believes the decision to be in the best interest of the Company and its stockholders.

As a result of the acceleration, unvested options to purchase 231,440 shares of the Company's Class A Common Stock, which otherwise would have vested from time to time over the next sixteen months, became fully vested and immediately exercisable. The affected stock options have exercise prices ranging from $11.50 to $13.90 per share, and a weighted average exercise price of $13.04. The affected options include options to purchase124,802 shares of the Company's Class A Common Stock held by the Company's executive officers, having a weighted average exercise price of $13.23. This acceleration is effective as of October 25, 2005.

The Company's decision to accelerate the vesting of affected employee stock options was primarily to eliminate or reduce the compensation expense relating to such options that the Company would otherwise be expected to record in its statements of operations for future periods upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statements of operations, rather than as a footnote disclosure in consolidated financial statements.

Subsequent to September 30, 2005, and in accordance with the July 2005 Board approved stock repurchase authorization, the Company repurchased 31,100 shares of its Class A common stock. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or general corporate purposes, as the Board may approve.

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

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.1 billion in 2004 from $215.4 million in 1994, a compounded annual growth rate of 17.8%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and more recently, through the development and expansion of additional strategic business units. Our operating revenue increased 3.1% to $297.2 million in the third quarter of 2005 from $288.4 million in the third quarter of 2004. We experienced net income of $4.0 million in the 2005 quarter compared with net income of $5.4 million in the 2004 quarter.

Our Truckload Segment

Our truckload segment, U.S. Xpress, which comprised approximately 92% of our total operating revenue in the third quarter of 2005, includes the following four strategic business units, each of which is significant in its market.

•Dedicated

Our approximately 1,570 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

•Regional and Solo Over-the- Road

Our approximately 2,700 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest and West, in addition to providing nationwide coverage.

•Expedited intermodal rail

Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs.

•Expedited team

Our approximately 820 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

Over the past few years we have been reallocating our truckload assets to business units that we expect to be more profitable. This has resulted in significant growth in the percentage of our revenue contributed by dedicated and expedited intermodal rail services and a decrease in the percentage of our revenue contributed by our regional and solo over-the-road service. We believe the execution of this strategy has been a primary contributor to the improvements in our profitability in our truckload operations since 2002. In addition, the asset reallocation has affected the comparability of certain operating measures. For example, we are generating higher average revenue per loaded mile, excluding fuel surcharge, offset by an increase in non-revenue miles and a decrease in miles per tractor. In general, shorter hauls pay higher rates per mile but generate fewer miles per unit and involve a greater percentage of non-revenue miles for re-positioning the tractor for the next load. Also, our purchased transportation expense has remained essentially constant, despite the growth of our expedited intermodal rail service, which involves the pass-through of a portion of our freight revenue to the rail service provider as there has been a significant decrease in the average number of owner-operators in our truckload segment. Our operating measures may continue to change as we continue to execute our strategy.

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 8% of our total operating revenue in the third quarter of 2005, offers transportation, warehousing, and distribution services to the floorcovering industry. During the third quarter of 2005, our Xpress Global Systems segment experienced an operating loss of $2.2 million.

Revenue and Expenses

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services and a per pound and a per square yard basis for our transportation services provided by Xpress Global Systems. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.64 during the third quarter of 2005 from $1.52 in the third quarter of 2004. Average revenue per tractor per week, before fuel surcharge revenue, increased to $3,168 during the third quarter of 2005 from $3,056 in the third quarter of 2004.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which include compensating independent contractors and providers of expedited intermodal rail services. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are acquisition and financing costs, including depreciation of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel.

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 96.5% in the third quarter of 2005, compared to 95.4% in the third quarter of 2004.

Revenue Equipment

At September 30, 2005 we had a truckload fleet of 5,182 tractors, which included 524 owner-operator tractors. We also operated 14,198 trailers in our truckload fleet and approximately 320 tractors dedicated to local and drayage services.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	38.4	35.5	38.7	35.7
Fuel and fuel taxes	9.9	10.1	10.3	10.9
Vehicle rents	6.5	6.3	6.7	7.0
Depreciation and amortization, net of gain on sale	4.6	4.5	4.6	4.5
Purchased transportation	18.7	20.5	19.3	19.5
Operating expense and supplies	7.1	7.1	7.5	7.0
Insurance premiums and claims	4.9	5.2	4.5	5.2
Operating taxes and licenses	1.4	1.3	1.4	1.4
Communications and utilities	1.0	1.0	1.1	1.2
General and other operating	4.0	3.9	4.4	4.1
Loss on sale and exit of business	0.0	0.0	0.4	0.0
Total operating expenses	96.5	95.4	98.9	96.5

Income from Operations	3.5	4.6	1.1	3.5

Interest expense, net	0.7	0.9	0.7	0.9
Equity in income of affiliated companies	(0.2)	(0.0)	(0.2)	(0.0)
	0.5	0.9	0.5	0.9

Income before income taxes	3.0	3.7	0.6	2.6

Income tax provision	1.5	1.7	0.3	1.2

Net Income	1.5%	2.0%	0.3%	1.4%

Comparison of the Three Months Ended September 30, 2005 to the Three Months Ended September 30, 2004

Total operating revenue increased 3.1%, to $297.2 million during the three months ended September 30, 2005 compared to $288.4 million during the same period in 2004. The increase resulted primarily from higher fuel surcharges.

Revenue, before fuel surcharge, decreased 3.5%, to $262.6 million during the three months ended September 30, 2005 compared to $272.0 million during the same period in 2004. U.S. Xpress revenue, before fuel surcharge, increased to $241.1 million during the three months ended September 30, 2005, compared to $233.9 million during the same period in 2004, due primarily to an increase of 8.2% in average revenue per loaded mile to $1.641 from $1.516 and an increase in expedited rail revenue. These gains were partially offset by a 4.5% decline in average tractors and a 4% reduction in revenue miles per tractor. Xpress Global Systems’ revenue decreased 42.0%, to $24.1 million during the three months ended September 30, 2005 compared to $41.5 million during the same period in 2004, due primarily to the sale and exit from the airport-to-airport business in the second quarter of 2005. Within Xpress Global Systems, floorcovering revenue decreased to $24.1 million for the three months ended September 30, 2005, compared to $25.8 million for the three months ended September 30, 2004. Intersegment revenue decreased to $2.6 million during the three months ended September 30, 2005, compared to $3.4 million during the same period in 2004.

Salaries, wages and benefits increased 4.6%, to $100.8 million during the three months ended September 30, 2005 compared to $96.4 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits increased to 38.4% during the three months ended September 30, 2005 compared to 35.4% during the same period in 2004. The increases were primarily due to driver pay increases in the fourth quarter of 2004, an increase in the number of local drivers necessary to support our expedited intermodal rail program, an increase in health insurance costs and workers’ compensation claims, offset by decreases in non-driver personnel associated with the sale and exit of the airport-to-airport business.

Fuel and fuel taxes, net of fuel surcharge, decreased 4.7% to $26.1 million during the three months ended September 30, 2005 compared to $27.4 million during the same period in 2004. The increase in the average fuel price per gallon of approximately 40%, combined with the lower fuel efficiency of the new EPA-compliant engines was offset by an increase in customer fuel surcharges, increased use of expedited intermodal rail for certain medium-to-long haul truckload freight and a decline in company miles. Our exposure to increases in fuel prices in our truckload operations is mitigated to an extent by fuel surcharges to customers, which amounted to $34.6 million and $16.4 million for the three months ended September 30, 2005 and 2004, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, declined to 9.9% during the three months ended September 30, 2005 compared to 10.1% during the same period in 2004. As both the average number of tractors and revenue miles per tractor have declined for the three months ended September 30, 2005 as compared to the same period in 2004, this has led to a higher net fuel cost per total mile for the period ended September 30, 2005.

Vehicle rents remained essentially constant at $17.1 million during the three months ended September 30, 2005 and 2004. This remained essentially constant as the average number of tractors financed under operating leases for the three months ended September 30, 2005 decreased to 3,362 as compared to 3,478 during the same period in 2004 offset by the increase in the average number of trailers financed under operating leases to 8,575 from 8,091 for the same periods.

Depreciation and amortization remained essentially constant at $12.2 million during the three months ended September 30, 2005 compared to $12.1 million during the same period in 2004. Gains realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization excluding gains increased to $13.0 million for the three months ended September 30, 2005 compared to $12.2 million for the same period in 2004. This increase is primarily due to the increase in average number of owned tractors offset by a decrease in the average number of owned trailers.

Purchased transportation decreased 12.0%, to $49.0 million during the three months ended September 30, 2005 compared to $55.7 million during the same period in 2004 primarily due to the sale and exit of the airport-to-airport business. Also, owner-operators in the truckload segment decreased to 10.9% of the total fleet as of September 30, 2005, compared to 14.7% for the same period in 2004. This decrease was partially offset by the increase of rail costs.

Operating expenses and supplies decreased 3.6%, to $18.5 million during the three months ended September 30, 2005 compared to $19.2 million during the same period in 2004. This is primarily the result of the elimination of certain operating expenses related to the airport-to-airport business.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, decreased 9.2%, to $12.8 million during the three months ended September 30, 2005 compared to $14.1 million during the same period in 2004. The decrease was primarily due to a decrease in liability premiums and claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.9% during the three months ended September 30, 2005 compared to 5.2% during the same period in 2004, primarily due to the decrease in liability premiums and claims expense and the increase in average revenue per tractor per week. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of September 30, 2005 the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense decreased $0.6 million, or 24.0%, to $1.9 million during the three months ended September 30, 2005 compared to $2.5 million during the same period in 2004. The decrease was due primarily to decreased average borrowings for the three months ended September 30, 2005 to $153.8 million, as compared to $185.5 million for the three months ended September 30, 2004, in addition to a lower weighted average interest rate.

Equity in income of affiliated companies increased to $557 for the three months ended September 30, 2005 compared to $110 for the same period in 2004. The increase reflects the results of equity investments in Arnold Transportation Services, Inc. completed in December 2004 and Total Transportation of Mississippi and affiliated companies in April 2005.

The effective tax rate was 50% for the three months ended September 30, 2005. The rate was higher than the federal statutory rate of 35%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes.

Comparison of the Nine Months Ended September 30, 2005 to the Nine Months Ended September 30, 2004

Total operating revenue increased 6.7%, to $846.3 million during the nine months ended September 30, 2005 compared to $793.3 million during the same period in 2004. The increase resulted primarily from higher rates and fuel surcharges.

Revenue, before fuel surcharge, increased 1.2%, to $763.6 million during the nine months ended September 30, 2005 compared to $754.8 million during the same period in 2004. U.S. Xpress revenue, before fuel surcharge, increased 3.5%, to $678.7 million during the nine months ended September 30, 2005 compared to $655.6 million during the same period in 2004, due primarily to an increase of 8.0% in average revenue per loaded mile to $1.547 from $1.433 and an increase in expedited rail revenue. These gains were partially offset by a 7.3% decline in average tractors and a 2.5% reduction in revenue miles per tractor. Xpress Global Systems’ revenue decreased 11.2%, to $102.9 million during the nine months ended September 30, 2005 compared to $116.0 million during the same period in 2004. Within Xpress Global Systems, floorcovering revenue increased 2.3%, to $76.2 million. Airport-to-airport revenue decreased $14.8 million for the nine months ended September 30, 2005 as no revenues have been reported since the sale and exit of the airport-to-airport business during the second quarter of 2005. Intersegment revenue increased to $18.0 million during the nine months ended September 30, 2005 compared to $16.8 million during the same period in 2004.

Salaries, wages and benefits increased 9.8%, to $295.9 million during the nine months ended September 30, 2005 compared to $269.4 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits increased to 38.7% during the nine months ended September 30, 2005 compared to 35.7% during the same period in 2004. The increases were primarily due to driver pay increases in the fourth quarter of 2004, an increase in the number of local drivers necessary to support our expedited intermodal rail program, and an increase in health insurance costs.

Fuel and fuel taxes, net of fuel surcharge, decreased 3.8% to 79.1 million during the nine months ended September 30, 2005 compared to $82.2 million during the same period in 2004. The increase in the average fuel price per gallon of approximately 35%, combined with the lower fuel efficiency of the new EPA-compliant engines was offset by an increase in customer fuel surcharges, increased use of expedited intermodal rail for certain medium-to-long haul truckload freight and a slight decline in company miles. Our exposure to increases in fuel prices in our truckload operations is mitigated to an extent by fuel surcharges to customers, which amounted to $82.7 million and $38.6 million for the nine months ended September 30, 2005 and 2004, respectively. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge declined to 10.4% during the nine months ended September 30, 2005 compared to 10.9% during the same period in 2004. As both the average number of tractors and revenue miles per tractor have declined for the nine months ended September 30, 2005 as compared to the same period in 2004, this has led to a higher net fuel cost per total mile for the period ended September 30, 2005.

Vehicle rents decreased 2.6%, to $51.6 million during the nine months ended September 30, 2005 compared to $53.0 million during the same period in 2004. As a percentage of revenue, before fuel surcharge, vehicle rents were 6.7% during the nine months ended September 30, 2005 compared to 7.0% during the same period in 2004. The decrease was primarily due to a decrease in the average number of tractors financed under operating leases to 3,390 compared to 3,496 during the nine months ended September 30, 2005 and 2004, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,527 compared to 8,096 during the nine months ended September 30, 2005 and 2004, respectively, due to the expansion of our trailer fleet necessary to support the expedited intermodal rail program.

Depreciation and amortization increased 2.3%, to $35.1 million during the nine months ended September 30, 2005 compared to $34.3 million during the same period in 2004. Gains realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains, increased to $37.5 million for the nine months ended September 30, 2005, compared to $34.5 million for the same period in 2004. This increase is primarily due to the increase in average number of owned tractors and increased amortization related to computer hardware and software.

Purchased transportation remained essentially constant at $147.1 million during the nine months ended September 30, 2005 and 2004 primarily due to the increased use of expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight and an owner-operator pay increase of approximately 4.0% initiated in February 2004. This increase was partially offset by a decrease in the average number of owner-operators in the truckload segment during the nine months ended September 30, 2005 to 547, or 10.9% of the total fleet, compared to 824, or 15.2% of the total fleet, for the same period in 2004.

Operating expenses and supplies increased 7.3%, to $57.0 million during the nine months ended September 30, 2005 compared to $53.1 million during the same period in 2004, due in part to an increase in tractor and trailer maintenance expense. The increases in maintenance cost was related to the average age of our company tractor and trailer fleets increasing to 28 and 56 months, respectively, during the nine months ended September 30, 2005 compared to 27 and 51 months, respectively, during the same period in 2004. As a percentage of revenue, before fuel surcharges, operating expenses and supplies were 7.5% during the nine months ended September 30, 2005 compared to 7.0% during the same period in 2004. This is partially offset by certain expenses being eliminated with the sale and exit of the airport-to-airport business.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, decreased 12.9%, to $34.3 million during the nine months ended September 30, 2005 compared to $39.4 million during the same period in 2004. The decrease was primarily due to a decrease in liability premiums and claims expense offset to an extent by an increase in cargo claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.5% during the nine months ended September 30, 2005 compared to 5.2% during the same period in 2004, primarily due to the decrease in liability premiums and claims expense, offset by the increase in cargo claims expense. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of September 30, 2005 the retention level for cargo loss was $250,000 and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Loss on sale and exit of business of $2.8 million for the nine months ended September 30, 2005 related to the exit of the airport-to-airport business by Xpress Global Systems. Xpress Global Systems provided $15.6 million for costs related to the shutdown and received $12.8 million in cash. See Footnote 11, “ Loss on Sale and Exit of Business”.

Interest expense, decreased $1.5 million, or 21.4%, to $5.5 million during the nine months ended September 30, 2005 compared to $7.0 million during the same period in 2004. The decrease was due to decreased average borrowings for the nine months ended September 30, 2005 to $144.4 million as compared to $178.3 million for the nine months ended September 30, 2004, in addition to a lower weighted average interest rate.

Equity in income of affiliated companies increased to $1.8 million for the nine months ended September 30, 2005 compared to $235 for the same period in 2004. The increase reflects the results of equity investments in Arnold Transportation Services, Inc. completed in December 2004 and Total Transportation of Mississippi and affiliated companies in April 2005.

The effective tax rate was 51% for the nine months ended September 30, 2005. The rate was higher than the federal statutory rate of 35%, primarily as a result of per diems paid to drivers which were not fully deductible for federal income tax purposes.

Liquidity and Capital Resources

Our business requires significant capital investments. Our primary sources of liquidity at September 30, 2005 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Each of our revolving credit facility and our accounts receivable securitization facility has maximum available borrowings of $100.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months.

Cash Flows

Cash provided by operations was $43.9 million and $31.8 million during the nine months ended September 30, 2005 and 2004, respectively. The change was primarily due to an increase in accounts receivable and accounts payable from December 31, 2003 to September 30, 2004 as a result of increased operating revenues and purchased transportation. The increase in net cash provided by operating activities is partially offset by a decrease in earnings for the nine months ended September 30, 2005, as compared to the same period in 2004, from $10.5 to $2.4 million.

Cash used in investing activities was $33.9 million during the nine months ended September 30, 2005 compared to $52.4 million during the same period in 2004. The reduction in cash used in investing activities is primarily the result of $9.3 million in fewer net additions to property and equipment, in addition to proceeds of $12.8 million associated with the sale and exit of the airport-to-airport business.

Cash provided by financing activities was $5.4 million during the nine months ended September 30, 2005, compared to $20.6 million during the nine months ended September 30, 2004. The reduction in cash provided by financing activities is the result of an increase in cash provided by operating activities and fewer net additions to property and equipment for the nine months ended September 30, 2005 compared to the same period in 2004.

Debt

Effective October 14, 2004, we entered into a $100.0 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the existing $100.0 million credit facility that was set to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on our lease adjusted leverage ratio. At September 30, 2005, the applicable margin was 0.00% for base rate loans and 1.00% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.00% and 0.20%, respectively, at September 30, 2005). The facility matures in October 2009.

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of September 30, 2005, we were in compliance with the revolving credit facility covenants.

We are also party to a $100.0 million accounts receivable securitization. Under the securitization, we sell accounts receivable as part of a two-step process that provides funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables funds these purchases with money borrowed under a new credit facility with Three Pillars Funding, LLC. The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. We can borrow up to $100.0 million under the securitization facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility is reflected as a current liability because the term, subject to annual renewals, is October 12, 2006.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of September 30, 2005, we were in compliance with the securitization facility covenants.

At September 30, 2005 we had $170.8 million of borrowings, of which $77.9 million was long-term, $12.6 million was current maturities and $80.3 million was the securitization facility. We also had approximately $42.2 million in unused letters of credit. At September 30, 2005 we had an aggregate of approximately $73.6 million of available borrowing remaining under our revolving credit facility and securitization. Current maturities include $372 in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the equipment manufacturer and us.

Equity

At September 30, 2005 we had stockholders’ equity of $225.6 million, long-term debt, net of current maturities, of $77.9 million and total debt of $170.8 million, resulting in a debt to total capitalization ratio of 43.1% compared to 50.4% at September 30, 2004.

In July 2005, the Board of Directors authorized us to repurchase up to $15 million of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. We are currently permitted to repurchase approximately $4.8 million of our Class A common stock under our revolving credit facility. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. During the third quarter of 2005, we repurchased 761,886 shares for approximately $10.2 million.

In June 2005, the Company issued 10,000 shares of restricted stock to certain employees. The market value of these shares on the date of issuance was $11.15. This amount is being amortized using the straight-line method over the three-year vesting period from the date of issuance as additional compensation expense. The unamortized value of $99 is included as a component of stockholders’ equity.

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

Off Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements and the tax advantages of leasing versus owning. At September 30, 2005 a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from September 2006 to July 2012. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $58.6 million for the nine months ended September 30, 2005. The remaining lease obligation as of September 30, 2005 was $172.1 million, with $70.8 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $36.9 million at September 30, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table presents our outstanding contractual obligations at September 30, 2005 excluding letters of credit of $42.2 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Securitization Facility(1)	$80,300	$80,300	$—	$—	$—
Long-Term Debt, Including Interest (1)	104,549	16,560	29,240	37,871	20,878
Capital Leases, Including Interest (1)	3,274	1,844	1,430	—	—
Operating Leases - Revenue Equipment (2)	149,426	60,429	65,431	19,449	4,117
Operating Leases - Other (3)	22,641	10,389	10,190	2,016	46
Purchase Obligations (4)	421,421	100,933	320,488	—	—
Total Contractual Cash Obligations	$781,611	$270,455	$426,779	$59,336	$25,041

(1)     Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at September 30, 2005. The credit facility does not require scheduled principal payments. Approximately 47% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at September 30, 2005 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 8, “ Long-Term Debt” and footnote 9, “ Accounts Receivable Securitization”, in the accompanying consolidated financial statements for further information.

(2)     Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, “Accounting for Leases”. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 2. “ Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” and footnote 10, “ Leases” in the accompanying consolidated financial statements for further information.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 8% of consolidated revenues for the nine months ended September 30, 2005 is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

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

Goodwill

The excess of the consideration paid over the estimated fair value of identifiable net assets acquired has been recorded as goodwill.

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

We require large amounts of diesel fuel to operate our tractors, and diesel fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly, and prices and availability of all petroleum products are subject to economic, political, and other market factors beyond our control. Substantially all of our customer contracts contain fuel surcharge provisions to mitigate the effect of price increases over base amounts set in the contract. However, these arrangements do not fully protect us from fuel price increases and also may result in our not receiving the full benefit of any fuel price decreases. Our fuel surcharges to customers do not fully recover all fuel increases because engine idle time, out-of-route miles, and non-revenue miles are not generally billable to the customer. We currently do not have any fuel hedging contracts in place.

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

The Department of Transportation adopted revised hours-of-service regulations for drivers on August 25, 2005 that became effective on October 1, 2005. The revised regulations could reduce the potential or practical amount of time that drivers can spend driving, if we are unable to limit their other on-duty activities. These changes could adversely affect our profitability if shippers are unwilling to assist us in managing the drivers’ non-driving activities, such as loading, unloading, and waiting. If these changes reduce our miles per truck or increase our costs and these effects are not offset by higher rates or the collection of detention or other charges, our operating results could be materially and adversely affected.

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

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At September 30, 2005 we had borrowings totaling $170.8 million comprised of $80.7 million of variable rate borrowings and $90.2 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-

percentage point increase/decrease in interest rates would not have a material impact on our statements of operations.

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

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2005 – July 31, 2005				$15,000,000
August 1, 2005 – August 31, 2005	385,000	$13.49	385,000	$9,804,673
September 1, 2005 – September 30, 2005	376,886	$13.24	376,886	$4,814,049
Total	761,886	$13.37	761,886	$4,814,049

(1)

In July 2005 our Board of Directors authorized us to repurchase up to $15 million of our Class A common stock on the open market or in privately negotiated transactions. This authorization has been approved by the lending group on the facility for the same amount.

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

	10.42

Second Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank and Regions Financial Corporation as Lenders, and SunTrust Bank as Lender and Administrative Agent for the Lenders.

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

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: November 9, 2005	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer