Form 10-K
period 2005-12-31
US XPRESS ENTERPRISES INC
filed 2006-03-16
CIK 923571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24806

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	62-1378182 (I.R.S. Employer Identification No.)
4080 Jenkins Road
Chattanooga, Tennessee (Address of Principal Executive Offices)	37421 (Zip Code)

(423) 510-3000

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Class A Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.	Yes [ ] No[ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.[ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)	Yes [ ] No[ X ]

As of June 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $125,154,269 (based upon the $11.91 closing sale price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 6, 2006, the registrant had 12,257,367 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13 and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement mailed to stockholders for the 2006 annual meeting of stockholders to be held on May 2, 2006.

U.S. XPRESS ENTERPRISES, INC.

PART I

ITEM 1.	BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may be identified by their use of terms or phrases such as “expects,” “estimates,” “projects,” “believes,” “anticipates,” “intends,” and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in “Risk Factors” of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission. We disclaim any obligation to update or revise any forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking information.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries.

GENERAL

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Association, or ATA. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.2 billion in 2005 from $215.4 million in 1994, a compounded annual growth rate of 16.6%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and more recently, through the development and expansion of additional strategic business units. Our operating revenue increased 5.3% to $1.2 billion in 2005 from $1.1 billion in 2004. We experienced net income of $9.4 million in 2005 compared with net income of $16.4 million in 2004.

In 2005, our results of operations were negatively impacted by record high fuel prices, operating losses related to our airport-to-airport operations prior to the sale and exit of this business, lower than expected floorcovering revenues, and delays in achieving necessary customer rate increases in our Xpress Global Systems segment.

Our Truckload Segment

Our truckload segment, U.S. Xpress, which comprised approximately 89.0% of our total operating revenue in 2005, includes the following four strategic business units, each of which is significant in its market.

• Dedicated

Our approximately 1,570 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

• Regional and solo over-the-road

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

Our Xpress Global Systems Segment

Our Xpress Global Systems segment accounted for approximately 11.0% of our total operating revenue in 2005. Approximately 9.0% of our total revenue was attributed to the floorcovering division that offers transportation, warehousing, and distribution services for the floorcovering industry, and 2.0% was attributed to the airport-to-airport division, which we sold and exited in the second quarter of 2005. During the year ended December 31, 2005, our Xpress Global Systems segment experienced an operating loss of $13.5 million, which includes a $2.8 million charge for the sale and exit from the airport-to-airport business.

Please refer to Note 19 to our financial statements included under Item 8 of this Form 10-K for financial information regarding our operating segments.

Equity Investments

In January 2002, the Company acquired a 49% interest in C.W. Johnson Xpress, LLC, (“CW Johnson”) for $49 thousand in cash. The Company provides certain services to CW Johnson, including line-haul services, owner-operator services, and back-office support services. We account for CW Johnson’s operating results using the equity method of accounting.

In the fourth quarter of 2004, we acquired 49% of the outstanding stock of ATS Acquisition Holding Co. ("ATS"), the parent company of Arnold Transportation Services, Inc. (“Arnold”). In the second quarter of 2005, we acquired 49% of the outstanding stock of Transportation Investments Inc. ("TII"), the parent company of Total Transportation of Mississippi ("TTMS" or “Total Transportation”), and certain affiliated companies (together with TII, the "Total Companies"). Certain members of Arnold’s current management team controlled the remaining 51% interest as well as a majority of the board of directors of ATS, and certain members of the TTMS management team controlled the remaining 51% interest and a majority of the boards of directors of the Total Companies. We did not guarantee any of ATS' or the Total Companies' debt and did not have any obligation to provide funding, services, or assets. We accounted for ATS' and the Total Companies' operating results using the equity method of accounting.

On February 28, 2006, we increased our ownership interest in both ATS and the Total Companies for approximately $7.9 million in cash. In the transactions, we increased our holdings to 80% of the outstanding stock of ATS and the Total Companies through the purchase of stock owned by the current management teams of Arnold and TTMS. The Arnold and TTMS management teams continue to hold 20% of the outstanding stock of ATS and the Total Companies, respectively. In connection with these transactions, ATS and the Total Companies will become parties to and guarantors of our revolving credit facility. We have guaranteed approximately $20 million of ATS’ and the Total Companies’ debt under their respective credit facilities in order to obtain required consents from their lenders to permit ATS and the Total Companies to guarantee our revolving credit facility.

The Arnold management team, led by President and Chief Executive Officer Mike Walters, and the TTMS management team, led by Co-Chief Executive Officers Rick Kale and John Stomps, continue to manage their respective operations and utilize their existing facilities. In connection with increasing our investments in ATS and the Total Companies, we issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under our 2002 Stock Incentive Plan.  The restricted shares vest over time contingent upon continued employment.  We expect to record compensation expense in accordance with SFAS 123R in relation to these shares. Commencing March 1, 2006, we will account for ATS' and the Total Companies' operating results on a consolidated basis.

In the transactions, we also obtained the right to elect a majority of the members of the board of directors of ATS. We retain options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If we fail to exercise such options prior to such dates, the members of the current Arnold and TTMS management teams will have similar options to repurchase our interests in ATS and the Total Companies.

BUSINESS STRATEGY

Our customer-focused business strategy emphasizes identifying customer needs and market opportunities, using strategic business units to pursue those opportunities, allocating our assets to the business units that afford the most favorable market opportunities, and managing the assets within each business unit to increase asset productivity and provide higher financial returns. Over the past several years, we have undertaken an intense evaluation of the freight markets and our customers and made the following changes to our operations:

•	We identified dedicated and expedited intermodal rail service as areas with greater long-term growth and profitability potential than our traditional regional and solo over-the-road business unit.

•	We established focused management teams responsible for the strategic and tactical growth initiatives of their respective business units.

•	We created marketing initiatives and cross-selling strategies to contribute to the growth and development of our business units.

•	We began to re-allocate assets from our regional and solo over-the-road units to more profitable business units.

The following demonstrates the reallocations we have achieved since 2003:

Truckload Revenue Before Fuel Surcharge and

Other Miscellaneous Revenue

For the Years Ended December 31,

(Dollars in thousands)

	2005		2004		2003
Type of Service	Revenue	%	Revenue	%	Revenue	%
Dedicated	$204,892	22%	$139,120	16%	$80,354	10%
Expedited — Intermodal rail	130,701	14	99,352	11	32,930	4
Expedited team	182,051	20	154,683	17	138,490	18
Regional and solo over-the-road	393,867	44	494,995	56	535,454	68
Total	$911,511	100%	888,150	100%	$787,228	100%

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

OPERATIONS

Our corporate and truckload operations are headquartered in Chattanooga, Tennessee. We maintain six operations centers and numerous offices and drop yard facilities throughout the continental United States. Xpress Global Systems is headquartered in Tunnel Hill, Georgia, approximately 25 miles from our Chattanooga location, and maintains a nationwide network of 40 company and agent facilities providing floorcovering logistics services.

Our six operations centers are actively engaged in the management of our truckload business. Fleet managers at each of our operations centers plan load coverage according to customer requirements and relay pick-up, delivery, routing, and fueling instructions to our drivers. Our fleet managers focus on balancing traffic movements, reducing empty miles, and improving the reliability of delivery schedules. We use proven technology, including freight optimization software that permits us to perform sophisticated analyses of profitability and other factors on each customer, route, and load. We equip our tractors with a satellite-based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor’s position hourly, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times. We also use the system to monitor engine idling time, speed, performance, and other factors that affect operating efficiency.

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

The primary claims arising in our business consist of cargo loss, workers’ compensation, physical damage, and auto liability (personal injury and property damage). For 2005 we were self-insured for personal injury and property damage liability up to a maximum limit of $2.0 million per occurrence; we were self-insured for workers’ compensation up to a maximum limit of $500 thousand per occurrence; and we were self-insured for cargo claims up to $250 thousand per occurrence. The estimated cost of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities in the consolidated balance sheets and are based upon our evaluation of the type and severity of individual claims and historical information, primarily our claims experience, along with assumptions about future events.

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

Our primary customers include retailers and manufacturers, as well as other transportation companies such as less-than-truckload carriers, third-party freight consolidators, and freight forwarders that seek a high level of service at commensurate rates. As evidence of our commitment to customer service, we have earned recognition in the Quest for Quality transportation award by Logistics Management magazine over each of the past four years. We have a diversified customer base, with no single customer accounting for more than five percent of our truckload revenue in 2005. Our ten largest customers measured by revenue for our truckload division for the year ended December 31, 2005, were BAX Global, Clorox, Con-Way, Dollar General, Dollar Tree, Home Depot, Landstar Logistics, Marmaxx, Mohawk Industries, and Wal-Mart. Home Depot accounted for approximately 30% of our Xpress Global Systems revenues for the year ended December 31, 2005.

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

REVENUE EQUIPMENT

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent customer service. Our policy is to operate most of our tractors while under warranty to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2005, our company tractors had an average age of 25 months and our trailers had an average age of 57 months.

We purchase or lease Freightliner or Volvo tractors for substantially all of the additions and replacements to our over-the-road fleet. Tractors are generally replaced every 36 to 48 months, generally well in advance of the need for major engine overhauls. Substantially all of our over-the-road tractors are equipped with Eaton Vorad anti-collision systems, electronic speed controls, anti-lock braking systems, and automatic traction control for improved safety. In addition, substantially all of our over-the-road tractors are equipped with Eaton automatic shift transmissions, and all engines have fuel incentive programming for increased fuel economy.

We have a multi-year agreement with our primary tractor and trailer manufacturers concerning purchases of equipment. Our tractor arrangements also cover the disposal of a substantial portion of our tractors at a defined trade-in value, as long as we purchase replacement tractors from those vendors. We expect our tradeback agreements to reduce the risks associated with decreased market values for used tractors.

We currently acquire Duraplate trailers from Wabash National Corporation for substantially all of the additions and replacements to our trailer fleet. We believe that these Wabash trailers are more durable and have greater cubic capacity than conventional aluminum trailers. In addition, substantially all of our trailers are equipped with air ride suspension, leading to softer rides that result in less load damage. Approximately 90% of our trailers were Duraplates at December 31, 2005.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2005, we employed 8,269 full-time associates, of whom 6,098 were drivers, 241 were mechanics and other maintenance personnel, and 1,930 were office or other associates. We consider relations with our employees to be good.

We believe that it is paramount to recruit, train, and retain a professional driver workforce. We also realize that competition for qualified drivers remains high. As a result, we have initiated various programs to enhance recruiting and retention efforts. We believe that there are several key elements to attracting and keeping experienced professional drivers, such as offering an attractive compensation and benefits package and providing equipment with desirable driver amenities. As a result, in 2004 we implemented driver and independent contractor pay increases that we expect will improve recruiting and retention. We believe that our current driver pay scales are competitive within the industry. Our fleet of late-model Freightliner and Volvo tractors is designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, electronic engine brakes, and Eaton Vorad collision avoidance systems.

We also believe that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (such as in-cab e-mail and Internet services) that enables drivers to remain in touch with their families, managing driver home time, seeking drivers’ input in the decision-making process to achieve mutually satisfactory solutions, and providing career advancement opportunities for drivers are key factors in recruiting and retaining experienced professional drivers. In addition, we believe that our decision to expand our dedicated and expedited intermodal rail services operations provides us a greater opportunity to attract and retain drivers by allowing more frequent returns home and offering more predictable schedules and regular routes.

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

INDUSTRY

According to the ATA, the trucking industry generates approximately $600 billion in annual revenues and accounts for approximately 85% of domestic spending on freight transportation. The industry is projected to grow in line with the overall U.S. economy. The trucking industry includes both private fleets and “for-hire” carriers. We operate primarily in the highly fragmented for-hire truckload segment of this market, which the ATA estimates generates revenues of approximately $270 billion annually. We also compete in the private fleet market, which consists of trucks owned and operated by shippers that move their own goods and accounts for approximately $280 billion in revenues annually. We believe the private fleet market offers us significant opportunities for expansion, particularly through our dedicated business, because shippers increasingly are focused on operating within, and conserving capital for, their core competencies, which often do not include freight transportation.

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Measured by annual revenue, the ten largest dry van truckload carriers account for approximately $12 billion, or approximately 5%, of annual for-hire truckload revenues. We compete to some extent with railroads and rail-truck service but differentiate ourselves from railroad and rail-truck expedited carriers on the basis of service. Railroad and rail-truck movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of this service to customers with time-definite pick-up and delivery schedules, particularly when the rail service is not the expedited service we offer.

The industry continues to face improved pricing, which we attribute to a strong freight environment and significant industry-wide limitations on trucking capacity. We believe that freight demand will continue to grow faster than trucking capacity for at least the next year, primarily because of a shortage of qualified drivers and increased costs of entering the truckload market.

REGULATION

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials, and other environmental matters that import inherent environmental risks. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We have instituted programs to monitor and control environmental risks and assure compliance with applicable environmental laws. As part of our safety and risk management program, we periodically perform internal environmental reviews so that we can achieve environmental compliance and avoid environmental risk. Our facilities were designed, after consultation with environmental advisors, to contain and properly dispose of hazardous substances and petroleum products used in connection with our business. We transport a small amount of environmentally hazardous materials and, to date, have experienced no significant claims for hazardous materials shipments. If we should fail to comply with applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

ITEM 1A.	RISK FACTORS

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

•

We compete with many other truckload carriers of varying sizes and, to a lesser extent, with less-than-truckload carriers, railroads, and other transportation companies. Many of our competitors have more equipment, a wider range of services, greater capital resources, or other competitive advantages.

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

Our strategy for increasing our revenue and profitability includes continuing to allocate more of our resources to our dedicated and expedited intermodal rail strategic business unit, our investments in Arnold and TTMS, and improving the profitability of all of our strategic business units through yield management and cost control efforts. We may experience difficulties and higher than expected expenses in reallocating our assets and developing new business. If we are unable to continue to grow and improve the profitability of our business units, our growth prospects, results of operations, and financial condition will be adversely affected.

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

We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency, or EPA, emissions standards for 2007 will require vendors to introduce new engines, and some carriers may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers for these or other reasons. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. Furthermore, the new engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

We have agreements covering the terms of trade-in and/or repurchase commitments from our primary equipment vendors for disposal of a substantial portion of our tractors. The prices we expect to receive under these arrangements may be higher than the prices we would receive in the open market. We may suffer a financial loss upon disposition of our equipment if these vendors refuse or are unable to meet their financial obligations under these agreements, if we fail to enter into similar arrangements in the future, or if we do not purchase the required number of replacement units from the vendors.

Our Xpress Global Systems segment faces certain additional risks particular to its operations, any one of which could impact the ability of that segment to attain profitability and adversely affect consolidated revenues and operating results.

Our Xpress Global Systems segment faces several additional risks particular to its business and operations. As part of our goal of improving the profitability of the segment following our disposal of the airport-to-airport operations in the second quarter of 2005, we are implementing new rating and yield management programs at Xpress Global Systems. We also have high customer and industry concentration in the segment, with Home Depot representing approximately 30% of Xpress Global Systems' revenue and substantially all of the revenue coming from the floorcovering industry. In addition, Xpress Global Systems is dependent upon independent contractors and third-party truckload carriers to provide a substantial portion of its linehaul movements. Our inability to successfully maintain the rating and yield management programs while maintaining the support of our customers, the reduction in or termination of business from one of Xpress Global Systems' major customers, a decrease in demand for Xpress Global systems’ services, or difficulty in obtaining capacity from independent contractors and truckload carriers and rate and fuel surcharge increases imposed by those truckload carriers each could adversely affect the earnings and profitability of the segment, which in turn may adversely affect consolidated operating results.

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

•	Our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited.

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

We depend on the major U.S. railroads for our expedited intermodal rail services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads with whom we have relationships is likely to increase the cost of the rail-based services we provide and reduce the reliability, timeliness, and overall attractiveness of our rail-based services. For example, on several occasions there have been service disruptions in the railroad industry that have impacted expedited rail service throughout the United States. Although the disruptions have been primarily with railroads other than our major providers, it is possible that future service disruptions that affect our operations may occur, which would decrease demand for, or the profitability of, our expedited intermodal rail business. In addition, because most of the railroads’ workforce is subject to collective bargaining agreements, our business could be adversely affected by labor disputes between the railroads and their union employees. Further, railroads are relatively free to adjust shipping rates up or down as market conditions permit. Price increases could result in higher costs to our customers and our ability to offer expedited intermodal rail services.

We operate in a highly regulated industry and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers. In general, the increasing burden of regulation raises our costs and lowers our efficiency. Future laws and regulations may be more stringent and require changes in our practices,influence the demand for transportation services, or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices would adversely affect our results of operations.

The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. The primary areas of regulation that affect our operations include driver qualifications, drug and alcohol testing, hours-of-service limitations, and procedures to verify driver logs and safety. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005. The rules effective October 1, 2005 did not substantially change the existing rules but are likely to create a moderate reduction in the amount of time available to drivers in longer lengths of haul, which could reduce equipment productivity in those lanes. The FMCSA is studying rules relating to braking distance and on-board data recorders that could result in new rules being proposed. We are unable to predict the effect of any rules that might be proposed, but we expect that any such proposed rules would increase costs in our industry, and the on-board recorders potentially could decrease productivity and the number of people interested in being drivers.

In the aftermath of the September 11, 2001 terrorist attacks, federal, state, and municipal authorities have implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration, or TSA, of the DHS has adopted regulations that require determination by the TSA that each driver who applies for or renews his license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so. These security measures could negatively impact our operating results.

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle in order to reduce exhaust emissions. These restrictions could force us to alter our drivers’ behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

We may not make acquisitions in the future, or if we do, we may not be successful in integrating the acquired businesses.

We have made over 10 acquisitions since becoming a public company in 1994. Accordingly, acquisitions have provided a substantial portion of our growth. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

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

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.

Our operations are subject to environmental laws and regulations, including laws and regulations dealing with above-ground fuel storage tanks, the transportation of hazardous material, engine idling, emissions standards, and other environmental matters. Our truck terminals are often located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We maintain above-ground tanks for lubricating oil at our terminals and facilities and fueling islands at four of our facilities. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we fail to comply with the applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Some of the freight we transport consists of low-grade hazardous substances, which subject us to a wide array of regulations. If we are involved in a fuel spill or accident involving hazardous substances where there are releases of such substances, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that may harm our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Regulations limiting exhaust emissions became effective in 2002 and become progressively more restrictive in 2007 and 2010. Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models. Substantially all of our tractors are equipped with these engines. We expect additional cost increases and possibly degradation in fuel mileage from the 2007 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly >designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

Our Co-Chairmen, Patrick E. Quinn and Max L. Fuller, control a large portion of our stock and have substantial control over us, which could limit your ability to influence the outcome of key transactions, including changes of control.

Patrick E. Quinn, Co-Chairman, President, and Treasurer, and Max L. Fuller, Co-Chairman, Chief Executive Officer, and Secretary, control a large portion of our stock and hold voting power of almost 50% of the outstanding votes. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by Messrs. Quinn and Fuller and are convertible to Class A common stock on a share-for-share basis at the election of Messrs. Quinn or Fuller or upon the occurrence of certain triggering events. Accordingly, together Messrs. Quinn and Fuller will continue to effectively control decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for our Class A common stock, and could allow Messrs. Quinn and Fuller, together, to prevent or delay a change of control, which other stockholders may favor. The interests of Messrs. Quinn and Fuller may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which the Class A common stockholders disagree.

With the closing of transactions to increase our holdings in ATS and the Total Companies, the resulting increase in debt or adverse financial results at those companies may adversely affect our financial condition or results of operations.

Prior to closing the transactions to increase our ownership interest in both ATS and the Total Companies, we accounted for the financial results of ATS and the Total Companies using the equity method. Accordingly, the results of such companies were not consolidated with ours and the borrowing of such companies, which is substantial, was not reflected on our balance sheet. With the completion of the transactions, the companies' borrowing will be consolidated on our balance sheet, significantly increasing our total outstanding debt. Such increased borrowing will be accompanied by the risks identified in Item 1A., "Risk Factors – Our substantial indebtedness and operating lease obligations could adversely affect our ability to respond to changes in our industry or business". Moreover, adverse results at either or both of ATS or the Total Companies will adversely affect our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                    PROPERTIES

The following table provides information regarding our facilities at December 31, 2005:

Company Location	Facility Functions	Owned or Leased
U.S. Xpress:
Apison, Tennessee	Terminal	Leased
Austell, Georgia	Drop Yard	Leased
Austell, Georgia	Terminal	Owned
Calexico, California	Drop Yard	Leased
Chattanooga, Tennessee	Corporate Office	Owned
Chattanooga, Tennessee	Office (Hangar)	Leased
Chicago, Illinois	Terminal	Leased
Colton, California	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training	Owned
Dallas, Texas	Terminal	Leased
El Paso, Texas	Drop Yard	Leased
Jacksonville, Florida	Drop Yard	Leased
Kearny, New Jersey	Terminal	Leased
Kent, Washington	Drop Yard	Leased
Laredo, Texas	Drop Yard	Leased
Lincoln, Nebraska	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Independent Contractor Recruiting	Owned
Long Beach, California	Drop Yard	Leased
Mechanicsburg, Pennsylvania	Drop Yard	Leased
Medway, Ohio	Terminal, Maintenance, Customer Service, Driver Recruiting, Fleet Services	Leased
Memphis, Tennessee	Terminal, Maintenance, Driver Recruiting	Leased
Newport, Minnesota	Drop Yard	Leased
Oklahoma City, Oklahoma	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Leased
Ooltewah, Tennessee	Warehouse	Leased
Otay Mesa, California	Drop Yard	Leased
Sacramento, California	Terminal, Fleet Services	Leased
Tunnel Hill, Georgia	Terminal, Maintenance, Fleet Services, Driver Training	Leased
Winston Salem, North Carolina	Drop Yard	Leased

Xpress Global Systems:
Albany, New York	Distribution Center	Leased
Bensenville, Illinois	Distribution Center	Leased
Chattanooga, Tennessee	Office	Leased
Columbus, Ohio	Distribution Center	Leased
Denver, Colorado	Distribution Center	Leased
Fresno, California	Distribution Center	Leased
Grapevine, Texas	Distribution Center	Leased
Hanover, Maryland	Distribution Center	Leased
Hayward, California	Distribution Center	Leased
Houston, Texas	Distribution Center	Leased
La Mirada, California	Distribution Center	Leased
Las Vegas, Nevada	Distribution Center	Leased

Company Location	Facility Functions	Owned or Leased
Mendota Heights, Minnesota	Distribution Center	Leased
Oklahoma City, Oklahoma	Distribution Center	Leased
Orlando, Florida	Distribution Center	Leased
Phoenix, Arizona	Distribution Center	Leased
Pittsburgh, Pennsylvania	Distribution Center	Leased
Rancho Cordova, California	Distribution Center	Leased
Rochester, New York	Distribution Center	Leased
Romulus, Michigan	Distribution Center	Leased
Salt Lake City, Utah	Distribution Center	Leased
San Antonio, Texas	Distribution Center	Leased
San Diego, California	Distribution Center	Leased
Spokane, Washington	Distribution Center	Leased
St. Louis, Missouri	Distribution Center	Leased
Tunnel Hill, Georgia	Corporate Office, Distribution Center	Leased

Our corporate and truckload headquarters are located in Chattanooga, Tennessee. The facility encompasses nearly 150,000 square feet of office space and includes state-of-the-art information management and communications systems. We maintain six operations locations offering full terminal, maintenance, and other services, and a smaller presence of numerous additional offices and drop yard facilities throughout the continental United States which are instrumental in the management of our truckload business. In our opinion, our facilities are suitable and adequate for our needs.

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

We did not submit any matter to a vote of our security holders during the fourth quarter of 2005.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

                            ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER DATA

Our Class A common stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for our Class B common stock. At March 6, 2006, there were 620 registered stockholders and an estimated 3,253 beneficial owners of our Class A common stock and two beneficial owners of our Class B common stock. At March 6, 2006, there were 12,257,367 shares of Class A common stock outstanding and 3,040,262 shares of Class B common stock outstanding. On March 6, 2006, the closing price for the Class A common stock was $17.09. Listed below are the high and low bid prices with respect to shares of Class A common stock, as reported on the Nasdaq National Market System, for the periods indicated:

	High	Low
Year ended December 31, 2005
Fourth Quarter	$18.04	$9.01
Third Quarter	$14.65	$11.35
Second Quarter	$16.99	$10.47
First Quarter	$34.42	$15.35
	Year ended December 31, 2004
Fourth Quarter	$30.23	$17.33
Third Quarter	$19.73	$13.80
Second Quarter	$17.26	$12.00
First Quarter	$14.96	$12.11

The high and low bid prices set forth in the table may not necessarily represent actual transactions.

DIVIDENDS

We have never paid a cash dividend on our Class A or Class B common stock. We currently intend to continue to retain earnings to finance the growth of our business and reduce our indebtedness rather than to pay dividends. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors our board of directors deems relevant. (See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Debt,” and Note 5, “Long-Term Debt,” of our 2005 Consolidated Financial Statements included under Item 8 of this Form 10-K.)

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2005 – October 31, 2005				$4,814,049
November 1, 2005 – November 30, 2005	41,800	$12.56	41,800	$4,289,231
December 1, 2005 – December 31, 2005				$4,289,231
Total	41,800	$12.56	41,800	$4,289,231

(1) In July 2005 our Board of Directors authorized us to repurchase up to $15 million of our Class A common stock on the open market or in privately negotiated transactions. This authorization has been approved by the lending group on the facility for the same amount.

ITEM 6.        SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2005, are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below, and the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	YEAR ENDED DECEMBER 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share and operating data)
Statement of Operations Data
Operating revenue:
U.S. Xpress, net of fuel surcharge	$933,153	$905,485	$793,884	$762,322	$710,965
Fuel surcharge revenue	125,478	60,957	33,976	15,565	25,930
Xpress Global Systems	125,389	158,566	137,842	114,806	83,079
Intercompany	(19,788)	(19,352)	(35,193)	(30,345)	(21,942)
Consolidated	$1,164,232	$1,105,656	$930,509	$862,348	$798,032
Income from operations (1)	$23,022	$39,351	$24,166	$17,125	$13,479
Income (Loss) before taxes (1)	$18,148	$30,331	$14,543	$3,741	$(1,458)
Net income (Loss) (1)	$9,432	$16,426	$7,643	$1,099	$(1,128)
Earnings (Loss) per share - basic (1)	$.59	$1.16	$0.55	$0.08	$(0.08)
Weighted average number of shares
outstanding – basic	15,930	14,159	13,966	13,888	13,757
Earnings (Loss) per share – diluted (1)	$.59	$1.14	$0.54	$0.08	$(0.08)
Weighted average number of shares
outstanding – diluted	16,083	14,399	14,067	14,043	13,757

Truckload Operating Data
Average revenue per loaded mile(2)	$1.59	$1.48	$1.30	$1.26	$1.23
Average revenue miles per tractor per period (3)	98,008	100,862	111,564	112,804	112,400
Average revenue per tractor, per week(2) (3)	$3,117	$2,958	$2,777	$2,718	$2,651
Average length of haul in miles	679	721	783	823	899
Non-revenue miles percentage	11.1%	11.0%	10.2%	9.9%	10.1%
Average tractors during period(4)	5,070	5,369	5,433	5,331	5,144
Tractors at end of period(4)	5,052	5,034	5,338	5,530	5,238
Trailers at end of period(4)	16,619	16,437	14,053	12,958	12,836

Balance Sheet Data
Working capital	$38,124	$50,915	$44,243	$31,550	$51,092
Total assets	$607,384	$550,710	$430,613	$429,881	$417,468
Long-term debt, including current maturities and securitization	$177,155	$149,566	$146,579	$167,863	$175,031
Stockholders’ equity	$232,412	$233,384	$167,239	$158,432	$155,610

(1)

Includes: (a) in 2001, pre-tax goodwill amortization of $1.8 million; (b) in 2002, pre-tax charges of $1.7 million related to the settlement of a litigation matter and $1.8 million related to the early extinguishment of debt; (c) in 2004, pre-tax charges of $454 related to the early extinguishment of debt; and (d) in 2005, pre-tax charges of $294 related to the early extinguishment of debt and a $2.8 million charge for the sale and exit from the airport-to-airport business. Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”), No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized and instead be tested for impairment at least annually.

(2)	Excludes fuel surcharge revenue.
(3)	Excludes revenue and miles from expedited intermodal rail services.
(4)	Includes owned, leased, and independent contractor-provided tractors and owned and leased trailers.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.2 billion in 2005 from $215.4 million in 1994, a compounded annual growth rate of 16.6%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and through the development and expansion of additional strategic business units.

Recent Results of Operations and Year-End Financial Condition

During 2005, a favorable relationship between industry-wide demand and capacity allowed significant increases in rates. However, in the first half of the year, industry-wide cost increases, primarily as a result of higher driver compensation and fuel costs, fluctuating freight demand, and poor results in our Xpress Global Systems segment caused financial results to be lower than expected. Following the sale of the airport-to-airport division of Xpress Global Systems in the second quarter of 2005 and the elimination of costs related to that division, the continued allocation of assets to more successful strategic business units, and seasonally stronger demand, we produced the highest quarterly earnings per share since our initial public offering during the fourth quarter of 2005.

For the year ended December 31, 2005, our key operating statistics versus 2004 were as follows:

•	Our average revenue per loaded mile, before fuel surcharge, increased to $1.59 from $1.48;
•	Our average revenue per tractor per week, before fuel surcharge, increased to $3,117 from $2,958

Our operating ratio was 96.2% in 2004 and 97.8% in 2005. Our operating strategy is to allocate our truckload assets to business units with greater profitability and improve the profitability of each business unit. Our primary area of focus initially has been on improving our business units’ yield management and asset productivity. We seek to do this by raising freight rates where justified and also replacing less profitable freight. In this process, we evaluate rates, non-revenue miles, miles per tractor, the total time our assets are committed to the freight movement, the efficiency of our equipment positioning before and after the movement, total costs associated with the movement, drivers’ domiciles and preferences, the overall customer relationship, and other factors. Based on our criteria, our sales and operations personnel work together to select more profitable freight.

We were able to modestly increase revenues through increased pricing in 2005 due to stronger freight demand and a better rate environment in the latter part of 2005 primarily due to continued growth in the U.S. economy and a favorable relationship between demand and trucking capacity. This contributed to higher average revenue per tractor per week (excluding fuel surcharge), which increased 5.4% to $3,117 in 2005 from $2,958 in 2004, and a 7.4% increase in average revenue per loaded mile (excluding fuel surcharge) to $1.59 from $1.48. The increase in pricing was countered by a significant increase in costs, primarily attributable to increases in driver compensation, costs of revenue equipment, insurance and claims, and fuel prices. These factors, together with a $13.5 million operating loss in our Xpress Global Systems segment caused our net income to decline to $9.4 million in 2005, from $16.4 million in 2004.

At December 31, 2005, our balance sheet reflected stockholders’ equity of $232.4 million and $177.1 million in aggregate borrowings, including current maturities and the securitization facility.

Our Truckload Segment

Our truckload segment, U.S. Xpress, which comprised approximately 89.0% of our total operating revenue in 2005, includes the following four strategic business units, each of which is significant in its market.

• Dedicated

Our approximately 1,570 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

• Regional and solo over-the-road

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

Our Xpress Global Systems Segment

Our Xpress Global Systems segment accounted for approximately 11.0% of our total operating revenue in 2005. Approximately 9.0% of our total revenue was attributed to the floorcovering division that offers transportation, warehousing, and distribution services for the floorcovering industry, and 2.0% was attributed to the airport-to-airport division, which we sold and exited in the second quarter of 2005. During the year ended December 31, 2005, our Xpress Global Systems segment experienced an operating loss of $13.5 million, which includes a $2.8 million charge for the sale and exit from the airport-to-airport business.

REVENUE AND EXPENSES

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the areas in which we operate, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.59 in 2005, from $1.48 in 2004, and $1.30 in 2003. Average revenue per tractor per week improved to $3,117 in 2005, from $2,958 in 2004, and $2,777 in 2003.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which include compensating independent contractors and providers of expedited intermodal rail services. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs are the acquisition and financing costs, including depreciation, of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver personnel.

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 97.8% in 2005 and 96.2% in 2004.

REVENUE EQUIPMENT

At December 31, 2005, we had a truckload fleet of 5,052 tractors, which included 454 independent contractors. We also operated 16,619 trailers in our truckload fleet and approximately 362 tractors dedicated to local and drayage services.

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

	Year Ended December 31,
	2005	2004	2003
Operating Revenue	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	38.5	35.2	36.3
Fuel and fuel taxes	9.6	10.3	11.4
Vehicle rents	6.7	6.8	8.4
Depreciation and amortization	4.5	4.3	4.2
Purchased transportation	19.0	20.3	17.5
Operating expense and supplies	7.2	7.0	7.1
Insurance premiums and claims	5.3	5.7	5.4
Operating taxes and licenses	1.4	1.3	1.6
Communications and utilities	1.0	1.1	1.3
General and other operating expenses	4.3	4.2	4.1
Early extinguishment of debt	0.0	0.0	0.0
Loss on sale and exit of business	0.3	0.0	0.0
Total operating expenses	97.8	96.2	97.3

Income from Operations	2.2	3.8	2.7

Interest expense, net	0.7	0.9	1.1
Equity in income of affiliated companies	(0.2)	0.0	0.0
	0.5	0.9	1.1

Income before income tax provision	1.7	2.9	1.6

Income tax provision	0.8	1.3	0.8

Net Income	0.9%	1.6%	0.8%

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Total revenue increased 5.3% to $1.2 billion from $1.1 billion for 2004. Total revenue included $125.5 million of fuel surcharge revenue in 2005 and $61.0 million of fuel surcharge revenue in 2004. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because we believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

Revenue, before fuel surcharge, remained essentially constant at $1.0 billion in 2005 and 2004. U.S. Xpress revenue, before fuel surcharge, increased 3.1% to $933.2 million in 2005 compared to $905.5 million in 2004, due primarily to an increase of 7.4% in average revenue per loaded mile to $1.595 from $1.485. The increase in average revenue per loaded mile was primarily due to increased rates and from growth in dedicated operations, which generally provide for a shorter length of haul and higher rate per mile, the shortage of truck capacity in many geographic markets creating a stronger truck demand, and increases in tractor and trailer detention revenues. These gains were partially offset by a 5.6% decline in average tractors and a 2.8% reduction in revenue miles per tractor. Xpress Global Systems’ revenue decreased 20.9% to $125.4 million in 2005 compared to $158.6 million in 2004 due primarily to the sale and exit from the airport-to-airport business in the second quarter of 2005. Within Xpress Global Systems, floorcovering revenue decreased 2.4% to $99.3 million due primarily to a decreased volume of freight. Intersegment revenue increased 2.3% to $19.8 million in 2005 compared to $19.4 million in 2004.

Salaries, wages and benefits increased 8.9% to $399.9 million in 2005 compared to $367.3 million in 2004. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits increased to 38.5% in 2005, compared to 35.2% in 2004. The increase was primarily due to a driver wage increase implemented in the fourth quarter of 2004, an increase in the number of local drivers necessary to support our expedited intermodal rail program, and an increase in health insurance costs and workers’ compensation claims, offset by decreases in non-driver personnel related to the sale and exit of the airport-to-airport business.

Fuel and fuel taxes, net of fuel surcharge, decreased 7.3% to $99.7 million in 2005 compared to $107.6 million in 2004. The decrease is primarily due to increased fuel surcharges paid to railroads and owner operators reflected in purchased transportation combined with a 2.8% decrease in company miles. Including the effect of fuel surcharge paid to rail roads and owner operators, fuel and fuel taxes, net of fuel surcharge, increased to $122.1 million in 2005 compared to $116.6 million in 2004. Our cost per company mile increased approximately 5.7%. This increase was primarily due to the increase in the average fuel price per gallon of approximately 32% combined with the lower efficiency of the new EPA-compliant engines, offset by an increase in customer fuel surcharges.

Vehicle rents decreased 2.0% to $69.7 million in 2005 compared to $71.1 million in 2004. The decrease is primarily due to a decrease in the average number of tractors financed under operating leases to 3,356 compared to 3,504 during 2005 and 2004, respectively. The decrease was partially offset by an increase in the average number of trailers financed under operating leases to 8,567 compared to 8,240 during 2005 and 2004, respectively, due to the expansion of our trailer fleet necessary to support the expedited intermodal rail program. As a percentage of revenue, before fuel surcharge, vehicle rents were 6.7% in 2005 compared to 6.8% in 2004.

Depreciation and amortization increased 3.5% to $46.7 million in 2005 compared to $45.1 million in 2004. Gains realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains increased to $50.3 million in 2005 compared to $46.7 million in 2004. The increase was primarily due to an increase in the average number of owned tractors to 2,076 compared to 1,849 during 2005 and 2004, respectively, increased costs of the new EPA-compliant engines, and increased depreciation and amortization related to computer hardware and software. The increase was partially offset by a decrease in the average numbers of owned trailers to 7,589 from 8,385, during 2005 and 2004. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.5% in 2005 compared to 4.3% in 2004.

Purchased transportation decreased 6.9% to $197.6 million in 2005 compared to $212.2 million in 2004 primarily due to the sale and exit of the airport-to-airport business, and a decrease in the average number of owner-operators in the truckload segment in 2005 to 532, or 10.5% of the total fleet, compared to 783, or 14.6% of the total fleet, in 2004. This decrease was offset by the increased use in expedited intermodal rail in the truckload segment for certain medium-to-long haul truckload freight. As a result of the foregoing, purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 19.0% in 2005 from 20.3% in 2004.

Operating expense and supplies increased 3.3% to $75.1 million in 2005 compared to $72.7 million in 2004, primarily due to an increase in tractor maintenance costs. As a percentage of revenue, before fuel surcharge, operating expense and supplies were 7.2% in 2005 compared to 7.0% in 2004. This is partially offset by certain expenses being eliminated with the sale and exit of the airport-to-airport business.

Insurance premiums and claims, consisting primarily of premium and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, decreased 7.5% to $55.2 million in 2005 compared to $59.7 million in 2004. As a percentage of revenue, before fuel surcharge, insurance and premiums and claims expense decreased to 5.3% in 2005 compared to 5.7% in 2004, primarily due to the decrease in liability and physical damage premiums and claims expense offset by the increase in cargo claims expense. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of December 31, 2005, the retention level for cargo loss was $250 thousand and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

The loss on sale and exit of business was $2.8 million in the second quarter of 2005. Refer to Footnote 10, “ Loss on Sale and Exit of Business” in the accompanying consolidated financial statements for further information.

Equity in income of affiliated companies was $2.8 million in 2005 compared to $203 thousand in 2004. This is the result of the Company recording equity in the earnings of Arnold Transportation Services, Inc., which was acquired in December 2004, and Total Transportation of Mississippi, which was acquired in April 2005, during 2005. Refer to Footnote12, “Equity and Cost Investments” in the accompanying consolidated financial statements for further information.

Interest expense decreased $1.5 million, or 16.3%, to $7.7 million in 2005 compared to $9.2 million in 2004. The decrease is primarily attributable to a decline in average borrowings to $156.2 million in 2005 from $180.4 million in 2004. See Footnote 5, “Long-Term Debt” and Footnote 7, “Accounts Receivable Securitization ”, of our 2005 Consolidated Financial Statements for further details.

The effective tax rate was 48% for the 2005 fiscal year. The rate is higher than the statutory rate of 36.5%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes.

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

Revenue, before fuel surcharge, increased 16.5% to $1.0 billion in 2004 compared to $896.5 million in 2003. U.S. Xpress revenue, before fuel surcharge, increased 14.1% to $905.5 million in 2004 compared to $793.9 million in 2003, due primarily to an increase of 14.3% in average revenue per loaded mile to $1.483 from $1.298. The increase in average revenue per loaded mile was primarily due to increased rates and from growth in regional and dedicated operations, which generally provide for a shorter length of haul and higher rate per mile. Xpress Global Systems’ revenue increased 15.1% to $158.6 million in 2004 compared to $137.8 million in 2003. Within Xpress Global Systems, floorcovering revenue increased 13.8% to $99.8 million due primarily to an increase in revenue per pound of 6.4%, and airport-to-airport revenue increased 17.1% to $58.8 million, due primarily to revenue generated from acquisitions of airport-to-airport operations in July 2004 and October 2003. Intersegment revenue decreased to $19.4 million in 2004 compared to $35.2 million in 2003, due to Xpress Global Systems’ increased use of third party carriers for truckload services combined with the introduction of owner-operators to Xpress Global Systems’ airport-to-airport operations.

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

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 22.7% to $59.7 million in 2004 compared to $48.6 million in 2003. The increase was primarily due to higher insurance premiums and a $17.7 million increase in liability expense, due in part to an approximately $6.0 million increase in the provision for current year claims combined with an increase in adverse development related to prior-year claims, due in part to the settlement of certain large claims. The increase in liability claims was partially offset by a decrease in physical damage and cargo claims. As a percentage of revenue, before fuel surcharge, insurance and premiums and claims expense was 5.7% in 2004 compared to 5.4% in 2003. At December 31, 2004, the retention level for cargo loss was $250 thousand and the retention level for liability was $2.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Additionally, the results of a third party actuarial study were also utilized in establishing the December 31, 2004 liability reserve. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Interest expense decreased $650 thousand, or 7.1%, to $9.2 million in 2004 compared to $9.9 million in 2003. The decrease is primarily attributable to a decline in average borrowings, combined with a decrease in the weighted average interest rate to 4.8% in 2004 compared to 5.4% in 2003. See Footnote 5, “Long-Term Debt” and Footnote 7, “Accounts Receivable Securitization”, of our 2004 Consolidated Financial Statements for further details.

The effective tax rate was 45.8% for the 2004 fiscal year. The rate is higher than the statutory rate of 36.5%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes. We initiated the per diem driver pay plan in February 2002. See Footnote 4, “Income Taxes”, of our 2004 Consolidated Financial Statements for further details.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. Our primary sources of liquidity at December 31, 2005 were funds provided by operations, borrowings under our revolving credit facility, proceeds from our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Both our revolving credit facility and our accounts receivable securitization facility has maximum available borrowings of $100.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months.

Cash Flows

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net cash provided by operating activities	$66,253	$44,450	$58,045
Net cash used in investing activities	(73,378)	(88,050)	(23,995)
Net cash provided by (used in) financing activities	16,547	43,498	(34,013)

Cash generated from operations increased $21.8 million during 2005 as compared to 2004. The increase was due primarily to increased revenues in the fourth quarter of 2004 to $312.3 million from $239.6 million in the fourth quarter of 2003 creating a significant increase in the trade receivable balance as of December 31, 2004. The revenues during the fourth quarter of 2005 of $318.0 million were consistent with the revenues in the fourth quarter of 2004 as were the trade receivables as of December 31, 2005 and December 31, 2004. These increases in net cash provided by operating activities are partially offset by a decrease in earnings to $9.4 million in 2005 as compared to $16.4 million in 2004, and changes in other assets.

Cash used in investing activities was $73.4 million during 2005 compared to $88.1 million in 2004. The reduction in cash used in investing activities is primarily the result of proceeds in the amount of $12.8 million associated with the sale and exit of the airport-to-airport business. Payments for property and equipment net of proceeds remained constant at $81.9 million in 2005 compared to $81.1 million in 2004.

Cash provided by financing activities was $16.5 million in 2005 compared to $43.5 million in 2004. The decrease is due primarily to our stock offering completed in December 2004 of 2.0 million shares of Class A common stock, which generated net proceeds to us of approximately $47.7 million, compared to $0 in 2005, and cash was used in 2005 to repurchase approximately $12.4 million of stock.

Debt

Effective October 14, 2004, we entered into a $100.0 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the existing $100.0 million credit facility that was set to mature in March 2007. The new facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on our lease adjusted leverage ratio. At December 31, 2005, the applicable margin was 0.00% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25% and 0.25%, respectively, at December 31, 2005). The facility matures in October 2009.

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of December 31, 2005, we were in compliance with the revolving credit facility covenants.

We are also party to a $100.0 million accounts receivable securitization. Under the securitization, we sell accounts receivable as part of a two-step process that provides funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables funds these purchases with money borrowed under a credit facility with Three Pillars Funding, LLC. The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. We can borrow up to $100.0 million under the securitization facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The securitization facility is reflected as a current liability because the term, subject to annual renewals, runs until October 12, 2006.

The securitization facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature.

At December 31, 2005 we had $177.1 million of borrowings, of which $115.0 million was long-term, $17.1 million was current maturities and $45.0 million was the securitization facility. We also had approximately $47.5 million in unused letters of credit. At December 31, 2005 we had an aggregate of approximately $105.6 million of available borrowing remaining under our revolving credit facility and securitization. Current maturities include $372 thousand in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the equipment manufacturer and us.

Equity

In July 2005, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. We are currently permitted to repurchase approximately $4.3 million of our Class A common stock shares under the Board’s authorization. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. During 2005, we repurchased 948,686 shares for approximately $12.4 million of which 145,000 shares for approximately $1.7 million were purchased under the May 2004 board authorization which subsequently expired. In the first quarter of 2006, we repurchased 100,000 shares for approximately $1.6 million.

In June 2005, the Company issued 10,000 shares of restricted stock to certain employees. The market value of these shares on the date of issuance was $11.15 per share. This amount is being amortized using the straight-line method over the vesting period from the date of issuance as additional compensation expense. The unamortized value of $80 is included as a component of stockholders’ equity.

Equity Investments

In January 2002, the Company acquired a 49% interest in C.W. Johnson Xpress, LLC, (“CW Johnson”) for $49 in cash. The Company provides certain services to CW Johnson, including line-haul services, owner-operator services, and back-office support services. As of December 31, 2005 and December 31, 2004, amounts due to the Company for these services were approximately $4,662 and $2,300, respectively. We account for CW Johnson’s operating results using the equity method of accounting.

In the fourth quarter of 2004, we acquired 49% of the outstanding stock of ATS Acquisition Holding Co. ("ATS"), the parent company of Arnold Transportation Services, Inc. (“Arnold”). In the second quarter of 2005, we acquired 49% of the outstanding stock of Transportation Investments Inc. ("TII"), the parent company of Total Transportation of Mississippi ("TTMS" or “Total Transportation”), and certain affiliated companies (together with TII, the "Total Companies"). Certain members of Arnold’s current management team controlled the remaining 51% interest as well as a majority of the board of directors of ATS, and certain members of the TTMS management team controlled the remaining 51% interest and a majority of the boards of directors of the Total Companies. We did not guarantee any of ATS' or the Total Companies' debt and did not have any obligation to provide funding, services, or assets. We accounted for ATS' and the Total Companies' operating results using the equity method of accounting.

On February 28, 2006, we increased our ownership interest in both ATS and the Total Companies for approximately $7.9 million in cash. In the transactions, we increased our holdings to 80% of the outstanding stock of ATS and the Total Companies through the purchase of stock owned by the current management teams of Arnold and TTMS. The Arnold and TTMS management teams continue to hold 20% of the outstanding stock of ATS and the Total Companies, respectively. In connection with these transactions, ATS and the Total Companies will become parties to and guarantors of our revolving credit facility. We have guaranteed approximately $20 million of ATS’ and the Total Companies’ debt under their respective credit facilities in order to obtain required consents from their lenders to permit ATS and the Total Companies to guarantee our revolving credit facility.

The Arnold management team, led by President and Chief Executive Officer Mike Walters, and the TTMS management team, led by Co-Chief Executive Officers Rick Kale and John Stomps, continue to manage their respective operations and utilize their existing facilities. In connection with increasing our investments in ATS and the Total Companies, we issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under our 2002 Stock Incentive Plan.  The restricted shares vest over time contingent upon continued employment.  We expect to record compensation expense in accordance with SFAS 123R in relation to these shares. Commencing March 1, 2006, we will account for ATS' and the Total Companies' operating results on a consolidated basis.

In the transactions, we also obtained the right to elect a majority of the members of the board of directors of ATS. We retain options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If we fail to exercise such options prior to such dates, the members of the current Arnold and TTMS management teams will have similar options to repurchase our interests in ATS and the Total Companies.

Off Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements and the tax advantages of leasing versus owning. At December 31, 2005 a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from September 2006 to December 2012. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $78.1 million for the twelve months ended December 31, 2005. The remaining lease obligation as of December 31, 2005 was $185.1 million, with $74.0 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $36.1 million at December 31, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table represents our outstanding contractual obligations at December 31, 2005, excluding letters of credit of $47.5 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization Facility	$45,000	$45,000	$—	$—	$—
Long-Term Debt, Including Interest (1)	166,209	22,393	43,903	59,726	40,187
Capital Leases, Including Interest (1)	2,944	1,795	1,149	—	—
Operating Leases – Revenue Equipment (2)	158,577	63,316	67,764	23,060	4,437
Operating Leases – Other (3)	26,553	10,695	12,588	3,191	79
Purchase Obligations (4)	500,171	360,659	139,512	—	—
Total Contractual Cash Obligations	$899,454	$503,858	$264,916	$85,977	$44,703

(1)    Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at December 31, 2005. The credit facility does not require scheduled principal payments. Approximately 26% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at December 31, 2005 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 5, “ Long-Term Debt”, in the accompanying consolidated financial statements for further information.

(2)     Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, “Accounting for Leases”. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 60 months and 60 to 84 months, respectively. Refer to Item 7, “ Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” and footnote 9, “ Leases” in the accompanying consolidated financial statements for further information.

(3)     Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. The amounts included are consistent with disclosures required under SFAS No. 13. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms do not exceed 10 years.

(4)     Represents purchase obligations for revenue equipment (tractors and trailers), development and improvement of facilities. The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. The purchase obligations with respect to improvement of facilities and computer software are non-cancelable. Refer to footnote 14, “ Commitments and Contingencies”, in the accompanying consolidated financial statements for disclosure of our purchase commitments.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 9.0% of consolidated revenues at December 31, 2005, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated direct expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

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

Effective January 1, 2002, we adopted the provision of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As required by the provisions of SFAS 142, we test goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in 2005, 2004 and 2003.

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

We have experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers’ compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels related to liability and workers’ compensation claims. The retention level for liability insurance was $3 thousand prior to September 2001 and has increased to ranges of $250 thousand to $2.0 million in subsequent periods. Prior to November 2000, we had no retention for workers’ compensation insurance, which has increased to ranges of $250 thousand to $500 thousand in subsequent periods. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insurance retention levels since November 2000 and September 2001 has caused insurance and claims expense to be higher and more volatile than in historical periods.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”)”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95,

“Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The provisions of the Statement were to be applied in the first interim or annual period beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123R. In accordance with this new implementation process, the Company will adopt SFAS 123R on January 1, 2006.

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

In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions” an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB proposed that only tax positions that meet the probable recognition threshold may be recognized as of the end of the first fiscal year ending after December 15, 2005. Upon redeliberation by the FASB at its January 11, 2006 meeting, it was decided that the final Interpretation, which the FASB expects to issue in the first quarter of 2006, will be effective as of the beginning of the first annual period beginning after December 15, 2006. Management is currently evaluating the exposure draft and does not anticipate that it will have a material impact on the Company’s consolidated financial condition or results of operations.

ITEM 7A.	QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We experience various market risks, including changes in interest rates and fuel prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes or when there are no underlying related exposures.

INTEREST RATE RISK

Our market risk is affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2005, although we may enter into such swaps in the future.

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2005 we had borrowings totaling $177.1 million comprised of $46.9 million of variable rate borrowings and $130.2 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our statements of operations.

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

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined consolidated financial statements of Total Transportation (two corporations in which the Company had a 49% interest), as of and for the year ended December 31, 2005, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Total Transportation, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Total Transportation is stated at $4.6 million at December 31, 2005, and the Company’s equity in the net income of Total Transportation is stated at $690,000 for the year then ended.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Xpress Enterprises, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

                                                                                                                                /s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

March 10, 2006

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Operating Revenue:
Revenue, before fuel surcharge	$1,038,754	$1,044,699	$896,533
Fuel surcharge	125,478	60,957	33,976
Total operating revenue	1,164,232	1,105,656	930,509
Operating Expenses:
Salaries, wages and benefits	399,894	367,317	325,767
Fuel and fuel taxes	225,213	168,570	135,895
Vehicle rents	69,707	71,068	75,490
Depreciation and amortization	46,661	45,097	37,273
Purchased transportation	197,648	212,153	157,212
Operating expenses and supplies	75,100	72,689	63,978
Insurance premiums and claims	55,197	59,651	48,614
Operating taxes and licenses	14,144	13,924	14,160
Communications and utilities	10,718	11,435	11,210
General and other operating expenses	43,847	43,947	36,744
Early extinguishment of debt	294	454	—
Loss on sale and exit of business	2,787	—	—
Total operating expenses	1,141,210	1,066,305	906,343

Income from Operations	23,022	39,351	24,166

Interest Expense, net	7,666	9,223	9,873
Equity in income of affiliated companies	(2,792)	(203)	(250)
	4,874	9,020	9,623

Income Before Income Tax Provision	18,148	30,331	14,543

Income Tax Provision	8,716	13,905	6,900

Net Income	$9,432	$16,426	$7,643

Earnings Per Share - basic	$.59	$1.16	$0.55
Earnings Per Share - diluted	$.59	$1.14	$0.54

Weighted average shares – basic	15,930	14,159	13,966
Weighted average shares - diluted	16,083	14,399	14,067

The accompanying notes are an integral part of these consolidated statements

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
ASSETS	2005	2004
Current Assets
Cash and cash equivalents	$9,488	$66
Customer receivables, net of allowance of $6,129 and $3,357
in 2005 and 2004, respectively	140,263	143,282
Other receivables	14,552	9,451
Prepaid insurance and licenses	14,701	13,680
Operating and installation supplies	3,693	5,359
Deferred income taxes	9,046	4,689
Other current assets	11,227	4,408
Total current assets	202,970	180,935
Property and Equipment, at cost	460,096	431,734
Less accumulated depreciation and amortization	(153,275)	(156,121)
Net property and equipment	306,821	275,613
Other Assets
Goodwill, net	72,143	74,196
Other	25,450	19,966
Total other assets	97,593	94,162
Total Assets	$607,384	$550,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$28,172	$25,636
Book overdraft	11,789	11,246
Accrued wages and benefits	14,328	13,167
Claims and insurance accruals , current	36,071	27,540
Other accrued liabilities	12,375	3,949
Securitization facility	45,000	35,000
Current maturities of long-term debt	17,111	13,482
Total current liabilities	164,846	130,020
Long-Term Debt, net of current maturities	115,044	101,084
Deferred Income Taxes	54,618	59,508
Other Long-Term Liabilities	2,499	804
Claims and insurance accruals, long-term	37,965	25,910
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	—	—
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 15,870,006
and 15,742,812 shares issued at December 31, 2005 and 2004, respectively	159	157
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262
shares issued and outstanding at December 31, 2005 and 2004	30	30
Additional paid-in capital	159,627	157,552
Retained earnings	110,269	100,837
Treasury Stock, Class A, at cost (3,543,075 and 2,594,389 shares at December 31, 2005 and 2004, respectively)	(37,576)	(25,137)
Notes receivable from stockholders	(17)	(47)
Unamortized compensation on restricted stock	(80)	(8)
Total stockholders’ equity	232,412	233,384
Total Liabilities and Stockholders’ Equity	$607,384	$550,710

The accompanying notes are an integral part of these consolidated balance sheets.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$9,432	$16,426	$7,643
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	294	454	—
Equity in income of affiliated companies	(2,792)	(203)	(250)
Deferred income tax provision	(9,247)	8,887	2,889
Provision for losses on receivables	4,633	1,796	1,357
Depreciation and amortization	50,228	46,719	36,699
Amortization of restricted stock	39	16	16
Tax benefit realized from stock option plans	730	799	—
(Gain) Loss on sale of equipment	(3,567)	(1,622)	574
(Gain) on interest rate swaps	—	—	(201)
Loss on sale and exit of airport-to-airport business	2,787	—	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(6,463)	(49,809)	(5,411)
Prepaid insurance and licenses	(1,021)	(8,910)	1,098
Operating and installation supplies	1,645	(281)	669
Other assets	(6,995)	985	1,533
Accounts payable and other accrued liabilities	25,789	29,060	9,463
Accrued wages and benefits	761	133	1,966
Net cash provided by operating activities	66,253	44,450	58,045
Cash Flows from Investing Activities:
Proceeds from sale and exit of airport-to-airport business	12,750	—	—
Payments for purchases of property and equipment	(152,455)	(107,580)	(106,527)
Proceeds from sales of property and equipment	70,599	26,439	83,603
Repayment of notes receivable from stockholders	30	35	129
Investment in affiliated companies	(3,975)	(6,219)	—
Acquisition of business	(327)	(725)	(1,200)
Net cash used in investing activities	(73,378)	(88,050)	(23,995)
Cash Flows from Financing Activities:
Net borrowings under lines of credit	1,900	—	(22,419)
Net borrowings under securitization facility	10,000	35,000	—
Borrowings under long-term debt	69,903	81,278	51,094
Payments of long-term debt	(54,214)	(128,678)	(60,069)
Additions to deferred financing costs	(155)	(908)	(89)
Prepayment penalties on debt refinancing	(201)	(275)	—
Book overdraft	543	8,236	(3,427)
Purchase of Class A Common Stock	(12,439)	(654)	—
Proceeds from exercise of stock options	1,154	1,627	897
Proceeds from issuance of common stock, net	56	47,872	—
Net cash provided by (used in) financing activities	16,547	43,498	(34,013)
Net Change in Cash and Cash Equivalents	9,422	(102)	37
Cash and Cash Equivalents, beginning of year	66	168	131
Cash and Cash Equivalents, end of year	$9,488	$66	$168
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest	$6,866	$9,258	$10,044
Cash paid during the year for income taxes	$10,456	$829	$1,258
Conversion of operating leases to equipment installment notes	$—	$15,387	$10,060

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock Class A Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Notes Receivable from Stockholders	Unamortized Compensation on Restricted Stock	Total
Balance, December 31, 2002	$134	$30	$106,334	$76,668	$(24,483)	$(211)	$(40)	$158,432
Net income	—	—	—	7,643	—	—	—	7,643
Issuance of 2,184 shares of Class A Common Stock for non-employee director compensation	—	—	22	—	—	—	—	22
Proceeds from exercise of 146,412 options	1	—	896	—	—	—	—	897
Other comprehensive income, net of tax	—	—	—	100	—	—	—	100
Repayment of notes receivable from stockholders	—	—	—	—	—	129	—	129
Amortization of restricted stock	—	—	—	—	—	—	16	16
Balance, December 31, 2003	$135	$30	$107,252	$84,411	$(24,483)	$(82)	$(24)	$167,239
Net income	—	—	—	16,426	—	—	—	16,426
Issuance of 1,611 shares of Class A Common Stock for non-employee director compensation	—	—	24	—	—	—	—	24
Issuance of 2,000,000 shares of Class A Common Stock, net	20	—	47,691	—	—	—	—	47,711
Proceeds from exercise of 168,294 options	2	—	1,625	—	—	—	—	1,627
Issuance of 15,984 shares of Class A Common Stock for employee stock purchase plan	—	—	161	—	—	—	—	161
Tax benefit realized from stock option plans	—	—	799	—	—	—	—	799
Repayment of notes receivable from stockholders	—	—	—	—	—	35	—	35
Amortization of restricted stock	—	—	—	—	—	—	16	16
Repurchase of 50,000 shares of Class A Common Stock	—	—	—	—	(654)	—	—	(654)
Balance, December 31, 2004	$157	$30	$157,552	$100,837	$(25,137)	$(47)	$(8)	$233,384
Net income	—	—	—	9,432	—	—	—	9,432
Issuance of 2,069 shares of Class A Common Stock for non-employee director compensation	—	—	26	—	—	—	—	26
Offering costs related to the issuance of 2,000,000 shares of Class A Common Stock	—	—	(111)	—	—	—	—	(111)
Proceeds from exercise of 110,172 options	1	—	1,153	—	—	—	—	1,154
Issuance of 14,953 shares of Class A Common Stock for employee stock purchase plan	1	—	166	—	—	—	—	167
Tax benefit realized from stock option plans	—	—	730	—	—	—	—	730
Issuance of 10,000 shares of restricted stock	—	—	111	—	—	—	(111)	0
Repayment of notes receivable from stockholders	—	—	—	—	—	30	—	30
Amortization of restricted stock	—	—	—	—	—	—	39	39
Repurchase of 948,686 shares of Class A Common Stock	—	—	—	—	(12,439)	—	—	(12,439)
Balance, December 31, 2005	$159	$30	159,627	$110,269	$(37,576)	$(17)	$(80)	$232,412

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

1.	Organization and Operations, Segments

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two reportable business segments. U.S. Xpress, Inc. (“U.S. Xpress”) is a truckload carrier serving the continental United States and parts of Canada and Mexico. Xpress Global Systems, Inc. (“Xpress Global Systems”), formerly known as CSI/Crown, Inc., provides transportation services primarily to the floorcovering industry and, prior to the sale and exit of its airport-to-airport division in the second quarter of 2005, also provided deferred airfreight services from airport to airport.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

Recognition of Revenue

The Company generally recognizes revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing 9.0% of consolidated revenues, is recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated direct expenses are recorded simultaneous to the recognition of revenue. The recognition of revenue based on manifest as compared to completed shipment has not had a material impact on the Company’s consolidated results of operations.

Concentration of Credit Risk

Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. The Company performs ongoing credit evaluations and generally does not require collateral.

Operating and Installation Supplies

Operating supplies consist primarily of parts, materials and supplies for servicing the Company’s revenue and service equipment. Installation supplies consist of various accessories used in the installation of floor coverings and are held for sale at various Xpress Global Systems distribution centers. Operating and installation supplies are recorded at the lower of cost (on a first-in, first-out basis) or market. Tires and tubes purchased as part of revenue and service equipment are capitalized as part of the cost of the equipment. Replacement tires and tubes are charged to expense when placed in service.

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage values ranging from 25.0% to 50.0% of revenue equipment). The cost and lives at December 31, 2005 and 2004 are as follows:

		Cost
	Lives	2005	2004
Land and buildings	10-30 years	$53,128	44,423
Revenue and service equipment	3-10 years	319,118	311,404
Furniture and equipment	3-7 years	31,006	28,000
Leasehold improvements	5-6 years	25,224	24,138
Computer software	1-5 years	31,620	23,769
		$460,096	$431,734

The Company recognized $45,765, $42,998 and $32,533 in depreciation expense in 2005, 2004 and 2003, respectively. (Gains) and losses on the sale of equipment of $(3,567), $(1,622) and $574 for 2005, 2004 and 2003, respectively, are included in depreciation and amortization expense in the consolidated statements of operations. Amortization of capital leases is included in depreciation expense.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s statements of operations. Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill

The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”, which the Company adopted effective January 1, 2002. As required by the provisions of SFAS 142, the Company tested goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2005, 2004 or 2003.

Deferred Financing Costs

Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective obligation. Amortization expense was $738, $462 and $374 in 2005, 2004 and 2003, respectively. Accumulated amortization was $1,073 and $336 as of December 31, 2005 and 2004, respectively.

Computer Software

The Company accounts for computer software in accordance with the AICPA’s Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer software is included in property and equipment and is being amortized on a straight-line basis over 12 months to 5 years. The Company recognized $3,690, $3,132 and $3,792 of amortization expense in 2005, 2004 and 2003, respectively. Accumulated amortization was $18,460 and $16,245 at December 31, 2005 and 2004, respectively.

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

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2005 and 2004, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2005, the amounts recorded for both workers’ compensation and liability were based in part upon actuarial studies performed by a third-party actuary.

Earnings Per Share

The difference between basic and diluted earnings per share is due to the assumed conversion of outstanding options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2005	2004	2003
Net Income	$9,432	$16,426	$7,643
Denominator:
Weighted average common shares outstanding	15,930	14,159	13,966
Equivalent shares issuable upon exercise of stock options and vesting of restricted stock	153	240	101
Diluted shares	16,083	14.399	14.067
Earnings per share:
Basic	$0.59	$1.16	$0.55
Diluted	$0.59	$1.14	$0.54

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

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Company’s net income and earnings per share would have been adjusted to the pro forma amounts for the years ended December 31, 2005, 2004 and 2003, as indicated below. ($631 of the 2005 expense is a result of the Company accelerating options as described in Note 17):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$9,432	$16,426	$7,643
Stock-based employee compensation, net of tax	(1,269)	(589)	(385)
Pro forma net income	8,163	15,837	7,258
Net income per share, basic, as reported	0.59	1.16	0.55
Net income per share, basic, pro forma	0.51	1.12	0.52
Net income per share, diluted, as reported	0.59	1.14	0.54
Net income per share, diluted, pro forma	$0.51	$1.10	$0.52

The fair value of each employee stock option grant was estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Risk free interest rate	3.25%	3.25%	3.41%
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	58.50%	58.50%	59.60%
Expected life (years)	5.0	5.0	3.5

The weighted average fair value of options granted during 2005, 2004 and 2003 was $11.90, $13.89 and $12.21, respectively.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, (“FASB”), issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, (“SFAS 123”)”, supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees (“Opinion 25”) and amends FASB Statement No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The provisions of the Statement were to be applied in the first interim or annual period beginning after June 15, 2005. On April 15, 2005, the Securities and Exchange Commission announced that it would provide for phased-in implementation of SFAS 123R. In accordance with this new implementation process, the Company will adopt SFAS 123R on January 1, 2006.

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

In July 2005, the FASB issued an exposure draft, “Accounting for Uncertain Tax Positions” an Interpretation of FASB Statement No. 109. If finalized as drafted, the Interpretation will require companies to recognize the best estimate of the impact of a tax position only if that position is probable of being sustained during a tax audit. The FASB proposed that only tax positions that meet the probable recognition threshold may be recognized as of the end of the first fiscal year ending after December 15, 2005. Upon redeliberation by the FASB at its January 11, 2006 meeting, it was decided that the final Interpretation, which the FASB expects to issue in the first quarter of 2006, will be effective as of the beginning of the first annual period beginning after December 15, 2006. Management is currently evaluating the exposure draft and does not anticipate that it will have a material impact on the Company’s consolidated financial condition or results of operations.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3.	Acquisitions

On July 8, 2004, the Company acquired certain assets and assumed certain liabilities of a less-than-truckload airport-to-airport carrier for a purchase price of $725 in cash plus assumption of approximately $233 in liabilities. The tangible assets acquired of approximately $275 related primarily to revenue equipment and furniture and equipment. The excess of the purchase price over the fair value of the assets acquired was recorded as an intangible asset separable from goodwill, as it pertained to certain customer relationships, and met the separability criteria of SFAS No. 141, “Business Combinations” (“SFAS 141”). The Company expensed this amount in the second quarter of 2005 in conjunction with the sale and exit of the airport-to-airport business.

On October 17, 2003, the Company acquired certain assets and assumed certain liabilities of a less-than-truckload airport-to-airport carrier for a purchase price of $1,200 in cash plus assumption of approximately $1,500 in liabilities. The tangible assets acquired of $684 related to revenue equipment, accounts receivable and other long-term assets. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the consolidated balance sheets and totaled approximately $2,000. Under the terms of the acquisition, the Company is required to pay to the former shareholders a percentage of revenue, as defined in the agreement, over a five year period. The Company expensed this amount in the second quarter of 2005 in conjunction with the sale and exit from the airport-to-airport business.

The acquisitions were accounted for under the provisions of SFAS 141 and the results of operations have been included in the accompanying consolidated financial statements since their respective dates of acquisition. Pro-forma disclosures of the acquisitions have not been included, as the overall impact of each acquisition was not material to the Company’s operating results.

4.	Income Taxes

The income tax provision for 2005, 2004 and 2003 consisted of the following:

	December 31,
	2005	2004	2003
Current:
Federal	$17,142	$4,494	$3,607
State	821	524	404
	17,963	5,018	4,011
Deferred	(9,247)	8,887	2,889
Income tax provision	$8,716	$13,905	$6,900

A reconciliation of the income tax provision as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

	December 31,
	2005	2004	2003
Federal income tax at statutory rate	$6,352	$10,616	$5,089
State income taxes, net of federal income tax benefit	272	455	218
Non-deductible per diem paid to drivers	1,980	1,948	2,168
Federal and state income tax credits	(131)	(740)	(204)
Other, net	243	1,626	(371)
Income tax provision	$8,716	$13,905	$6,900

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2005 and 2004 consisted of the following:

		December 31,
Deferred tax assets:	2005	2004
Allowance for doubtful accounts	$1,913	$755
Insurance and claims reserves	24,870	17,713
Net operating loss and credit carry forwards	3,535	4,002
Total deferred tax assets	$30,318	$22,470

	December 31,
	2005	2004
Deferred tax liabilities:
Book over tax basis of property and equipment	$61,842	$64,176
Deductible goodwill amortization	8,514	8,117
Prepaid license fees	4,639	4,076
Other	895	920
Total deferred tax liabilities	$75,890	$77,289

At December 31, 2005, the Company had approximately $31,649 of state operating loss carry forwards and $2,423 of state tax credit carry forwards. The state loss carry forwards may be carried forward between 5 and 20 years, depending on the state, and may be used to offset otherwise taxable income. Some state tax credit carry forwards expire after 10 years while others will never expire, depending on the state. These credit carry forwards may be used in future years to offset the Company’s regular state tax liability.

5.	Long-Term Debt

Long-term debt at December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004
Obligation under line of credit with a group of banks, maturing October 2009	$1,900	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.52% and 5.29% at December 31, 2005 and 2004, respectively, due in monthly installments with final maturities at various dates through July 2011, secured by related revenue equipment
with a net book value of $99.0 million	100,904	89,618
Mortgage note payable, interest rate of 6.73% at December 31, 2005 and 2004, due in monthly installments through October 2010, with final payment of
$6.3 million, secured by real estate with a net book value of $13.2 million	8,112	8,421
Mortgage note payable, interest rate of 6.26% and 5.88% at December 31, 2005 and
2004, respectively, due in monthly installments through December 2030,
secured by real estate with a net book value of $16.4 million	17,000	12,466
Capital lease obligations maturing through November 2007	2,661	3,922
Note payable maturing July, 2006	1,475	—
Other	103	139
	132,155	114,566
Less: current maturities of long-term debt	(17,111)	(13,482)
	$115,044	$101,084

Line of Credit

On October 14, 2004, the Company entered into a $100,000 senior secured revolving credit facility with a group of banks, which replaced the prior $100,000 credit facility that was scheduled to mature in March 2007. The facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25% or LIBOR plus an applicable margin of 0.88% to 2.00% based on the Company’s lease adjusted leverage ratio. At December 31, 2005, the applicable margin was 0.00% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25% and 0.25%, respectively, at December 31, 2005). The facility matures in October 2009. At December 31, 2005, $47.5 million in letters of credit were outstanding under the credit facility with $50.6 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

Covenants and Restrictions

The senior secured revolving credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios and a leverage ratio. It also restricts the ability of the Company and its subsidiaries to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business) or other business combination transactions and to incur liens and future indebtedness. As of December 31, 2005, the Company was in compliance with the revolving credit facility covenants.

Debt Maturities

As of December 31, 2005, the scheduled principal payments of long-term debt are as follows:

2006	$17,111
2007	15,985
2008	17,769
2009	25,871
2010	27,090
Thereafter	28,329
Total	$132,155

6.	Loss on Extinguishment of Debt

The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs when lines of credit were retired before their scheduled maturity dates follow:

	Year Ended December 31,
	2005	2004	2003
Prepayment penalties	$201	$275	$—
Unamortized deferred financing costs	93	179	—
	$294	$454	$—

7.	Accounts Receivable Securitization

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

The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. The Company can borrow up to $100,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because the term, subject to annual renewals, is 364 days. As of December 31, 2005, the Company’s borrowings under the Securitization Facility were $45,000 with $55,000 available to borrow.

The Securitization Facility requires certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of December 31, 2005, the Company was in compliance with the Securitization Facility covenants.

8.	Comprehensive Income

Comprehensive income consisted of the following components (net of related tax effects) for the years ended December 31, 2005, 2004 and 2003, respectively:

	Year Ended December 31,
	2005	2004	2003
Net income	$9,432	$16,426	$7,643
Net gain on current period cash flow hedges	—	—	—
Amortization of hedge de-designation	—	—	100
Total	$9,432	$16,426	$7,743

9.	Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through December 2012. Rental expense under non-cancelable operating leases was approximately $78,062, $81,258 and $84,579 for 2005, 2004 and 2003, respectively. Revenue equipment lease terms are generally 3 to 4 years for tractors and 5 to 7 years for trailers. The lease terms represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Substantially all revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $36,089 at December 31, 2005. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years and thereafter are as follows:

	Revenue Equipment	Other	Total
2006	$63,316	$10,695	$74,011
2007	43,769	7,862	51,631
2008	23,995	4,726	28,721
2009	16,250	2,477	18,727
2010	6,810	714	7,524
Thereafter	4,437	79	4,516

10.	Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12,750 in cash. Following the transaction, Xpress Global Systems continues to provide transportation, warehousing and distribution services to the floorcovering industry and pooled distribution services to commercial accounts through its network of terminal locations in North America.

In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business. The Company incurred a one-time (pre-tax) charge, net of proceeds from this transaction, in the amount of $2,787, the components of which are summarized as follows:

Proceeds from sale	$12,750
Less:
Severance expense	400
Provision for loss on future lease commitments	5,287
Write-off of goodwill and other intangibles	5,033
Loss on disposal of fixed assets	1,830
Provision for estimated loss on liquidation of receivables	2,025
Other expenses	962
Loss on sale and exit of business	$(2,787)

See the following summary of components related to the sale and exit from the airport-to-airport business. Of the accruals below, $2,100 is included in other long term liabilities on the Company’s consolidated balance sheet, with the remainder in other accrued liabilities as of December 31, 2005:

	May 31, 2005 Reserve	2005 Reserve Additions		2005 Payment	December 31, 2005 Reserve
Severance	400	15		(415)	—
Future lease commitments	5,287	(15)		(3,780)	1,492
Other related exit costs	962	—		(797)	165
Minimum contractual amounts	5,033	73	(1)	(3,268)	1,838

(1) The component of the minimum contractual amounts liability represents interest accretion as of December 31, 2005.

  11.  Other Assets

Other assets consisted of the following:

		December 31,
	2005	2004
Deferred financing costs, net	$1,002	$1,585
Investment in unconsolidated affiliates	19,451	12,666
Notes receivable	1,129	918
Deposits	922	1,332
Commissions	13	38
Cash surrender value	2,512	2,444
Customer intangible	421	983
Total other assets	$25,450	$19,966

12.	Equity and Cost Investments

In January 2002, the Company acquired a 49% interest in C.W. Johnson Xpress, LLC, (“CW Johnson”) for $49 in cash. The Company provides certain services to CW Johnson, including line-haul services, owner-operator services, and back-office support services. As of December 31, 2005 and December 31, 2004, amounts due to the Company for these services were approximately $4,662 and $2,300, respectively.

On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company’s approximately 12% interest is $5,900 and carried on a cost basis. The Company earned revenues of approximately $15,000, $16,000 and $26,000 from Transplace in 2005, 2004 and 2003, respectively, for providing transportation services. As of December 31, 2005 and 2004, amounts due to the Company in trade receivables from Transplace were approximately $5,400 and $4,400 respectively. As of December 31, 2005 approximately $2,900 is due to the Company related to a loan issued during 2005. There have been no triggering events to indicate that this investment has been impaired.

In December 2004, the Company acquired a 49.0% interest in Arnold Transportation Services, Inc. (“Arnold”) and its affiliated companies for $6,200 in cash. Arnold is a truckload carrier that provides primarily short-haul regional and dedicated dry van service in the Southwest, Southeast and Northeast. Certain members of Arnold’s current management team control the remaining 51% interest and a majority of the board of directors. The Company has not guaranteed any of Arnold’s debt and has no obligation to provide funding, services or assets. Under the agreement with Arnold’s management, the Company has a three-year option to acquire 100% of Arnold by purchasing management’s interest at a specified price plus an agreed upon annual return. The Company sold tractors and satellite units to Arnold for $2,300 and $41 during 2005 and recognized a gain of $116. The Company performed maintenance services in the amount of $97 on Arnold assets, of which all has been paid as of December 31, 2005. Total expenses to Arnold in 2005 for transportation services were $128, of which $83 is owed to Arnold by the Company as of December 31, 2005. As of December 31, 2005, amounts due the Company from Arnold were $6 for miscellaneous expenses.

During the second quarter of 2005, the Company completed the acquisition of a 49.0% interest in Total Transportation of Mississippi and affiliated companies (“TTMS” or “Total Transportation”). Certain members of the TTMS management team control the remaining 51% interest and a majority of the board of directors. The Company has not guaranteed any of TTMS’ debt and has no obligation to provide funding, services or assets. Under the agreement with the TTMS management team, the Company has an option to acquire 100% of TTMS by purchasing management’s interest at a specified price plus an agreed upon annual return. This option expires in the fourth quarter of 2008. During the quarter ended June 30, 2005, the Company issued a loan to TTMS in the amount of $2,250 that was subsequently repaid in the same period. The Company sold satellite units to Total for $9 during 2005 and recognized a gain of $9. Total expenses to TTMS in 2005 for transportation services were $132, of which $7 is owed to TTMS by the Company as of December 31, 2005. The Company earned revenues of $33 during 2005 from TTMS for transportation services. As of December 31, 2005, amounts due the Company from TTMS were $14. The Company received management fees in the amount of $204 in 2005.

The Company has accounted for its investments in CW Johnson, Arnold, and TTMS using the equity method of accounting. As the Company has accounted for these investments using the equity method of accounting, the Company’s financial results include its proportionate share of income (loss) resulting from its investments. As discussed in Note 20, the Company became the majority shareholder of Arnold and TTMS in February 2006.

See Arnold’s and TTMS’ combined summarized financial information below subsequent to the respective dates of the Company’s investments.

	Year Ended December 31,
	2005	2004
Current Assets	$56,135	$34,073
Non-current Assets	135,895	86,156
Current Liabilities	55,284	50,397
Non-current Liabilities	125,321	67,414
Total Equity	11,425	2,418
Revenue	296,479	12,848
Operating Expenses	279,776	12,623
Operating Income	16,703	225
Net Income	5,986	(90)

13.	Related Party Transactions

U.S. Xpress and Xpress Global Systems lease certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $932, $886 and $878 was recognized in connection with these leases during 2005, 2004 and 2003, respectively.

The two principal stockholders of the Company own 100% of the outstanding common stock of Innovative Processing Solutions (“IPS”), formerly Transcommunications. The Company utilizes IPS charge cards for over-the-road fuel purchases, driver advances and driver payroll. The Company paid IPS $203, $219 and $245 in fees for these services in 2005, 2004 and 2003, respectively.

IPS also provides communications services to the Company and its drivers. Total payments by the Company to IPS for these services were approximately $208, $802 and $1,019 in 2005, 2004 and 2003, respectively. As of December 31, 2005 and 2004, the Company owed IPS approximately $3 and $27, respectively, for the aforementioned services.

14.	Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company has letters of credit of $47,500 outstanding as of December 31, 2005. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had commitments outstanding at December 31, 2005 to acquire revenue equipment for approximately $360,700 in 2006, $139,500 in 2007 and $0 in 2008. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. In addition, the Company had commitments of $1,700 as of December 31, 2005 under contracts related to the development and improvement of facilities, which are non-cancelable.

15.	Derivative Financial Instruments

During 2002 and 2003, the Company used derivative financial instruments to manage exposure to changes in interest rates. The Company does not use them for trading or speculative purposes.

On March 29, 2002, the Company entered into a revolving credit agreement. Prior to that date, the Company designated its interest rate swap agreements as cash flow hedges, in which changes in fair value were recognized in other comprehensive income. In connection with entering into the revolving credit agreement, the outstanding interest rate swap agreements ceased to qualify as cash flow hedge instruments because they were not matched to the terms of the new debt. Accordingly, they were not designated as hedging instruments, resulting in the amounts included in other comprehensive income being amortized to interest expense over the remaining terms of the respective agreements with any future changes in the market value also reflected as interest expense in the consolidated statements of operations. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $0, $0, and $(201), respectively, to interest expense in conjunction with the de-designation of the interest rate swap agreements.

The Company’s interest rate swap agreements expired during the year ended December 31, 2003. Prior to the expiration, the Company received interest payments at rates equal to LIBOR, reset quarterly, and paid interest at fixed amounts as indicated below:

Notional Amounts	Fixed Rate Component %	Variable Rate Component %	Effective Date	Expiration Date
$10,000	5.730	1.6338	February 6, 1998	February 6, 2003
15,000	5.705	1.6338	February 6, 1998	February 6, 2003
10,000	5.145	1.6338	August 6, 1999	February 6, 2003
10,000	5.565	1.8900	September 8, 1998	September 8, 2003

As of December 31, 2005, the Company had no outstanding interest rate swap agreements.

16.	Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions and become vested in employer matching contributions over a period of six years. The Company recognized $1,856, $1,667 and $1,256 in expense under this employee benefit plan for 2005, 2004 and 2003, respectively, which has been included in salaries, wages and benefits in the accompanying consolidated statements of operations.

17.	Stockholders’ Equity

Common Stock

Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to two votes per share. Once the Class B Common Stock is no longer held by the two principal stockholders of the Company or their families, as defined, the stock is automatically converted into Class A Common Stock on a share for share basis.

In December 2004, the Company completed an offering of 4,600,000 shares of its Class A Common Stock at $25.25 per share. Of these shares, the Company sold 2,000,000 shares; Patrick E. Quinn, the Company’s Co-Chairman, President and Treasurer and Max L. Fuller, the Company’s Co-Chairman and Chief Executive Officer, sold 950,000 and 1,450,000 shares, respectively; and related family partnerships sold 200,000 shares. The offering generated net proceeds to the Company of approximately $47,700. The proceeds were used to repay outstanding borrowings under the Company’s Securitization Facility and to retire debt on certain mortgage notes and revenue equipment installment notes.

In May 2004, the Board of Directors authorized the Company to repurchase up to $10,000 of its Class A Common Stock. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or for general corporate purposes, as the Board of Directors may determine. In June 2004, the Company repurchased 50,000 shares of Class A Common Stock for $654. In 2005, the Company repurchased 145,000 shares for approximately $1,700 under this authorization.

In July 2005, the Board of Directors authorized the Company to repurchase up to $15,000 of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. The Company is currently permitted to repurchase approximately $4,300 of our Class A common stock shares under the Board’s authorization. The repurchased shares may be used for issuances under the Company’s incentive stock plan or for other general corporate purposes, as the Board may determine. During 2005, the Company repurchased 948,686 shares for approximately $12,400 of which 145,000 shares for approximately $1,700 were purchased under the May 2004 Board authorization, which subsequently expired. In the first quarter of 2006, the Company repurchased 100,000 shares for approximately $1,600.

In June 2005, the Company issued 10,000 shares of restricted stock to certain employees. The market value of these shares on the date of issuance was $11.15 per share. This amount is being amortized using the straight-line method over the vesting period from the date of issuance as additional compensation expense. The unamortized value of $80 is included as a component of stockholders’ equity.

Preferred Stock

Effective December 31, 1993, the Board of Directors approved the designation of 2,000,000 shares of preferred stock with a par value of $.01 per share. The Board of Directors has the authority to issue these shares and to determine the rights, terms and conditions of the preferred stock as needed.

The Company maintains the U.S. Xpress Enterprises, Inc. 2002 Stock Incentive Plan (the “2002 Plan”). There may be issued under the 2002 Plan an aggregate of not more than 1,000,000 shares of Class A Common Stock. Participants of the 2002 Plan may include key employees as selected by the compensation committee of the Board of Directors. Under the terms of the 2002 Plan, the Company may issue restricted shares of common stock, grant options or issue performance grants to participants in amounts and for such prices as determined by the compensation committee. All options will vest immediately in the event of a change in control of the Company, or upon the death, disability or retirement of the employee. In May 2003, the Company registered the 1,000,000 shares of Class A Common Stock under the 2002 Plan.

Under a 1993 sale of restricted stock to certain stockholder employees, notes receivable from stockholders were issued. The notes bear interest at 6.0% and are due to the Company upon demand. As of December 31, 2005 and 2004, amounts outstanding under the notes were $17 and $47, respectively.

Non-Employee Directors Stock Plan

In May 2003, the Company adopted the 2003 Non-Employee Directors Stock Award and Option Plan (the “2003 Directors Stock Plan”). The terms of the 2003 Directors Stock Plan are consistent with the Company’s prior non-employee directors’ stock plan, including 50,000 shares of Class A Common Stock available for option or issue.

The 2003 Directors Stock Plan provides for the grant of 1,200 options to purchase the Company’s Class A Common Stock to each non-employee director upon the election or re-election of each such director to the board. The exercise price of options issued under the Directors Stock Plan is set at the fair market value of the Company’s stock on the date granted. Options vest ratably on each of the first, second and third anniversaries of the date of grant.

If a Board member elects to receive Board-related compensation in the form of stock, the number of shares issued to each director in lieu of cash is determined based on the amount of earned compensation divided by the fair market value of the Company’s stock on the date compensation is earned.

Employee Stock Purchase Plan (“ESPP”)

In May 2003, the Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s class A common stock at a 15.0% discount of the fair market value, as defined. Consistent with the previous ESPP plan, common stock is purchased for employees in January and July of each year and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25 per calendar year. The Company has reserved 500,000 shares of Class A Common Stock under the terms of the 2003 Plan. In January and July 2005, employees purchased 5,438 and 9,515 shares of the Company’s Class A Common Stock at $12.78 and $10.12 per share, respectively. In January 2006, employees purchased 9,057 shares of the Company’s Class A Common Stock at $10.12 per share.

Stock Options

Stock options generally vest over periods ranging from three to six years and expire ten years from the date of grant. As options were granted at fair value, no compensation expense has been recognized. A summary of the Company’s stock option activity for 2005, 2004 and 2003 follows:

	Shares	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 2002	837,876	$4.72 — 20.88	$9.97
Granted at market price	13,600	11.06 — 12.63	12.21
Exercised	(146,412)	4.72 — 11.50	6.13
Canceled or expired	(16,955)	6.50 — 20.88	16.17
Outstanding at December 31, 2003	688,109	6.50 — 20.88	14.93
Granted at market price	232,600	13.03 — 13.90	13.89
Exercised	(168,294)	6.50 — 15.00	9.65
Canceled or expired	(27,225)	6.50 — 11.50	10.47
Outstanding at December 31, 2004	725,190	6.50 — 20.88	12.04
Granted at market price	28,600	11.15 — 15.00	11.90
Exercised	(110,172)	6.50 — 19.13	10.50
Canceled or expired	(20,872)	11.50 — 13.90	12.49
Outstanding at December 31, 2005	622,746

The following is a summary of the stock options outstanding at December 31, 2005:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$6.50 — $ 8.06	119,275	4.1	$7.24	119,275	$7.24
$11.06 — $13.90	432,271	7.2	12.69	405,071	12.78
$15.00 — $20.88	71,200	2.2	18.60	66,350	18.86

As of December 31, 2005, 590,696 of the options outstanding were exercisable with a weighted average exercise price of $12.34 per share. As of December 31, 2004, 448,461 of the options outstanding were exercisable with a weighted average exercise price of $11.63 per share. As of December 31, 2003, 449,033 of the options outstanding were exercisable with a weighted average exercise price of $14.31 per share.

On October 25, 2005, the Board of Directors of the Company approved the accelerated vesting of certain outstanding stock options previously granted under the 2002 Plan. The decision accelerates the vesting of all unvested options granted under the 2002 Plan before October 25, 2005, except options held by non-employee directors of the Company and certain recently hired employees. The closing price of the Company's stock on October 25, 2005 was $11.60. The decision to accelerate the vesting of the affected options was based upon a recommendation of the Compensation Committee of the Company’s Board of Directors, which committee consists entirely of independent, non-employee directors.

As a result of the acceleration, unvested options to purchase 231,440 shares of the Company's Class A Common Stock, which otherwise would have vested from time to time over the next sixteen months, became fully vested and immediately exercisable. The affected stock options have exercise prices ranging from $11.50 to $13.90 per share, and a weighted average exercise price of $13.04. The affected options include options to purchase 124,802 shares of the Company's Class A Common Stock held by the Company's executive officers, having a weighted average exercise price of $13.23. The Company would have recognized compensation expense in the amounts of $850, $166, and $3 in 2006, 2007, and 2008, respectively. This acceleration was effective as of October 25, 2005.

The Company’s decision to accelerate the vesting of affected employee stock options was primarily to eliminate or reduce the compensation expense relating to such options that the Company would otherwise be expected to record in its statements of operations for future periods upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R will be effective for the Company beginning in the first quarter of 2006, and will require that compensation expense associated with stock options be recognized in the statements of operations, rather than as a footnote disclosure in consolidated financial statements.

18.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, customer and other receivables, accounts payable, accrued liabilities, and securitization facility are reasonable estimates of their fair values because of the short maturity of these financial instruments. Based on the borrowing rates available to the Company for long-term debt with similar terms and average maturities, the carrying amounts approximate the fair value of such financial instruments.

19.	Operating Segments

The Company has two reportable segments based on the types of services it provides, to its customers: U.S. Xpress, which provides truckload operations throughout the continental United States and parts of Canada and Mexico, and Xpress Global Systems, which provides transportation services to the floorcovering industry.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	U.S. Xpress	Xpress Global Systems	Consolidated
Year Ended December 31, 2005
Revenues – external customers	$1,038,843	$125,389	$1,164,232
Intersegment revenues	19,788	—	19,788
Operating income (loss)	36,520	(13,498)	23,022
Depreciation and amortization	44,484	2,177	46,661
Goodwill at carrying value	67,328	4,815	72,143
Total assets	583,320	24,064	607,384
Capital expenditures	124,887	1,667	126,554

Year Ended December 31, 2004
Revenues – external customers	$947,090	$158,566	$1,105,656
Intersegment revenues	19,352	—	19,352
Operating income (loss)	44,399	(5,048)	39,351
Depreciation and amortization	42,546	2,551	45,097
Goodwill at carrying value	67,328	6,868	74,196
Total assets	502,758	47,952	550,710
Capital expenditures	104,499	3,081	107,580

Year Ended December 31, 2003
Revenues – external customers	$792,667	$137,842	$930,509
Intersegment revenues	35,193	—	35,193
Operating income	21,655	2,501	24,166
Depreciation and amortization	35,649	1,624	37,273
Goodwill at carrying value	67,328	6,853	74,181
Total assets	380,129	50,484	430,613
Capital expenditures	103,535	2,992	106,527

The Company does not separately track domestic and foreign revenues from external customers or domestic and foreign long-lived assets. Providing such information would be impracticable, and the Company believes its foreign operations are immaterial to the Company’s financial condition.

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $7,666, $9,223 and $9,873 in 2005, 2004 and 2003, respectively, and the early extinguishment of debt of $294 and $454 in 2005 and 2004, respectively, which are considered corporate expenses.

20.	Subsequent Events

Subsequent to December 31, 2005, and in accordance with the July 2005 Board approved stock repurchase authorization, the Company repurchased 100,000 shares of its Class A common stock. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or general corporate purposes, as the Board may approve.

In the fourth quarter of 2004, the Company acquired 49% of the outstanding stock of ATS Acquisition Holding Co. ("ATS"), the parent company of Arnold. In the second quarter of 2005, the Company acquired 49% of the outstanding stock of Transportation Investments Inc. ("TII"), the parent company of Total Transportation, and certain affiliated companies (together with TII, the "Total Companies"). Certain members of Arnold’s current management team controlled the remaining 51% interest as well as a majority of the board of directors of ATS, and certain members of the TTMS management team controlled the remaining 51% interest and a majority of the boards of directors of the Total Companies. The Company did not guarantee any of ATS' or the Total Companies' debt and did not have any obligation to provide funding, services, or assets. The Company accounted for ATS' and the Total Companies' operating results using the equity method of accounting.

On February 28, 2006, the Company increased its ownership interest in both ATS and the Total Companies for approximately $7.9 million in cash. In the transactions, the Company increased its holdings to 80% of the outstanding stock of ATS and the Total Companies through the purchase of stock owned by the current management teams of Arnold and TTMS. The Arnold and TTMS management teams continue to hold 20% of the outstanding stock of ATS and the Total Companies, respectively. In connection with these transactions, ATS and the Total Companies will become parties to and guarantors of our revolving credit facility. The Company has guaranteed approximately $20 million of ATS’ and the Total Companies’ debt under their respective credit facilities in order to obtain required consents from their lenders to permit ATS and the Total Companies to guarantee our revolving credit facility.

The Arnold management team, led by President and Chief Executive Officer Mike Walters, and the TTMS management team, led by Co-Chief Executive Officers Rick Kale and John Stomps, continue to manage their respective operations and utilize their existing facilities. In connection with increasing its investments in ATS and the Total Companies, the Company issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under its 2002 Stock Incentive Plan.  The restricted shares vest over time contingent upon continued employment.  The Company expects to record compensation expense in accordance with SFAS 123R in relation to these shares. Commencing March 1, 2006, the Company will account for ATS' and the Total Companies' operating results on a consolidated basis.

In the transactions, the Company also obtained the right to elect a majority of the members of the board of directors of ATS. The Company retains options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If the Company fails to exercise such options prior to such dates, the members of the current Arnold and TTMS management teams will have similar options to repurchase the Company’s interests in ATS and the Total Companies.

21.	Quarterly Financial Data (Unaudited)

			Quarter Ended
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2005
Operating revenue	$269,144	$279,884	$297,240	$317,964	$1,164,232
Income from operations	(2,342)	1,339	9,301	14,724	23,022
Income before income taxes	(3,867)	703	7,975	13,337	18,148
Net income	(2,127)	482	3,999	7,078	9,432
Earnings per share – basic	$(.13)	$0.03	$0.25	$0.46	$.59
Earnings per share - diluted	$(.13)	$0.03	$0.25	$0.46	$.59

Year Ended December 31, 2004
Operating revenue	$234,671	$270,294	$288,375	$312,316	$1,105,656
Income from operations	3,496	10,259	12,424	13,172	39,351
Income before income taxes	1,481	7,842	10,069	10,939	30,331
Net income	800	4,237	5,438	5,951	16,426
Earnings per share – basic	$0.06	$0.30	$0.39	$0.41	$1.16
Earnings per share - diluted (1)	$0.06	$0.30	$0.38	$0.40	$1.14

(1)The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that U.S. Xpress Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). U.S. Xpress Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that U.S. Xpress Enterprises, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, U.S. Xpress Enterprises, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated March 10, 2006, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

March 10, 2006

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

Based on their evaluation as of December 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, in which they expressed an unqualified opinion. This report is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the sections entitled “Election of Directors - Nominees for Directorships,” “Corporate Governance – Our Executive Officers,” “Corporate Governance – The Board of Directors and Its Committees – The Audit Committee,” “Corporate Governance – Compliance with Section 16(a) of the Exchange Act”, and “Corporate Governance – Code of Ethics” in our definitive Proxy Statement for the annual meeting of stockholders to be held May 2, 2006 (the “2006 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information set forth under the sections entitled “Corporate Governance - Director Compensation” and “Executive Compensation” of the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the sections entitled “Security Ownership of Certain Beneficial Owners and Management” of the 2006 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as to our equity compensation plans as of the end of the fiscal year ended December 31, 2005, under which shares of our Class A common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of the outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1993 and 2002 Incentive Stock Plans; and 1995 and 2003 Non-Employee Directors Stock Award and Option Plans)	622,746	$12.32	554,151
Equity Compensation Plans not approved by security holders (1)	—	—	—
Total	622,746	$12.32	554,151

(1)	We do not have any equity compensation plans not approved by our stockholders.

   ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the sections entitled “Executive Compensation – Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” of the 2006 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the section entitled “Relationships with Independent Registered Public Accounting Firm - Principal Accountant Fees and Services” of the 2006 Proxy Statement is incorporated herein by reference.

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

(b)	Exhibits

The following exhibits are filled with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit No. Description
(1)	3.1	Restated Articles of Incorporation of the Company.
(12)	3.2	Restated Bylaws of the Company.
(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 and incorporated herein by reference.
(12)	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 and incorporated herein by reference.
(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn.
(1)	10.1	1993 Incentive Stock Plan*.
(1)	10.2	Form of Stock Option Agreement under 1993 Incentive Stock Plan*.
(1)	10.3	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under 1993 Incentive Stock Plan*.
(12)	10.4	1995 Non-Employee Directors Stock Award and Option Plan.
(2)	10.5	2002 Stock Incentive Plan*.
(12)	10.6	Form of Stock Option Agreement under 2002 Stock Incentive Plan. *
(3)	10.7	2003 Employee Stock Purchase Plan*.
(4)	10.8	2003 Non-Employee Directors Stock Award and Option Plan.
(12)	10.9	Form of Stock Option Agreement under 2003 Non-Employee Directors Stock Award and Option Plan.
(5)	10.10

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

Exhibit No. Description
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

(13)	10.33

First Amendment to Purchase and Merger Agreement dated December 7, 2004, by and among Arnold Holdings, LLC, Arnold Transportation Holdings, Inc., Arnold Transportation Services, Inc., ATS Acquisition Holding Co., ATS Merger Co., and all of the members of the Arnold Holdings, LLC.

(13)	10.34	Stock Purchase, Contribution, and Exchange Agreement dated October 21, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and certain members of Arnold Holdings, LLC.
(13)	10.35

First Amendment to Stock Purchase, Contribution, and Exchange Agreement dated December 7, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and certain members of Arnold Holdings, LLC.

Exhibit No.		Description
(13)	10.36	Stockholders’ Agreement dated October 21, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and all other stockholders of ATS Acquisition Holding Co.
(13)	10.37	First Amendment to Stockholders’ Agreement dated December 7, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and all other stockholders of ATS Acquisition Holding Co.
(14)	10.38	Asset purchase agreement dated May 27, 2005 by and among Forward Air, Inc., Xpress Global Systems, Inc., U.S. Xpress Enterprises, Inc., and certain persons set forth therein.

(14)	10.39

First Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company and Fleet National Bank, LaSalle Bank, National Association, Bank Banking and Trust Company, National City Bank and Regions Financial Corporation as Lenders, and SunTrust Bank as Lender and Administrative Agent for the Lenders.

(14)	10.40	Waiver and Consent by and between the Company and SunTrust Bank, as Administrative Agent for the Lenders.
(14)	10.41

Omnibus Amendment No. 1 among Xpress Receivables, LLC as Borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc. as Servicers, Three Pillars Funding LLC as Lender and SunTrust Capital Markets, Inc. as agent and administrator for Lender.

(15)	10.42

Second Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank and Regions Financial Corporation as Lenders, and SunTrust Bank as Lender and Administrative Agent for the Lenders.

#	10.45

Second Amendment to Loan Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc., as initial servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator.

#	21	Subsidiaries of the registrant.
#	23	Consent of Ernst & Young LLP
	31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	99	Total Transportation Report of Independent Registered Public Accounting Firm

*	Indicates management contract or compensatory plan or arrangement.
#	Filed herewith.
(1)	Filed in Registration Statement, Form S-1, on May 20, 1994 (SEC File No. 33-79208).
(2)	Filed as Annex A to the 2002 Proxy Statement on April 15, 2002 (SEC Commission File No. 0-24806).
(3)	Filed as Annex A to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).
(4)	Filed as Annex B to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).
(5)	Filed in Form 10-Q on May 15, 2002 (SEC Commission File No. 0-24806).
(6)	Filed in Form 10-Q on November 14, 2002 (SEC Commission File No. 0-24806).
(7)	Filed in Form 10-K on March 15, 2004 (SEC Commission File No. 0-24806).
(8)	Filed in Form 10-Q on November 14, 2003 (SEC Commission File No. 0-24806).
(9)	Filed in Form 10-Q on May 10, 2004 (SEC Commission File No. 0-24806).
(10)	Filed in Form 10-Q on August 14, 2000 (SEC Commission File No. 0-24806).
(11)	Filed in Form 8-K on October 20, 2004 (SEC Commission File No. 0-24806).
(12)	Filed in Form 10-Q on November 9, 2004 (SEC Commission File No. 0-24806).
(13)	Filed in Form 10-K on March 15, 2005 (SEC Commission File No. 0-24806)
(14)	Filed in Form 10-Q on August 10, 2005 (SEC Commission File No. 0-24806)
(15)	Filed in Form 10-Q on November 9, 2005 (SEC Commission File No. 0-24806)

(c)	Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED

DECEMBER 31, 2005, 2004 AND 2003

(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost/Expenses	Charged to Other(1)	Deductions(2)	Balance at End of Period
FOR THE YEAR ENDED 12/31/05
Reserve for doubtful accounts	$3,357	$6,658	$121	$4,007	$6,129

FOR THE YEAR ENDED 12/31/04
Reserve for doubtful accounts	2,782	1,796	72	1,293	3,357

FOR THE YEAR ENDED 12/31/03
Reserve for doubtful accounts	3,118	1,357	95	1,788	2,782

(1)	Recoveries on accounts written off

(2)	Accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2006.

U.S. XPRESS ENTERPRISES, INC.

Date: March 16, 2006	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PATRICK E. QUINN	Co-Chairman of the Board of Directors,	March 16, 2006
Patrick E. Quinn	President and Treasurer

/s/ MAX L. FULLER	Co-Chairman of the Board of Directors,	March 16, 2006
Max L. Fuller	Chief Executive Officer and Secretary

/s/ RAY M. HARLIN	Executive Vice President of Finance and Chief Financial Officer (principal financial	March 16, 2006
Ray M. Harlin	and accounting officer)

/s/ JAMES E. HALL	Director	March 16, 2006
James E. Hall

/s/ JOHN W. MURREY, III	Director	March 16, 2006
John W. Murrey, III

/s/ ROBERT J. SUDDERTH, JR.	Director	March 16, 2006
Robert J. Sudderth, Jr.