Form 10-Q
period 2006-03-31
US XPRESS ENTERPRISES INC
filed 2006-05-10
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number: 0-24806

(Exact name of registrant as specified in its charter)

Nevada	62-1378182
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

4080 Jenkins Road
Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

(423) 510-3000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[ X ]           No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes[ ]             No [ X ]

As of March 31, 2006, 12,265,466 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

2

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Operating Revenue:
Revenue, before fuel surcharge	$262,466	$248,506
Fuel surcharge	37,244	20,638
Total operating revenue	299,710	269,144

Operating Expenses:
Salaries, wages, and benefits	102,854	95,308
Fuel and fuel taxes	66,337	47,369
Vehicle rents	18,398	17,456
Depreciation and amortization	11,875	11,336
Purchased transportation	46,599	51,672
Operating expense and supplies	19,235	19,533
Insurance premiums and claims	13,268	10,582
Operating taxes and licenses	3,663	3,264
Communications and utilities	2,872	2,997
General and other operating	9,852	11,581
Total operating expenses	294,953	271,098

Income (Loss) from Operations	4,757	(1,954)

Interest expense, net	3,098	2,028
Early extinguishment of debt	—	201
Equity in loss (income) of affiliated companies	217	(316)
Minority interest	139	—
	3,454	1,913

Income (loss) before income taxes	1,303	(3,867)

Income tax provision	569	(1,740)

Net Income (Loss)	$734	$(2,127)

Earnings (Loss) Per Share - basic	$0.05	$(0.13)
Weighted average shares - basic	15,325	16,247
Earnings (Loss) Per Share - diluted	$0.05	$(0.13)
Weighted average shares - diluted	15,511	16,247

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

Assets	March 31, 2006	December 31, 2005
	(Unaudited)
Current Assets:
Cash and cash equivalents	$15,900	$9,488
Customer receivables, net of allowance	149,337	140,263
Other receivables	16,964	14,552
Prepaid insurance and licenses	13,829	14,701
Operating and installation supplies	6,899	3,693
Deferred income taxes	26,204	9,046
Other current assets	14,342	11,227
Total current assets	243,475	202,970

Property and Equipment, at cost:
Land and buildings	70,445	53,128
Revenue and service equipment	426,107	319,118
Furniture and equipment	32,556	31,006
Leasehold improvements	28,287	25,224
Computer software	34,271	31,620
	591,666	460,096
Less accumulated depreciation and amortization	(147,025)	(153,275)
Net property and equipment	444,641	306,821

Other Assets:
Goodwill, net	90,267	72,143
Other	23,963	25,450
Total other assets	114,230	97,593

Total Assets	$802,346	$607,384

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

Liabilities and Stockholders' Equity	March 31, 2006	December 31, 2005
	(Unaudited)
Current Liabilities:
Accounts payable	$43,052	$28,172
Book overdraft	—	11,789
Accrued wages and benefits	18,992	14,328
Claims and insurance accruals	41,186	36,071
Other accrued liabilities	5,969	12,375
Securitization facility	81,000	45,000
Current maturities of long-term debt	41,915	17,111
Total current liabilities	232,114	164,846

Long-Term Debt, net of current maturities	189,572	115,044

Deferred Income Taxes	101,402	54,618

Other Long-Term Liabilities	4,965	2,499

Claims and Insurance Accruals, long-term	39,893	37,965

Minority Interest	2,417	—

Stockholders' Equity:

Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 15,908,541 and 15,870,006 shares
issued at March 31, 2006 and December 31, 2005, respectively	159	159
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at March 31, 2006 and December 31, 2005	30	30
Additional paid-in capital	159,985	159,547
Retained earnings	111,003	110,269
Treasury stock Class A, at cost (3,643,075 and 3,543,075 shares at
March 31, 2006 and December 31, 2005, respectively)	(39,177)	(37,576)
Notes receivable from stockholders	(17)	(17)
Total stockholders' equity	231,983	232,412
Total Liabilities and Stockholders' Equity	$802,346	$607,384

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$734	$(2,127)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	285	(870)
Tax benefit realized from stock options		704
Provision for losses on receivables	339	592
Depreciation and amortization	12,830	12,214
Amortization of restricted stock	27	4
Gain on sale of equipment	(955)	(877)
Minority interest	139	—
Equity in loss (income) of affiliated companies	217	(316)
Change in operating assets and liabilities, net of acquisitions:
Receivables	27,414	19,653
Prepaid insurance and licenses	3,572	471
Operating and installation supplies	(172)	914
Other assets	(455)	(4,920)
Accounts payable and other accrued liabilities	(4,184)	(2,828)
Accrued wages and benefits	620	4,860
Net cash provided by operating activities	40,411	27,474
Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(49,020)	(6,185)
Proceeds from sales of property and equipment	18,416	8,017
Repayment of notes receivable from stockholders	—	30
Acquisition of business, net of cash acquired	(6,806)	—
Net cash (used in) provided by investing activities	(37,410)	1,862
Cash Flows from Financing Activities:
Borrowings under securitization, net of payments	36,000	4,000
Borrowings under long-term debt	945
Payments of long-term debt, net	(20,143)	(27,905)
Additions to deferred financing costs	(410)	—
Book overdraft	(11,789)	(6,370)
Purchase of Class A common stock	(1,601)
Proceeds from issuance of common stock	92	(42)
Proceeds from exercise of stock options	317	958
Net cash provided by (used in) financing activities	3,411	(29,359)
Net Increase (Decrease) in Cash and Cash Equivalents	6,412	(23)
Cash and Cash Equivalents, beginning of period	9,488	66
Cash and Cash Equivalents, end of period	$15,900	$43
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$1,701	$1,174
Cash paid during the period for income taxes	$6,669	$115

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands, except per share amounts)

1. Consolidated Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared by U.S. Xpress Enterprises, Inc. (the "Company"), without audit, in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

2. Organization and Operations

The Company provides transportation services through two business segments: (i) truckload, comprising U.S. Xpress, Inc. ("U.S. Xpress"), Arnold Transportation, Inc. ("Arnold"), and Total Transportation of Mississippi LLC ("Total," and, collectively with U.S. Xpress and Arnold, "Truckload"); and (ii) Xpress Global Systems, Inc. ("Xpress Global Systems"). U.S. Xpress, Arnold, and Total are truckload carriers serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing, and distribution services to the floorcovering industry.

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2006	2005
Net income (loss)	$734	$(2,127)
Denominator:
Weighted average common shares outstanding	15,325	16,247
Equivalent shares issuable upon exercise of stock options and conversion of unvested restricted stock	186	—
Diluted shares	15,511	16,247
Earnings (loss) per share:
Basic	$.05	$(0.13)
Diluted	$.05	$(0.13)

4. Stock-Based Compensation

In December, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123R"), a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") , which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In accordance with SFAS 123R this cost will be recognized over the period for which an employee is required to provide service in exchange for the award. Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective method, and, therefore, did not restate prior period results.

In October 2005, the Company accelerated the vesting of substantially all of the outstanding stock options previously granted under the Company’s 2002 Stock Incentive Plan. As a result of the acceleration, unvested options to purchase 231,440 shares of the Company’s Class A Common Stock, which otherwise would have vested from time to time over the next thirteen months, became fully vested and immediately exercisable as of October 25, 2005. The Company would have recognized compensation expense in the amounts of $850, $166, and $3 in 2006, 2007, and 2008, respectively. The Company’s adoption of SFAS 123R had minimal impact and the expense associated with this adoption in the consolidated statement of operations for the first quarter of 2006 was approximately $15, included in salaries, wages, and benefits.

The Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s Class A common stock at a 15.0% discount of the fair market value, as defined. Such common stock is purchased for employees in January and July of each year, and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25 per calendar year. The Company has reserved 500,000 shares of Class A common stock under the terms of the 2003 Plan. In January 2006, employees purchased 9,057 shares of the Company’s Class A common stock at $10.12 per share.

The Company awarded 10,000 shares of restricted stock in 2005 and an additional 40,466 shares in the three months ended March 31, 2006. These restricted shares have various vesting schedules ranging from four to five years. The Company recognized approximately $20 in compensation expense during the quarter related to restricted stock.

The Company did not grant any stock options during the three months ended March 31, 2006 or 2005.

The fair value of each employee stock option grant was estimated using the Black-Scholes option pricing model as of the date of grant using the following assumptions:

	Three Months Ended March 31,
	2006	2005
Risk-free interest rate	4.0%	3.25%
Expected dividend yield	0.00%	0.00%
Expected volatility	57.10%	58.50%
Expected term (in years)	5.0%	5.0%

Prior to January 1, 2006, the Company applied the intrinsic value based method of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. No stock-based compensation cost was reflected in net income (loss), as all options granted under the plans had a grant price equal to the fair market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS 123R, the Company's net loss and loss per share would have been adjusted to the pro forma amounts for the three months ended March 31, 2005 as indicated below:

8

Three Months Ended
March 31, 2005
Net loss, as reported	$(2,127)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(203)
Net loss, pro forma	$(2,330)
Loss per share:
Basic – as reported	$(0.13)
Basic – pro forma	$(0.14)
Diluted – as reported	$(0.13)
Diluted – pro forma	$(0.14)

The following tables summarize our stock option and restricted stock awards for the three months ended March 31, 2006:

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Aggregate Contractual Term	Remaining Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2005	622,746	$10.80	6.0
Granted	—	—	—
Exercised	(29,270)	$10.04
Forfeited	(2,750)	$6.50
Outstanding at March 31, 2006	590,726	$12.36	6.0	$4,200

Exercisable at March 31, 2006	558,526	$12.38	5.8	$3,960

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	10,000	$11.15
Granted	40,466	$17.06
Vested	—
Forfeited	—
Unvested at March 31, 2006	50,466	$15.89

As of March 31, 2006, the Company had $.2 million and $.8 million in unrecognized compensation expense related to stock options and restricted stock, respectively, and is expected to be recognized over a weighted average period of approximately 3 years for stock options and 4 years for restricted stock.

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $60,175 outstanding at March 31, 2006. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company currently has commitments outstanding to acquire revenue equipment for approximately $338,404 in 2006 and $149,824 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

6. Business Acquisitions

In the fourth quarter of 2004, the Company acquired 49% of the outstanding stock of ATS Acquisition Holding Co. ("ATS"), the parent company of Arnold. In the second quarter of 2005, the Company acquired 49% of the outstanding stock of Transportation Investments Inc. ("TII"), the parent company of Total, and certain affiliated companies (together with TII, the "Total Companies"). Certain members of Arnold’s current management team controlled the remaining 51% interest as well as a majority of the board of directors of ATS, and certain members of the Total management team controlled the remaining 51% interest and a majority of the boards of directors of each of the Total Companies. The Company did not guarantee any of ATS' or the Total Companies' debt and did not have any obligation to provide funding, services, or assets. The Company accounted for ATS' and the Total Companies' operating results using the equity method of accounting.

On February 28, 2006, the Company increased its ownership interest in both ATS and the Total Companies for approximately $7.9 million in cash. In the transactions, the Company increased its holdings to 80% of the outstanding stock of ATS and the Total Companies through the purchase of stock owned by the current management teams of Arnold and Total. The Arnold and Total management teams continue to hold 20% of the outstanding stock of ATS and the Total Companies, respectively. In connection with these transactions, ATS and the Total Companies became parties to, and guarantors of, the Company's revolving credit facility.

In connection with increasing its investments in ATS and the Total Companies, the Company issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under its 2002 Stock Incentive Plan.  The restricted shares vest over time contingent upon continued employment.  The Company recorded compensation expense in accordance with SFAS 123R in relation to these shares.

The acquisition is accounted for under the rules of Financial Accounting Standards Board (FASB) Statement No. 141, “Business Combinations.” The Company’s investment to date in the above mentioned companies totals $21.1 million of which $18.1 million has been allocated to goodwill and $3.0 million has been identified as net assets. This allocation of the purchase price is preliminary as the Company is still reviewing the valuations of certain assets.

The primary reasons for the acquisition and the principal factors that contributed to the recognition of goodwill are as follows:

•	ATS and the Total Companies compliment the Company’s current presence in the United States by creating a denser capacity of revenue equipment and drivers
•	Cost savings will be achieved through the sharing of best practices within the three companies in addition to increased purchasing power

Commencing March 1, 2006, the Company has accounted for its investments in ATS and the Total Companies on a consolidated basis.  The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three month period ended March 31, 2006 and 2005 had the acquisitions taken place as of January 1, 2005 and 2006.

	Three Months Ended March 31,
	2006	2005
Revenue, net of fuel surcharge	$321,359	$310,960
Net Income (loss)	807	(1,993)
Earnings (loss) per share – Basic	.05	(.12)
Earnings(loss) per share – Diluted	.05	(.12)

In the transactions, the Company also obtained the right to elect a majority of the members of the board of directors of ATS. The Company retains options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If the Company fails to exercise such options prior to such dates, the members of the current Arnold and Total management teams will have similar options to repurchase the Company’s interests in ATS and the Total Companies.

7. Operating Segments

The Company has two reportable segments based on the types of services it provides to its customers: Truckload (U.S. Xpress, Arnold, and Total), which provides truckload operations throughout the continental United States and parts of Canada and Mexico; and Xpress Global Systems, which provides transportation, warehousing, and distribution services to the floorcovering industry. Substantially all intersegment sales prices are market based. The Company evaluates performance based on operating income of the respective business units.

	Truckload	Xpress Global Systems	Consolidated
	(Dollars in thousands)
Three Months Ended March 31, 2006
Revenue - external customers	$277,277	$22,433	$299,710
Intersegment revenue	1,275	—	1,275
Operating income	4,388	369	4,757
Total assets	778,988	23,358	802,346
Three Months Ended March 31, 2005
Revenue - external customers	$228,115	$41,029	$269,144
Intersegment revenue	7,643	—	7,643
Operating income (loss)	1,503	(3,457)	(1,954)
Total assets	479,659	51,147	530,806

The difference in consolidated operating income (loss), as shown above, and consolidated income before income tax provision on the consolidated statements of operations consists of net interest expense of $3,098 and $2,028, equity in loss (income) of affiliated companies of $217 and $(316), early extinguishment of debt of $0 and $201, and minority interest of $139 and $0 for the three months ended March 31, 2006 and 2005, respectively.

8. Long-Term Debt

Long-term debt at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Obligation under line of credit with a group of banks, maturing March 2011 at March 31, 2006 and October 2009 at December 31, 2005	$750	$1,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.67% and 5.525% at, March 31, 2006 and December 31, 2005, respectively, due in monthly installments with final maturities at various dates through July 2011, secured by related revenue equipment	202,313	100,904
Mortgage note payable, interest rate of 6.73 % at March 31, 2006 and December 31, 2005, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	8,032	8,112
Mortgage note payable, interest rate of 6.26 % at March 31, 2006 and December 31, 2005	16,929	17,000
Capital lease obligations maturing through November 2007	2,364	2,661
Note payable maturing July 2006	670	1,475
Other	429	103
	231,487	132,155
Less: current maturities of long-term debt	(41,915)	(17,111)
	$189,572	$115,044

On October 14, 2004, the Company entered into a $100,000 senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the prior $100,000 credit facility that was set to mature in March 2007. The credit facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25%, or LIBOR plus an applicable margin of 0.88% to 2.00%, based on the Company's lease-adjusted leverage ratio.

On March 31, 2006, the Company amended the revolving credit facility and letter of credit sub-facility with a group of banks increasing the $100,000 senior secured revolving credit facility to $130,000. The amendment did not change the applicable margin for base rate loans or LIBOR loans, nor did it modify the fees for letter of credit transactions or quarterly commitment fees on the unused portion of the loan commitment. The amendment extended the maturity date of the credit facility from October 2009 to March 2011.

At March 31, 2006, the applicable margin was 0.00% for base rate loans and 1.25 % for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25% and 0.25%, respectively, at March 31, 2006).

At March 31, 2006, $60,175 in letters of credit were outstanding under the credit facility with $51,808 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of March 31, 2006, the Company was in compliance with the credit facility covenants.

9. Accounts Receivable Securitization

In October 2004, the Company entered into a $100,000 accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells accounts receivable as part of a two-step securitization transaction that provides the Company with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables"), a bankruptcy-remote, special purpose entity, purchases accounts receivable from U.S. Xpress and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility through Three Pillars Funding, LLC.

On March 31, 2006, the Company amended the Securitization Facility, increasing the existing $100,000 maximum thereunder to $140,000. Pursuant to the Securitization Facility amendment, Arnold and Total joined as additional originators, permitting Xpress Receivables to purchase accounts receivable from them in addition to U.S. Xpress and Xpress Global Systems.

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 12, 2006. As of March 31, 2006, the Company’s borrowings under the Securitization Facility were $81,000, with $40,300 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of March 31, 2006, the Company was in compliance with the Securitization Facility covenants.

10. Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12,750 in cash. Following the transaction, Xpress Global Systems continues to provide transportation, warehousing and distribution services to the floorcovering industry.

In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business. The following table is a summary of components related to the sale and exit of the airport-to-airport business and the remaining amounts included in the Company’s consolidated balance sheet in other accrued liabilities and other long-term liabilities as of March 31, 2006.

	December 31, 2005 Reserve	2006 Reserve Additions		2006 Reserve Payments	March 31, 2006 Reserve
Future lease commitments	$1,492	$38	(1)	$(286)	$1,244
Other related exit costs	165	—		(30)	135
Minimum contractual amounts	1,838	36	(1)	(476)	1,398

(1) The component of the minimum contractual amounts liability and future lease commitments liability represents interest accretion as of March 31, 2006.

11. Reclassifications

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The consolidated financial statements include the accounts of U.S. Xpress Enterprises, Inc., a Nevada holding company, and its consolidated subsidiaries. References in this report to "we," "us," "our," the "Company," and similar expressions refer to U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries.

Except for certain historical information contained herein, the following discussion contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Section 27A of the Securities Act of 1933, as amended, that involve risks, assumptions, and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "will," "could," "should," "likely," "expects," "estimates," "anticipates," "projects," "plans," "intends," "hopes," "potential," "continue," and "future" and variations of these words, or similar expressions, are intended to identify such forward-looking statements. Actual events or results could differ materially from those discussed in forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those referred to in the section entitled "Item 1A. Risk Factors" set forth in Part II below. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Associations. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.2 billion in 2005 from $215.4 million in 1994, a compounded annual growth rate of 16.6%. Our growth has come through expansion of business with new and existing customers and complementary acquisitions. Our operating revenue increased 11.4 % to $299.7 million in the first quarter of 2006 from $269.1 million in the first quarter of 2005. We experienced net income of $0.7 million in the 2006 quarter compared with net loss of $2.1 million in the 2005 quarter.

Our Truckload Segment

Our truckload segment, U.S. Xpress, Inc. ("U.S. Xpress"), Arnold Transportation, Inc. ("Arnold"), and Total Transportation of Mississippi LLC ("Total"), which comprised approximately 93% of our total operating revenue in the first quarter of 2006, includes the following six strategic business units, each of which is significant in its market.

• U.S. Xpress dedicated

Our approximately 1,400 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

• U.S. Xpress regional and solo over-the-road

Our approximately 2,790 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest, and West, in addition to providing nationwide coverage.

• U.S. Xpress expedited intermodal rail

Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs.

• U.S. Xpress expedited team

Our approximately 760 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

• Arnold

Arnold is a dry van truckload carrier headquartered in Florida with approximately 1,500 trucks, and offers regional, dedicated, and medium length-of-haul service primarily in the Northeast, Southeast, and Southwest United States.

• Total

Total is a dry van truckload carrier headquartered in Mississippi with approximately 500 trucks, and offers regional, dedicated, and medium length-of-haul services primarily in the eastern United States.

14

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 7% of our total operating revenue in the first quarter of 2006, offers transportation, warehousing, and distribution services to the floorcovering industry. During the first quarter of 2006, our Xpress Global Systems segment experienced operating income of $0.4 million, compared to an operating loss of $3.5 million in the same period in 2005.

Revenue and Expenses

Our Truckload Segment

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.55 during the first quarter of 2006 from $1.48 in the first quarter of 2005. Average revenue per tractor per week, before fuel surcharge revenue, increased to $2,968 during the first quarter of 2006 from $2,933 in the first quarter of 2005.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting freight for our customers. These costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and purchased transportation expenses, which include compensating independent contractors and providers of expedited intermodal rail services. Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency, and other factors. Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities, and the compensation of non-driver personnel.

Our Xpress Global Segment

We primarily generate revenue by transporting less-than-truckload freight for our customers. Generally, we are paid a predetermined rate per square yard for carpet and per pound for all other commodities. The rates vary based on miles, type of service and type of freight we are hauling. We enhance our less-than-truckload revenue by charging for storage, warehousing and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our less-than-truckload revenue are the revenue per pound we receive from our customers, the average weight per shipment we haul and the number of shipments we generate. These factors relate, among other things, to the general level of economic activity in the United States, especially in the housing industry, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our less-than-truckload business are average revenue per pound (excluding fuel surcharge revenue), total tonnage and number of loads hauled per day.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting the freight for our customers. These costs include purchase transportation, fuel expense and the cost paid to our agents to deliver the freight. Expenses that have both fixed and variable components include driver and dock related expenses, such as wages, benefits, training, and recruitment, maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel and the tonnage of freight we handle, but also have a controllable component based on load factor, safety, fleet age, efficiency and other factors. Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver and non-dock worker personnel.

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 98.2% in the first quarter of 2006, compared to 100.9% in the first quarter of 2005.

Revenue Equipment

At March 31, 2006, we had a truckload fleet of 6,927 tractors including the tractors at Arnold and Total and 897 owner-operator tractors. We also operated 22,287 trailers in our truckload fleet and approximately 320 tractors dedicated to local and drayage services. At Xpress Global Systems, we operated 185 pickup and delivery tractors and 465 trailers.

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

	Three Months Ended
	March 31,
	2006	2005
Operating Revenue	100.0%	100.0%

Operating Expenses:
Salaries, wages, and benefits	39.2	38.4
Fuel and fuel taxes	11.1	10.8
Vehicle rents	7.0	7.0
Depreciation and amortization, net of gain on sale	4.5	4.6
Purchased transportation	17.8	20.8
Operating expense and supplies	7.3	7.9
Insurance premiums and claims	5.1	4.3
Operating taxes and licenses	1.4	1.3
Communications and utilities	1.1	1.2
General and other operating	3.7	4.6
Total operating expenses	98.2	100.9

Income (Loss) from Operations	1.8	(0.9)

Interest expense, net	1.2	0.8
Early extinguishment of debt	0.0	0.0
Equity in loss (income) of affiliated companies	0.1	(0.1)
Minority interest	0.0	0.0
	1.3	0.7

Income (loss) before income taxes	0.5	(1.6)
Income tax provision (benefit)	0.2	(0.7)

Net Income (Loss)	0.3%	(0.9)%

Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Total operating revenue increased 11.4% to $299.7 million during the three months ended March 31, 2006 compared to $269.1 million during the same period in 2005. The increase resulted primarily from $33.0 million in revenues from Arnold and Total for the period from February 28, 2006 to March 31, 2006 and higher fuel surcharges.

Revenue, before fuel surcharge, increased 5.6% to $262.5 million during the three months ended March 31, 2006 compared to $248.5 million during the same period in 2005. Truckload revenue, before fuel surcharge, increased to $241.3 million during the three months ended March 31, 2006, compared to $215.1 million during the same period in 2005, due primarily to the addition of Arnold and Total for March 2006 and an increase of 4.2% in average revenue per loaded mile to $1.547 from $1.484. These gains were partially offset by a 1.6% reduction in average revenue miles per tractor and a reduction in expedited rail revenue by $5.6 million. Xpress Global Systems’ revenue decreased 45.3% to $22.4 million during the three months ended March 31, 2006 compared to $41.0 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business in the second quarter of 2005. Intersegment revenue decreased to $1.3 million during the three months ended March 31, 2006, compared to $7.6 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business.

Salaries, wages, and benefits increased 7.9% to $102.9 million during the three months ended March 31, 2006 compared to $95.3 million during the same period in 2005. The increase is primarily due to the inclusion of March 2006 wages for Arnold and Total in the amount of $10.2 million. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits increased to 39.2% during the three months ended March 31, 2006 compared to 38.4% during the same period in 2005. This increase as a percentage of revenue, before fuel surcharge, is due to an increase in the percentage of miles driven by Company drivers, partially offset by the decrease in non-driver personnel associated with the sale and exit of the airport-to-airport business.

Fuel and fuel taxes, net of fuel surcharge, increased 8.8% to $29.1 million during the three months ended March 31, 2006 compared to $26.7 million during the same period in 2005. The increase is due primarily to the inclusion of March 2006 net fuel and fuel tax expense for Arnold and Total in the amount of $3.2 million. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, increased to 11.1% during the three months ended March 31, 2006 compared to 10.8% during the same period in 2005. Although the average fuel price per gallon increased approximately 28% during the three months ended March 31, 2006 compared to the same period in 2005, customer fuel surcharges largely mitigated the increase. Customer fuel surcharges in our truckload operations amounted to $37.2 million and $20.6 million for the three months ended March 31, 2006 and 2005, respectively.

Vehicle rents increased 5.4% to $18.4 million during the three months ended March 31, 2006 compared to $17.5 million during the same period in 2005. The increase is due primarily to the inclusion of March 2006 vehicle rents for Arnold and Total in the amount of $1.4 million. This increase is partially offset by the decrease in the average number of tractors financed under operating leases to 3,185 from 3,381 for the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, vehicle rents remained essentially constant at 7.0% in both periods.

Depreciation and amortization increased 4.8% to $11.9 million during the three months ended March 31, 2006 compared to $11.3 million during the same period in 2005. Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains/losses, increased to $12.8 million during the three months ended March 31, 2006 compared to $12.2 million during the same period in 2005. The increase is due primarily to the inclusion of March 2006 depreciation and amortization for Arnold and Total in the amount of $1.8 million in addition to the average number of owned tractors increasing to 2,123 during the three months ended March 31, 2006 from 2,015 during the same period in 2005 for U.S. Xpress truckload operations. This increase is partially offset by the decrease in the average number of owned trailers to 7,080 from 8,426 in the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, depreciation and amortization remained relatively constant at 4.5% in the 2006 period and 4.6% in the 2005 period.

Purchased transportation decreased 9.8% to $46.6 million during the three months ended March 31, 2006 compared to $51.7 million during the same period in 2005 primarily due to the sale and exit of the airport-to-airport business, which relied to a significant extent on third-party carriers for its inter-city movements, along with an approximately 20% decrease in expedited rail volume, and a decrease in average owner-operators to 10.6% of the total fleet during the period ended March 31, 2006 from 11.2% of the fleet during the same period in 2005. This decrease is partially offset by the inclusion of March 2006 purchased transportation amounts for Arnold and Total in the amount of $5.8 million and increased fuel surcharges paid to the railroads and owner-operators. As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 17.8% in the 2006 period from 20.8% in the 2005 period.

17

Operating expense and supplies decreased 1.5% to $19.2 million during the three months ended March 31, 2006 compared to $19.5 million during the same period in 2005. This is primarily the result of the elimination of certain operating expenses related to the airport-to-airport business partially offset by the inclusion of March 2006 operating expense and supplies amounts for Arnold and Total in the amount of $2.1 million. As a percentage of revenue, before fuel surcharge, operating expense and supplies decreased to 7.3% in the 2006 period from 7.9% in the 2005 period.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 25.4% to $13.3 million during the three months ended March 31, 2006 compared to $10.6 million during the same period in 2005. The increase is due primarily to the inclusion of March 2006 insurance premium and claims expenses for Arnold and Total in the amount of $1.7 million. Excluding Arnold and Total amounts, insurance premiums and claims increased 8.5% to $11.5 million compared to $10.6 million during the same period in 2005. This increase is due primarily to an increase in liability claims expense, offset by decreases in physical damage and cargo claims. As a percentage of revenue, before fuel surcharge, insurance and claims increased to 5.1% during the three months ended March 31, 2006 compared to 4.3% during the same period in 2005. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to " Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

General and other operating decreased 14.9% to $9.9 million during the three months ended March 31, 2006 compared to $11.6 million during the same period in 2005. The is primarily the result of the elimination of certain general and other operating expenses related to the airport-to-airport business partially offset by the inclusion of March 2006 general and other operating amounts for Arnold and Total in the amount of $0.5 million. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.7% in the 2006 period from 4.6% in the 2005 period.

Interest expense increased 52.8% to $3.1 million during the three months ended March 31, 2006 compared to $2.0 million during the same period in 2005. The increase is due primarily to the inclusion of March 2006 interest expense for Arnold and Total in the amount of $0.7 million, increased debt, and higher interest rates. Interest expense is expected to increase in future periods because of the consolidation of the borrowings of Arnold and Total as of March 2006. As of March 31, 2006, we increased our debt by $135.3 million as compared to December 31, 2005. This increase is primarily due to the inclusion of Arnold and Total debt, which amounted to $116.8 million at March 31, 2006.

The effective tax rate was 43.6% for the three months ended March 31, 2006. The rate was higher than the federal statutory rate of 35%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Minority interest of $0.1 million is representative of the 20.0% minority shareholders interest in the net income of Arnold and Total.

Primarily as a result of the factors described above, we experienced net income of $0.7 million during the three months ended March 31, 2006 compared to a net loss of $2.1 million during the same period in 2005.

Liquidity and Capital Resources

Our business requires significant capital investments. Our primary sources of liquidity at March 31, 2006 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Our revolving credit facility has maximum available borrowings of $130.0 million and our accounts receivable securitization facility has maximum available borrowings, subject to eligible receivables, of $140.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt, and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months.

Cash Flows

Net cash provided by operating activities was $40.4 million and $27.5 million during the three months ended March 31, 2006 and 2005, respectively. The increase in net cash provided by operating activities is primarily due to a decrease in accounts receivables combined with an increase in earnings for the three months ended March 31, 2006, as compared to the same period in 2005.

Net cash used in investing activities was $37.4 million during the three months ended March 31, 2006 compared to net cash provided by investing activities of $1.9 million during the same period in 2005. The increase in cash used in investing activities is primarily the result of $30.6 million more in net additions to property and equipment, combined with the acquisitions of Arnold and Total in the three months ended March 31, 2006, as compared to the same period in 2005. During the three months ended March 31, 2006, the cash used relates mainly to the purchase of tractors which had previously been financed through operating leases, combined with the purchase of replacement trailers. For the balance of 2006, we expect capital expenditures, net of proceeds of disposition, to be approximately $80.0 million, assuming all capital items are purchased rather than financed under operating leases.

Net cash provided by financing activities was $3.4 million during the three months ended March 31, 2006, compared to net cash used in financing activities of $29.4 million during the same period in 2005. The cash used in financing activities during the three months ended March 31, 2005 related to the pay down of debt following the stock offering completed in December 2004.

Debt

On October 14, 2004, we entered into a $100.0 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the prior $100.0 million credit facility that was set to mature in March 2007. The credit facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25%, or LIBOR plus an applicable margin of 0.88% to 2.00%, based on our lease-adjusted leverage ratio.

On March 31, 2006, we amended the revolving credit facility and letter of credit sub-facility with a group of banks increasing the $100.0 million senior secured revolving credit facility to $130.0 million. The amendment did not change the applicable margin for base rate loans or LIBOR loans, nor did it modify the fees for letter of credit transactions or quarterly commitment fees on the unused portion of the loan commitment. The amendment extended the maturity date of the credit facility from October 2009 to March 2011.

At March 31, 2006, the applicable margin was 0.00% for base rate loans and 1.25 % for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25% and 0.25%, respectively, at March 31, 2006).

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of March 31, 2006, we were in compliance with the revolving credit facility covenants.

In October 2004, we entered into a $100.0 million accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, we sell accounts receivable as part of a two-step securitization transaction that provides us with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables"), a bankruptcy-remote, special purpose entity, purchases accounts receivable from U.S. Xpress and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility through Three Pillars Funding, LLC.

On March 31, 2006, we amended the Securitization Facility, increasing the existing $100.0 million maximum thereunder to $140.0 million. Pursuant to the Securitization Facility amendment, Arnold and Total joined as additional originators, permitting Xpress Receivables to purchase accounts receivable from them in addition to U.S. Xpress and Xpress Global Systems.

19

The borrowings are secured by, and paid down through collections on, the accounts receivable. We can borrow up to $140.0 million under the Securitization Facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability because its term, subject to annual renewals, expires October 12, 2006.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of March 31, 2006, we were in compliance with the Securitization Facility covenants.

At March 31, 2006, we had $312.5 million of borrowings, of which $189.6 million was long-term, $41.9 million was current maturities, and $81.0 million consisted of borrowings under the Securitization Facility. We also had approximately $60.2 million in unused letters of credit. At March 31, 2006, we had an aggregate of approximately $92.1 million of available borrowing remaining under our revolving credit facility and the Securitization Facility.

Equity

In July 2005, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. We are currently permitted to repurchase approximately $2.7 million of our Class A common stock under our authorization. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. During the first quarter of 2006, we repurchased 100,000 shares for approximately $1.6 million.

Business Acquisitions

In the fourth quarter of 2004, we acquired 49% of the outstanding stock of ATS Acquisition Holding Co. ("ATS"), the parent company of Arnold. In the second quarter of 2005, we acquired 49% of the outstanding stock of Transportation Investments Inc. ("TII"), the parent company of Total, and certain affiliated companies (together with TII, the "Total Companies"). Certain members of Arnold’s current management team controlled the remaining 51% interest as well as a majority of the board of directors of ATS, and certain members of the Total management team controlled the remaining 51% interest and a majority of the boards of directors of each of the Total Companies. We did not guarantee any of ATS' or the Total Companies' debt and did not have any obligation to provide funding, services, or assets. We accounted for ATS' and the Total Companies' operating results using the equity method of accounting.

On February 28, 2006, we increased our ownership interest in both ATS and the Total Companies for approximately $7.9 million in cash. In the transactions, we increased our holdings to 80% of the outstanding stock of ATS and the Total Companies through the purchase of stock owned by the current management teams of Arnold and Total. The Arnold and Total management teams continue to hold 20% of the outstanding stock of ATS and the Total Companies, respectively. In connection with these transactions, ATS and the Total Companies became parties to, and guarantors of, our revolving credit facility.

In connection with increasing our investments in ATS and the Total Companies, we issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under our 2002 Stock Incentive Plan.  The restricted shares vest over time contingent upon continued employment.  We recorded compensation expense in accordance with SFAS 123R in relation to these shares. Commencing March 1, 2006, we have accounted for our investments in ATS and the Total Companies on a consolidated basis.

In the transactions, we also obtained the right to elect a majority of the members of the board of directors of ATS. We retain options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If we fail to exercise such options prior to such dates, the members of the current Arnold and Total management teams will have similar options to repurchase our interests in ATS and the Total Companies.

Off-Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles, and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements, and the tax advantages of leasing versus owning. At March 31, 2006, a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from April 2006 to March 2013. Lease payments on office and terminal facilities, automobiles, and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $19.6 million for the three months ended March 31, 2006. The remaining lease obligations as of March 31, 2006 were $217.3 million, with $77.7 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $36.5 million at March 31, 2006. The residual value of a portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table presents our outstanding contractual obligations at March 31, 2006, excluding letters of credit of $60.2 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Securitization facility(1)	$81,000	$81,000	$—	$—	$—
Long-term debt, including interest (1)	279,153	51,684	96,677	78,642	52,150
Capital leases, including interest (1)	3,356	2,574	782	—	—
Operating leases - revenue equipment (2)	192,747	67,326	85,080	31,647	8,694
Operating leases - other (3)	24,566	10,360	11,744	2,437	25
Purchase obligations (4)	488,228	404,313	83,915	—	—
Total Contractual Cash Obligations	$1,069,050	$617,257	$278,198	$112,726	$60,869

(1)    Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at March 31, 2006. The credit facility does not require scheduled principal payments. Approximately 30% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at March 31, 2006 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 8, " Long-Term Debt," and footnote 9, " Accounts Receivable Securitization," in the accompanying consolidated financial statements for further information.

(2)     Represents future obligations under operating leases for over-the-road tractors, day-cabs, and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases ("SFAS 13"). Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to Item 2. " Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" for further information.

21

(3)     Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment, and airplanes. The amounts included are consistent with disclosures required under SFAS 13. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)     Represents purchase obligations for revenue equipment (tractors and trailers). The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. Refer to footnote 5, " Commitments and Contingencies," in the accompanying consolidated financial statements for disclosure of our purchase commitments.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 7% of consolidated revenues for the three months ended March 31, 2006, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed, and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

Income Taxes

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets has not been deemed necessary due to our profitable operations on both a consolidated and separate legal entity basis. However, if the facts or financial results were to change, impacting the likelihood of the realization of the deferred tax assets, we would use our judgment to determine the amount of the valuation allowance required at that time for that period.

The determination of the combined tax rate used to calculate our provision for income taxes for both current and deferred income taxes also requires significant judgment by management. SFAS No. 109, Accounting for Income Taxes, requires that the net deferred tax asset or liability be valued using enacted tax rates that we believe will be in effect when these temporary differences reverse. We use the combined tax rates in effect at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if our filing obligations were to change materially, this could change the combined rate and, by extension, our provision for income taxes.

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

Periodically, we evaluate the useful lives and salvage values of our revenue equipment and other long-lived assets based upon, but not limited to, our experience with similar assets, including gains or losses upon dispositions of such assets, conditions in the used equipment market, and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material impact on financial results. Further, if our equipment manufacturer does not perform under the terms of the agreements for guaranteed trade-in values, such non-performance could have a materially negative impact on financial results.

Goodwill

The excess of the consideration paid over the estimated fair value of identifiable net assets acquired has been recorded as goodwill.

Effective January 1, 2002 we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). As required by the provisions of SFAS 142, we test goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in any years.

Goodwill impairment tests are highly subjective. Such tests include estimating the fair value of our reporting units. As required by SFAS 142, we compared the estimated fair value of the reporting units with their respective carrying amounts including goodwill. We define a reporting unit as an operating segment. Under SFAS 142, fair value refers to the amount for which the entire reporting unit could be bought or sold. Our methods for estimating reporting unit values include asset and liability fair values and other valuation techniques, such as discounted cash flows and multiples of earnings, or other financial measures. Each of these methods involve significant estimates and assumptions, including estimates of future financial performance and the selection of appropriate discount rates and valuation multiples.

Claims Reserves and Estimates

Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses, and workers’ compensation claims within our established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts we consider adequate. Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability, and workers’ compensation claims are estimated based on our evaluation of the type and severity of individual claims and historical information, primarily our own claims experience, along with assumptions about future events combined with the assistance of independent actuaries in the case of workers’ compensation and liability. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

Workers’ compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers’ compensation and liability are estimated by an independent third-party actuary, and we refer to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims, and assumptions about future costs. Further, in establishing the workers’ compensation and liability reserves, we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses, and other factors. Our actual experience may be different than our estimates, sometimes significantly. Additionally, changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation and liability claims.

We have experienced significant increases in insurance premiums and claims expense since September 2001, primarily related to workers’ compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience, and an increase in retention levels related to liability and workers’ compensation claims. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. The retention levels for liability insurance at U.S. Xpress, Arnold and Total were $2.0 million, $1.0 million and $0.2 million, respectively. The retention levels for workers’ compensation at U.S. Xpress, Arnold, and Total were $0.5 million, $0.8 million and $0.1 million, respectively.

Accounting for Business Combinations

Our consolidated financial statements are inclusive of our accounts and the accounts of majority-owned subsidiaries. We consolidate all of majority-owned subsidiaries and record a minority interest representing the remaining shares held by the minority shareholders. All transactions and balances with and related to its majority owned subsidiaries have been eliminated.

In accordance with business combination accounting, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired, and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist management in determining the fair values of certain assets acquired. Such a valuation requires management to make significant estimates and assumptions, especially with respect to intangible assets.

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies, and are inherently uncertain. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

For business combinations, we must record deferred taxes relating to the book versus tax basis of acquired assets and liabilities. Generally, such business combinations result in deferred tax liabilities as the book values are reflected at fair values where as the tax basis is carried over from the acquired company. Such deferred taxes are initially estimated based on preliminary information and are subject to change as valuations and tax returns are finalized.

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

We are exposed to variable interest rate risk principally from the Securitization Facility and our revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At March 31, 2006, we had borrowings totaling $312.5 million, comprising $94.3 million of variable rate borrowings and $218.2 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a material impact on our consolidated statements of operations.

Commodity Price Risk

Fuel is one of our largest expenditures. The price and availability of diesel fuel fluctuates due to changes in production, seasonality, and other market factors generally outside our control. Many of our customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. Fuel surcharges to customers do not fully recover all of fuel increases due to engine idle time and out-of-route and empty miles not billable to the customer.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was carried out under the supervision, and with the participation of, our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our controls and procedures were effective as of the end of the period covered by this report. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding disclosures.

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

U.S. XPRESS ENTERPRISES, INC.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2005 (“2005 Form 10-K”), in the section entitled “Item 1A. Risk Factors,” describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe there have been any material changes to the risks factors previously disclosed in our 2005 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2006 – January 31, 2006	–	$–	–	$4,289,231
February 1, 20006 – February 28, 2006	100,000	$16.01	100,000	$2,687,801
March 1, 2006 – March 31, 2006	–	–	–	$2,687,801
Total	100,000	$16.01	100,000	$2,687,801

(1)

In July 2005, our Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock on the open market or in privately negotiated transactions. This authorization has been approved by the lending group on the credit facility for the same amount. The stock may be repurchased at any time until July 31, 2006, unless further extended by our Board.

Item 6.	Exhibits

(a)	Exhibits
(1)	3.1	Restated Articles of Incorporation of the Company

(2)	3.2	Restated Bylaws of the Company

	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 to this report and incorporated herein by reference

	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 to this report and incorporated herein by reference

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn

(3)	10.1	Stock Purchase Agreement, dated as of February 28, 2006, by and among the Company, Xpress Holdings, Inc., ATS Acquisition Holding Co., and certain shareholders of ATS Acquisition Holding Co.

(4)	10.2

Stock Purchase Agreement, dated as of February 28, 2006, by and among the Company, Xpress Holdings, Inc., Transportation Investments Inc., Transportation Assets Leasing Inc., Total Logistics Inc., and certain shareholders of Transportation Investments Inc., Transportation Assets Leasing Inc., and Total Logistics Inc.

(4)	10.3

Third Amendment to Revolving Credit and Letter of Credit Loan Agreement, dated as of February 27, 2006, by and among the Company, SunTrust Bank, as administrative agent, and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank, and Regions Financial Corporation, as lenders

(5)	10.4

Fourth Amendment to Revolving Credit and Letter of Credit Loan Agreement, dated as of March 31, 2006, by and among the Company, SunTrust Bank, as administrative agent, and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank, and Regions Financial Corporation, as lenders

(5)	10.5

Amendment No. 3 to Loan Agreement, dated as of March 31, 2006, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc., Xpress Global Systems, Inc., Arnold Transportation Services, Inc., Total Transportation of Mississippi LLC, and Total Logistics Inc., as servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator

(5)	10.6

Amendment No. 2, dated as of March 31, 2006, by and among Xpress Receivables, LLC, as buyer, and U.S. Xpress, Inc., Xpress Global Systems, Inc., Arnold Transportation Services, Inc., Total Transportation of Mississippi LLC, and Total Logistics Inc., as originators

(6)	10.7	Increase in the Annual Retainer for the Company's Non-Employee Directors

#	31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 20, 1994 (File No. 33-79208).
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 9, 2004 (File No. 0-24806).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 23, 2006 (File No. 0-24806).
(4)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 6, 2006 (File No. 0-24806).
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed April 5, 2006 (File No. 0-24806).
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 15, 2006 (File No. 0-24806).

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: May 10, 2006	By: /s/ Ray M. Harlin
Ray M. Harlin
Chief Financial Officer

29