Form 10-Q
period 2006-06-30
US XPRESS ENTERPRISES INC
filed 2006-08-09
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

Yes[ ]             No [ X ]

As of July 31, 2006, 12,260,310 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Operating Revenue:
Revenue, before fuel surcharge	$331,976	$252,476	$594,441	$500,983
Fuel surcharge	57,486	27,408	94,730	48,045
Total operating revenue	389,462	279,884	689,171	549,028

Operating Expenses:
Salaries, wages and benefits	127,141	99,865	229,995	195,172
Fuel and fuel taxes	89,196	53,741	155,533	101,110
Vehicle rents	19,333	17,012	37,731	34,468
Depreciation and amortization, net of gain on sale	15,794	11,193	27,668	22,529
Purchased transportation	61,671	46,417	108,269	98,089
Operating expense and supplies	24,866	18,991	44,101	38,524
Insurance premiums and claims	16,285	10,991	29,553	21,573
Operating taxes and licenses	4,328	3,470	7,991	6,734
Communications and utilities	3,606	2,606	6,478	5,603
General and other operating	11,312	11,285	21,164	22,868
Loss on sale and exit of business	400	2,787	400	2,787
Total operating expenses	373,932	278,358	668,883	549,457

Income (Loss) from Operations	15,530	1,526	20,288	(429)

Interest Expense, net	4,690	1,758	7,789	3,785
Early extinguishment of debt	-	-	-	201
Equity in loss (income) of affiliated companies	341	(935)	559	(1,251)
Minority interest	365	-	503	-
	5,396	823	8,851	2,735

Income (Loss) before income taxes	10,134	703	11,437	(3,164)

Income tax provision (benefit)	4,410	221	4,978	(1,519)

Net Income (Loss)	$5,724	$482	$6,459	$(1,645)

Earnings (Loss) Per Share - basic	$0.37	$0.03	$0.42	$(0.10)
Weighted average shares - basic	15,321	16,196	15,323	16,223
Earnings (Loss) Per Share - diluted	$0.37	$0.03	$0.42	$(0.10)
Weighted average shares - diluted	15,614	16,250	15,559	16,223

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)

Assets	June 30, 2006	December 31, 2005
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,608	$9,488
Customer receivables, net of allowance	162,818	140,263
Other receivables	18,182	14,552
Prepaid insurance and licenses	8,992	14,701
Operating and installation supplies	6,584	3,693
Deferred income taxes	12,347	9,046
Other current assets	12,707	11,227
Total current assets	225,238	202,970

Property and Equipment, at cost:
Land and buildings	68,869	53,129
Revenue and service equipment	456,186	319,118
Furniture and equipment	35,497	31,006
Leasehold improvements	27,121	25,223
Computer software	36,093	31,620
	623,766	460,096
Less accumulated depreciation and amortization	(157,155)	(153,275)
Net property and equipment	466,611	306,821

Other Assets:
Goodwill, net	90,782	72,143
Other	23,745	25,450
Total other assets	114,527	97,593

Total Assets	$806,376	$607,384

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)

Liabilities and Stockholders' Equity	June 30, 2006	December 31, 2005
	(Unaudited)
Current Liabilities:
Accounts payable	$39,198	$28,172
Book overdraft	3,985	11,789
Accrued wages and benefits	19,836	14,328
Claims and insurance accruals	44,178	36,071
Other accrued liabilities	8,987	12,375
Securitization facility	67,000	45,000
Current maturities of long-term debt	46,350	17,111
Total current liabilities	229,534	164,846

Long-Term Debt, net of current maturities	204,475	115,044

Deferred Income Taxes	87,920	54,618

Other Long-Term Liabilities	3,245	2,499

Claims and Insurance Accruals, long-term	39,783	37,965

Minority Interest	2,781	—

Stockholders' Equity:

Preferred stock, $.01 par value, 2,000,000
shares authorized, no shares issued	—	—
Common stock Class A, $.01 par value,
30,000,000 shares authorized, 15,944,414 and 15,870,006 shares
issued at June 30, 2006 and December 31, 2005, respectively	160	159
Common stock Class B, $.01 par value, 7,500,000
shares authorized, 3,040,262 shares issued and
outstanding at June 30, 2006 and December 31, 2005	30	30
Additional paid-in capital	160,915	159,547
Retained earnings	116,727	110,269
Treasury stock Class A, at cost (3,643,075 and 3,543,075 shares at
June 30, 2006 and December 31, 2005, respectively)	(39,177)	(37,576)
Notes receivable from stockholders	(17)	(17)
Total stockholders' equity	238,638	232,412
Total Liabilities and Stockholders' Equity	$806,376	$607,384

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$6,459	$(1,645)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	2,489	(760)
Tax benefit realized from stock options	(159)	704
Provision for losses on receivables	1,041	1,242
Depreciation and amortization	29,398	24,505
Stock-based compensation expense	301	8
Gain on sale of equipment	(1,730)	(1,603)
Loss on sale and exit of business	400	2,787
Minority interest	503	-
Equity in loss (income) of affiliated companies	559	(1,251)
Change in operating assets and liabilities, net of acquisitions:
Receivables	10,858	13,757
Prepaid insurance and licenses	8,410	5,277
Operating and installation supplies	168	1,196
Other assets	792	(4,787)
Accounts payable and other accrued liabilities	(4,963)	2,865
Accrued wages and benefits	983	4,831
Net cash provided by operating activities	55,509	47,126
Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(102,105)	(35,643)
Proceeds from sales of property and equipment	34,353	13,256
Repayment of notes receivable from stockholders	-	30
Investments in affiliate companies	(6,806)	(4,240)
Proceeds from sale and exit of airport-to-airport business	-	12,750
Net cash (used in) investing activities	(74,558)	(13,847)
Cash Flows from Financing Activities:
Net borrowings on line of credit	22,000	13,000
Borrowings under long-term debt	32,720	8,138
Payments of long-term debt, net	(32,578)	(48,139)
Additions to deferred financing costs	(613)	—
Tax benefit realized from stock options	159	-
Book overdraft	(7,804)	(5,442)
Purchase of Class A common stock	(1,601)	(1,728)
Proceeds from issuance of common stock	179	(42)
Proceeds from exercise of stock options	707	958
Net cash provided by (used in) financing activities	13,169	(33,255)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,880)	24
Cash and Cash Equivalents, beginning of period	9,488	66
Cash and Cash Equivalents, end of period	$3,608	$90
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$7,569	$2,736
Cash paid during the period for income taxes	$9,208	$154

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

Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$5,724	$482	$6,459	$(1,645)
Denominator:
Weighted average common shares outstanding (in thousands)	15,321	16,196	15,323	16,223
Equivalent shares issuable upon exercise of stock options and conversion of unvested restricted stock (in thousands)	293	54	236	—
Diluted shares (in thousands)	15,614	16,250	15,559	16,223
Earnings (Loss) per share:
Basic	$.37	$.03	$.42	$(.10)
Diluted shares	$.37	$.03	$.42	$(.10)

4. Stock-Based Compensation

In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123R"), a revision of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In accordance with SFAS 123R this cost will be recognized over the period for which an employee is required to provide service in exchange for the award. Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective method, and, therefore, did not restate prior period results.

In October 2005, the Company accelerated the vesting of substantially all of the outstanding stock options previously granted under the Company’s 2002 Stock Incentive Plan. As a result of the acceleration, unvested options to purchase 231,440 shares of the Company’s Class A Common Stock, which otherwise would have vested from time to time over the next ten months, became fully vested and immediately exercisable as of October 25, 2005. The Company would have recognized compensation expense in the amounts of $850, $166, and $3 in 2006, 2007, and 2008, respectively. The Company’s adoption of SFAS 123R had minimal impact and the expense associated with this adoption in the consolidated statement of operations for the second quarter of 2006 was approximately $42, included in salaries, wages, and benefits.

The Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s Class A common stock at a 15.0% discount of the fair market value, as defined. Such common stock is purchased for employees in January and July of each year, and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25 per calendar year. The Company has reserved 500,000 shares of Class A common stock under the terms of the 2003 Plan. In January and July 2006, employees purchased 9,057 and 5,937 shares, respectively, of the Company’s Class A common stock at $10.12 and $14.79 per share, respectively.

The Company awarded 10,000 shares of restricted stock in 2005, 40,466 shares in the three months ended March 31, 2006 and an additional 140,729 shares in the three months ended June 30, 2006. These restricted shares have various vesting schedules ranging from four to five years. The Company recognized approximately $224 and $244 in compensation expense during the three and six months ended June 30, 2006, respectively, related to restricted stock.

The fair value of each employee stock option grant was estimated using the Black-Scholes option pricing model as of the date of grant using the following assumptions:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rate	5.0%	3.25%
Expected dividend yield	—%	—%
Expected volatility	46.5%	58.5%
Expected term (in years)	6.5	5.0

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

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS 123R, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts for the three and six months ended June 30, 2005 as indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net Income (Loss), as reported	$482	(1,645)
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(147)	(350)
Net Income (Loss), pro forma	$335	$(1,995)
Earnings (Loss) per share: Basic – as reported	$.03	$(.10)
Basic – pro forma	$.02	$(.12)
Diluted – as reported	$.03	$(.10)
Diluted – pro forma	$.02	$(.12)

The following tables summarize our stock option and restricted stock awards for the six months ended June 30, 2006:

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Aggregate Contractual Term	Remaining Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2005	622,746	$10.80	6.0	$-

Granted	3,600	22.56
Exercised	(58,111)	11.17
Forfeited	(2,750)	6.50
Outstanding at June 30, 2006	565,485	$12.42	5.5	$8,300

Exercisable at June 30, 2006	539,885	$12.36	5.3	$7,900

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	10,000	$11.15
Granted	181,195	19.55
Vested	-
Forfeited	(294)	20.27
Unvested at June 30, 2006	190,901	$19.11

As of June 30, 2006, the Company had $0.1 million and $3.4 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 3 years for stock options and 4 years for restricted stock.

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $60,175 outstanding at June 30, 2006. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company currently has commitments outstanding to acquire revenue equipment for approximately $295,199 in 2006 and $149,824 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

In connection with increasing its investments in ATS and the Total Companies, the Company issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under its 2002 Stock Incentive Plan.  The restricted shares vest over time contingent upon continued employment.  These shares vest over periods up to four years. The Company recorded compensation expense in accordance with SFAS 123R in relation to these shares.

The acquisition is accounted for under the rules of FASB Statement No. 141, Business Combinations. The Company's investment to date in the above mentioned companies totals $21.1 million.  The Company assumed $182.9 million in assets, of which $120.3 million is property, plant and equipment, and $180.6 million in liabilities, of which $118.5 million is current and long-term debt.  Currently, $18.6 million of this investment has been allocated to goodwill.  The allocation of the investment is preliminary as the Company is still reviewing the valuations of certain assets.

The primary reasons for the acquisition and the principal factors that contributed to the recognition of goodwill are as follows:

•	ATS and the Total Companies compliment the Company's current presence in the United States by creating a denser capacity of revenue equipment and drivers
•	Cost savings are expected through the sharing of best practices within the three companies in addition to increased purchasing power

Commencing March 1, 2006, the Company has accounted for its investments in ATS and the Total Companies on a consolidated basis.  The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the three and six month periods ended June 30, 2006 and 2005 had the acquisitions taken place as of January 1, 2005 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue, net of fuel surcharge	$331,976	$330,840	$642,936	$652,199
Net Income (Loss)	5,724	1,747	6,531	(246)
Earnings (Loss) per share - Basic	.37	.11	.43	(.02)
Earnings (Loss) per share - Diluted	.37	.11	.42	(.02)

In the transactions, the Company also obtained the right to elect a majority of the members of the board of directors of ATS. The Company retains options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If the Company fails to exercise such options prior to such dates, the members of the current Arnold and Total management teams will have similar options to repurchase the Company’s interests in ATS and the Total Companies, respectively.

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

	Truckload	Xpress Global Systems		Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2006
Revenue - external customers	$363,855	$25,607		$389,462
Intersegment revenue	1,544	—		1,544
Operating income	13,836	1,694		15,530
Total assets	782,077	24,299		806,376
Three Months Ended June 30, 2005
Revenue - external customers	$242,055	$37,829		$279,884
Intersegment revenue	7,781	—		7,781
Operating income (loss)	7,158	(5,632)	(1)	1,526
Total assets	504,465	36,925		541,390
Six Months Ended June 30, 2006
Revenue - external customers	$641,131	$48,040		$689,171
Intersegment revenue	2,819	—		2,819
Operating income	18,225	2,063		20,288
Total assets	782,077	24,299		806,376
Six Months Ended June 30, 2005
Revenue - external customers	$470,170	$78,858		$549,028
Intersegment revenue	15,424	—		15,424
Operating income (loss)	8,660	(9,089)	(1)	(429)
Total assets	504,465	36,925		541,390

(1) Includes the one-time pre-tax charge of $2.8 million related to the loss on sale and exit of the airport-to-airport business. See Footnote 10, “ Loss on Sale and Exit of Business.”

The difference in consolidated operating income, as shown above, and consolidated income before income tax provision on the consolidated statements of operations for the three months ended June 30, 2006 and 2005, respectively, consists of net interest expense of $4,690 and $1,758, equity in loss (income) of affiliated companies of $341 and $(935), and minority interest of $365 and $0.

The difference in consolidated operating income (loss), as shown above, and consolidated income (loss) before income tax provision (benefit) on the consolidated statements of operations for the six months ended June 30, 2006 and 2005, respectively, consists of net interest expense of $7,789 and $3,785, early extinguishment of debt of $0 and $201, equity in loss (income) of affiliated companies of $559 and $(1,251), and minority interest of $503 and $0.

8. Long-Term Debt

Long-term debt at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30, 2006	December 31, 2005
Obligation under line of credit with a group of banks, maturing March 2011 at June 30, 2006 and October 2009 at December 31, 2005	$2,600	$1,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.81% and 5.53% at June 30, 2006 and December 31, 2005, respectively, due in monthly installments with final maturities at various dates through June 2013, secured by related revenue equipment	218,387	100,904
Mortgage note payable, interest rate of 6.73 % at June 30, 2006 and December 31, 2005, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	7,950	8,112
Mortgage note payable, interest rate of 6.26 % at June 30, 2006 and December 31, 2005, maturing December 2030	16,857	17,000
Mortgage notes payable, interest rate ranging from 5.00% to 7.25% maturing at various dates through April 2009	2,490	-
Capital lease obligations maturing through November 2007	2,178	2,661
Note payable maturing July 2006	173	1,475
Other	190	103
	250,825	132,155
Less: current maturities of long-term debt	(46,350)	(17,111)
	$204,475	$115,044

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

At June 30, 2006, the applicable margin was 0.00% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25 % and .25%, respectively, at June 30, 2006).

At June 30, 2006, $60,175 in letters of credit were outstanding under the credit facility with $67,225 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of June 30, 2006, the Company was in compliance with the credit facility covenants.

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

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 12, 2006. As of June 30, 2006, the Company’s borrowings under the Securitization Facility were $67,000, with $67,900 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of June 30, 2006, the Company was in compliance with the Securitization Facility covenants.

10. Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12,750 in cash. Following the transaction, Xpress Global Systems continues to provide transportation, warehousing and distribution services to the floorcovering industry. In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business. The following table is a summary of components related to the sale and exit of the airport-to-airport business and the remaining amounts included in the Company’s consolidated balance sheet in other accrued liabilities and other long-term liabilities as of June 30, 2006.

	December 31, 2005 Reserve	2006 Reserve Additions		2006 Reserve Payments	June 30, 2006 Reserve
Future lease commitments	$1,492	$78	(1)	$(341)	$1,229
Other related exit costs	165	—		(30)	135
Minimum contractual amounts	1,838	79	(1)	(476)	1,441

(1) The component of the minimum contractual amounts liability and future lease commitments liability represents interest accretion as of June 30, 2006.

During the second quarter of 2006 the Company increased its provision for the estimated loss on liquidation of receivables from $2,025 to $2,425.

11. Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on the Consolidated Financial Statements.

12. Subsequent Events

Subsequent to June 30, 2006, and in accordance with the July 2005 Board approved stock repurchase authorization, the Company repurchased 40,000 shares of its Class A common stock. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or general corporate purposes, as the Board may approve.

13. Reclassifications

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

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Associations. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.2 billion in 2005 from $215.4 million in 1994, a compounded annual growth rate of 16.6%. Our growth has come through expansion of business with new and existing customers and complementary acquisitions. Our operating revenue increased 39% to $389.5 million in the second quarter of 2006 from $279.9 million in the second quarter of 2005. We experienced net income of $5.7 million in the 2006 quarter compared with net income of $0.5 million in the 2005 quarter.

Our Truckload Segment

Our truckload segment, U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), which comprised approximately 93% of our total operating revenue in the second quarter of 2006, includes the following six strategic business units, each of which is significant in its market:

U.S. Xpress dedicated

Our approximately 1,500 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

U.S. Xpress regional and solo over-the-road

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

U.S. Xpress expedited team

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

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 7% of our total operating revenue in the second quarter of 2006, offers transportation, warehousing, and distribution services to the floorcovering industry. During the second quarter of 2006, our Xpress Global Systems segment experienced operating income of $1.7 million, compared to an operating loss of $5.6 million in the same period in 2005.

Revenue and Expenses

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 95.3% in the second quarter of 2006, compared to 99.4% in the second quarter of 2005.

Our Truckload Segment

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.62 during the second quarter of 2006 from $1.52 in the second quarter of 2005. Average revenue per tractor per week, before fuel surcharge revenue, increased to $3,121 during the second quarter of 2006 from $3,060 in the second quarter of 2005, (excluding rail revenue).

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

The main factors that impact our profitability in terms of expenses are the variable costs of transporting the freight for our customers. These costs include purchased transportation, fuel expense and the cost paid to our agents to deliver the freight. Expenses that have both fixed and variable components include driver and dock related expenses, such as wages, benefits, training, and recruitment, maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel and the tonnage of freight we handle, but also have a controllable component based on load factor, safety, fleet age, efficiency and other factors. Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver and non-dock worker personnel.

Revenue Equipment

At June 30, 2006, we had a truckload fleet of 6,930 tractors including the tractors at Arnold and Total and 914 owner-operator tractors. We also operated 21,913 trailers in our truckload fleet and approximately 310 tractors dedicated to local and drayage services. At Xpress Global Systems, we operated 189 pickup and delivery tractors and 481 trailers.

Consolidated Results of Operations

The following table sets forth the percentage relationships of expense items to total operating revenue, and revenue, excluding fuel surcharge, for each of the periods indicated below. Fuel and fuel taxes as a percentage of revenue, before fuel surcharge, is calculated using fuel and fuel taxes, net of fuel surcharge. Management believes that eliminating the impact of this source of revenue provides a more consistent basis for comparing results of operations from period to period.

	(Total operating revenue) Three Months Ended June 30,		(Revenue before fuel surcharge) Three Months Ended June 30,		(Total operating revenue) Six Months Ended June 30,		(Revenue before fuel surcharge) Six Months Ended June 30,
	2006	2005	2006	2005	2006	2005	2006	2005

Operating Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Salaries, wages and benefits	32.6	35.7	38.3	39.6	33.4	35.5	38.7	39.0
Fuel and fuel taxes	22.9	19.2	9.5	10.4	22.6	18.4	10.2	10.6
Vehicle rents	5.0	6.1	5.8	6.7	556	6.3	6.4	6.9
Depreciation and amortization, net of gain on sale	4.1	4.0	4.8	4.4	4.0	4.1	4.7	4.5
Purchased transportation	15.8	16.6	18.6	18.4	15.7	17.9	18.2	19.6
Operating expense and supplies	6.4	6.8	7.5	7.5	6.4	7.0	7.4	7.7
Insurance premiums and claims	4.2	3.9	4.9	4.4	4.3	3.9	5.0	4.3
Operating taxes and license	1.1	1.2	1.3	1.4	1.2	1.2	1.3	1.3
Communications and utilities	0.9	0.9	1.1	1.0	0.9	1.0	1.1	1.1
General and other operating	2.9	4.1	3.4	4.5	3.0	4.3	3.5	4.6
Loss on sale and exit of business	0.1	1.0	0.1	1.1	0.1	0.5	0.1	0.5
Total operating expenses	96.0	99.5	95.3	99.4	97.1	100.1	96.6	100.1

Income (Loss) from operations	4.0	0.5	4.7	0.6	2.9	(0.1)	3.4	(0.1)

Interest expense, net	1.2	0.6	1.4	0.7	1.1	0.7	1.3	0.7
Early extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Equity in loss (income) of affiliated companies	0.1	(0.3)	0.1	(0.4)	0.1	(0.2)	0.1	(0.2)
Minority interest	0.1	0.0	0.1	0.0	0.1	0.0	0.1	0.0
	1.4	0.3	1.6	0.3	1.3	0.5	1.5	0.5
Income (Loss) before income taxes	2.6	0.2	3.1	0.3	1.6	(0.6)	1.9	(0.6)

Income tax provision (benefit)	1.1	0.1	1.3	0.1	0.7	(0.3)	0.8	(0.3)

Net Income (Loss)	1.5%	0.1%	1.8%	0.2%	0.9%	(0.3)%	1.1%	(0.3)%

There are minor rounding differences in the above table.

Comparison of the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005

Total operating revenue increased 39.2% to $389.5 million during the three months ended June 30, 2006 compared to $279.9 million during the same period in 2005. The increase resulted primarily from $91.2 million in revenues from Arnold and Total and higher fuel surcharges.

Revenue, before fuel surcharge, increased 31.5% to $332.0 million during the three months ended June 30, 2006 compared to $252.5 million during the same period in 2005. Truckload revenue, before fuel surcharge, increased to $307.9 million during the three months ended June 30, 2006, compared to $222.4 million during the same period in 2005, due primarily to the addition of Arnold and Total and a 3.2% increase in the revenue of U.S. Xpress truckload operations to $229.6 million. Xpress Global Systems’ revenue decreased 32.3% to $25.6 million during the three months ended June 30, 2006 compared to $37.8 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business in the second quarter of 2005. Intersegment revenue decreased to $1.5 million during the three months ended June 30, 2006, compared to $7.8 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business.

Salaries, wages, and benefits increased 27.2% to $127.1 million during the three months ended June 30, 2006 compared to $99.9 million during the same period in 2005. The increase is primarily due to the inclusion of wages for Arnold and Total in the amount of $26.8 million. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits decreased to 38.3% during the three months ended June 30, 2006 compared to 39.6% during the same period in 2005.

Fuel and fuel taxes, net of fuel surcharge, increased 20.5% to $31.7 million during the three months ended June 30, 2006 compared to $26.3 million during the same period in 2005. The increase is due primarily to the inclusion of net fuel and fuel tax expense for Arnold and Total in the amount of $7.8 million. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, declined to 9.5% during the three months ended June 30, 2006 compared to 10.4% during the same period in 2005. Although the average fuel price per gallon increased approximately 28% during the three months ended June 30, 2006 compared to the same period in 2005, customer fuel surcharges largely mitigated the increase. Customer fuel surcharges in our truckload operations amounted to $57.5 million and $27.4 million for the three months ended June 30, 2006 and 2005, respectively.

Vehicle rents increased 13.5% to $19.3 million during the three months ended June 30, 2006 compared to $17.0 million during the same period in 2005. The increase is due primarily to the inclusion of vehicle rents for Arnold and Total in the amount of $3.3 million. This increase is partially offset by the decrease in the average number of tractors financed under operating leases to 2,836 from 3,426 for the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, vehicle rents declined to 5.8% during the three months ended June 30, 2006 compared to 6.7% during the same period in 2005.

Depreciation and amortization increased 41.1% to $15.8 million during the three months ended June 30, 2006 compared to $11.2 million during the same period in 2005. Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains/losses, increased to $16.6 million during the three months ended June 30, 2006 compared to $11.9 million during the same period in 2005. The increase is due primarily to the inclusion of depreciation and amortization for Arnold and Total in the amount of $5.4 million in addition to the average number of owned tractors increasing to 2,547 during the three months ended June 30, 2006 from 1,965 during the same period in 2005 for U.S. Xpress truckload operations. This increase is partially offset by the decrease in the average number of owned trailers to 6,452 from 8,167 in the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.8% during the three months ended June 30, 2006 compared to 4.4% during the same period in 2005.

Purchased transportation increased 33.0% to $61.7 million during the three months ended June 30, 2006 compared to $46.4 million during the same period in 2005 primarily due to the inclusion of purchased transportation amounts for Arnold and Total in the amount of $16.6 million and increased fuel surcharges paid to the railroads and owner-operators. This increase is partially offset by the sale and exit of the airport-to-airport business. As a percentage of revenue, before fuel surcharge, purchased transportation increased to 18.6% in the 2006 period from 18.4% in the 2005 period.

Operating expense and supplies increased 31.1% to $24.9 million during the three months ended June 30, 2006 compared to $19.0 million during the same period in 2005. This is primarily the result of the inclusion of operating expense and supplies amounts for Arnold and Total in the amount of $6.0 million. As a percentage of revenue, before fuel surcharge, operating expense and supplies remained essentially constant at 7.5% for both periods

Insurance premiums and claims , consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 48.2% to $16.3 million during the three months ended June 30, 2006 compared to $11.0 million during the same period in 2005. The increase is due primarily to the inclusion of insurance premium and claims expenses for Arnold and Total in the amount of $3.8 million. Excluding Arnold and Total amounts, insurance premiums and claims increased 13% to $12.4 million compared to $11.0 million during the same period in 2005. This increase is due primarily to an increase in liability claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims increased to 4.9% during the three months ended June 30, 2006 compared to 4.4% during the same period in 2005. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to " Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 22.9% to $4.3 million during the three months ended June 30, 2006 compared to $3.5 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $1.0 million. As a percentage of revenue, operating taxes and license decreased to 1.3% in the 2006 period from 1.4% in the 2005 period.

Communications and utilities increased 38.5% to $3.6 million during the three months ended June 30, 2006 compared to $2.6 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $0.8 million. As a percentage of revenue, communications and utilities increased to 1.1% in the 2006 period from 1.0% in the 2005 period.

General and other operating remained essentially constant at $11.3 million for the three months ended June 30, 2006 and the same period in 2005. The is primarily the result of the elimination of certain general and other operating expenses related to the airport-to-airport business partially offset by the inclusion of general and other operating amounts for Arnold and Total in the amount of $1.8 million. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.4% in the 2006 period from 4.5% in the 2005 period.

Loss on sale and exit of business of $2.8 million for the three months ended June 30, 2005 related to the exit of the airport-to-airport business by Xpress Global Systems. Xpress Global Systems provided $15.6 million for costs related to the shutdown and received $12.8 million in cash. During the second quarter of 2006 the Company increased its provision for the estimated loss on liquidation of receivables from $2,025 to $2,425. See Footnote 11, “ Loss on Sale and Exit of Business”.

Interest expense increased 161.1% to $4.7 million during the three months ended June 30, 2006 compared to $1.8 million during the same period in 2005. The increase is due primarily to the inclusion of interest expense for Arnold and Total in the amount of $1.8 million, increased debt, and higher interest rates. Interest expense is expected to increase in future periods because of the consolidation of the borrowings of Arnold and Total as of March 2006. As of June 30, 2006, we increased our debt by $140.7 million as compared to December 31, 2005. This increase is primarily due to the inclusion of Arnold and Total debt, which amounted to $110.4 million at June 30, 2006.

Minority interest of $0.4 million for the three months ended June 30, 2006 is representative of the 20.0% minority shareholders interest in the net income of Arnold and Total.

The effective tax rate was 43.5% for the three months ended June 30, 2006. The rate was higher than the federal statuary rate of 35.0%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Comparison of the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005

Total operating revenue increased 25.5% to $689.2 million during the six months ended June 30, 2006 compared to $549.0 million during the same period in 2005. The increase resulted primarily from $124.2 million in revenues from Arnold and Total and higher fuel surcharges.

Revenue, before fuel surcharge, increased 18.6% to $594.4 million during the six months ended June 30, 2006 compared to $501.0 million during the same period in 2005. Truckload revenue, before fuel surcharge, increased to $549.2 million during the six months ended June 30, 2006, compared to $437.5 million during the same period in 2005, due primarily to the addition of Arnold and Total and an increase of 5.7% in average revenue per loaded mile to $1.585 from $1.500. These gains were partially offset by a 2.7% reduction in average revenue miles per tractor. Xpress Global Systems’ revenue decreased 39.2% to $48.0 million during the six months ended June 30, 2006 compared to $78.9 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business in the second quarter of 2005. Intersegment revenue decreased to $2.8 million during the six months ended June 30, 2006, compared to $15.4 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business.

Salaries, wages, and benefits increased 17.8% to $230.0 million during the six months ended June 30, 2006 compared to $195.2 million during the same period in 2005. The increase is primarily due to the inclusion of wages for Arnold and Total in the amount of $37.1 million. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits declined to 38.7% during the six months ended June 30, 2006 compared to 39.0% during the same period in 2005.

Fuel and fuel taxes, net of fuel surcharge, increased 14.5% to $60.8 million during the six months ended June 30, 2006 compared to $53.1 million during the same period in 2005. The increase is due primarily to the inclusion of net fuel and fuel tax expense for Arnold and Total in the amount of $11.0 million. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, decreased to 10.2% during the six months ended June 30, 2006 compared to 10.6% during the same period in 2005. Although the average fuel price per gallon increased approximately 28% during the six months ended June 30, 2006 compared to the same period in 2005, customer fuel surcharges largely mitigated the increase. Customer fuel surcharges in our truckload operations amounted to $94.7 million and $48.0 million for the six months ended June 30, 2006 and 2005, respectively.

Vehicle rents increased 9.3% to $37.7 million during the six months ended June 30, 2006 compared to $34.5 million during the same period in 2005. The increase is due primarily to the inclusion of vehicle rents for Arnold and Total in the amount of $4.6 million. This increase is partially offset by the decrease in the average number of tractors financed under operating leases to 3,031 from 3,403 for the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, vehicle rents decreased to 6.4% in the 2006 period from 6.9% in 2005 period.

Depreciation and amortization increased 23.1% to $27.7 million during the six months ended June 30, 2006 compared to $22.5 million during the same period in 2005. Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains/losses, increased to $29.4 million during the six months ended June 30, 2006 compared to $24.1 million during the same period in 2005. The increase is due primarily to the inclusion of depreciation and amortization for Arnold and Total in the amount of $7.2 million in addition to the average number of owned tractors increasing to 2,335 during the six months ended June 30, 2006 from 1990 during the same period in 2005 for U.S. Xpress truckload operations. This increase is partially offset by the decrease in the average number of owned trailers to 6,483 from 8,296 in the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.7% in the 2006 from 4.5% in the 2005 period

Purchased transportation increased 10.4% to $108.3 million during the six months ended June 30, 2006 compared to $98.1 million during the same period in 2005 primarily due to the inclusion of purchased transportation amounts for Arnold and Total in the amount of $22.3 million and increased fuel surcharges paid to the railroads and owner-operators. This increase is partially offset due to the sale and exit of the airport-to-airport business. As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 18.2% in the 2006 period from 19.6% in the 2005 period.

Operating expense and supplies increased 14.5% to $44.1 million during the six months ended June 30, 2006 compared to $38.5 million during the same period in 2005. This is primarily the result of the inclusion of operating expense and supplies amounts for Arnold and Total in the amount of $8.0 million. As a percentage of revenue, before fuel surcharge, operating expense and supplies decreased to 7.4% in the 2006 period from 7.7% in the 2005 period.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 37% to $29.6 million during the six months ended June 30, 2006 compared to $21.6 million during the same period in 2005. The increase is due primarily to the inclusion of insurance premium and claims expenses for Arnold and Total in the amount of $5.5 million. Excluding Arnold and Total amounts, insurance premiums and claims increased 12% to $24.2 million compared to $21.6 million during the same period in 2005. This increase is due primarily to an increase in liability claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims increased to 5.0% during the six months ended June 30, 2006 compared to 4.3% during the same period in 2005. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to " Critical Accounting Policies and Estimates—Claims Reserves and Estimates>" below for our various retention levels. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 19.4% to $8.0 million during the six months ended June 30, 2006 compared to $6.7 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $1.3 million. As a percentage of revenue, operating taxes and license remained essentially constant at 1.3% for both periods.

Communications and utilities increased 16.1% to $6.5 million during the six months ended June 30, 2006 compared to $5.6 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $1.1 million. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% for both periods.

General and other operating decreased 7.4% to $21.2 million during the six months ended June 30, 2006 compared to $22.9 million during the same period in 2005. The is primarily the result of the elimination of certain general and other operating expenses related to the airport-to-airport business partially offset by the inclusion of general and other operating amounts for Arnold and Total in the amount of $2.5 million. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.5% in the 2006 period from 4.6% in the 2005 period.

Loss on sale and exit of business of $2.8 million for the six months ended June 30, 2005 related to the exit of the airport-to-airport business by Xpress Global Systems. Xpress Global Systems provided $15.6 million for costs related to the shutdown and received $12.8 million in cash. During the second quarter of 2006 the Company increased its provision for the estimated loss on liquidation of receivables from $2,025 to $2,425. See Footnote 11, Loss on Sale and Exit of Business”.

Interest expense increased 105.3% to $7.8 million during the six months ended June 30, 2006 compared to $3.8 million during the same period in 2005. The increase is due primarily to the inclusion of interest expense for Arnold and Total in the amount of $2.5 million, increased debt, and higher interest rates. Interest expense is expected to increase in future periods because of the consolidation of the borrowings of Arnold and Total as of March 2006. As of June 30, 2006, we increased our debt by $140.7 million as compared to December 31, 2005. This increase is primarily due to the inclusion of Arnold and Total debt, which amounted to $110.4 million at June 30, 2006.

Minority interest of $0.5 million for the six months ended June 30, 2006 is representative of the 20.0% minority shareholders interest in the net income of Arnold and Total.

The effective tax rate was 43.5% for the six months ended June 30, 2006. The rate was higher than the federal statutory rate of 35.0%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Primarily as a result of the factors described above, we experienced net income of $6.5 million during the six months ended June 30, 2006 compared to a net loss of $1.6 million during the same period in 2005.

Liquidity and Capital Resources

Our business requires significant capital investments. Our primary sources of liquidity at June 30, 2006 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Our revolving credit facility has maximum available borrowings of $130.0 million and our accounts receivable securitization facility has maximum available borrowings, subject to eligible receivables, of $140.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt, and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months.

Cash Flows

Net cash provided by operating activities was $55.5 million and $47.1 million during the six months ended June 30, 2006 and 2005, respectively. The increase in net cash provided by operating activities is primarily due to an increase in earnings and depreciation for the six months ended June 30, 2006, as compared to the same period in 2005.

Net cash used in investing activities was $74.5 million and $13.8 million during the six months ended June 30, 2006 and 2005 respectively. The increase in cash used in investing activities is primarily the result of $45.6 million more in net additions to property and equipment, combined with the acquisitions of Arnold and Total in the six months ended June 30, 2006, as compared to the same period in 2005. During the six months ended June 30, 2005, the company received $12.8 million in proceeds from the sale and exit of airport-to-airport business. During the six months ended June 30, 2006, the cash used relates mainly to the purchase of replacement tractors, of which a large portion had previously been financed through operating leases, combined with the purchase of replacement trailers.

Net cash provided by financing activities was $13.2 million during the six months ended June 30, 2006, compared to net cash used in financing activities of $33.3 million during the same period in 2005. The cash used in financing activities during the six months ended June 30, 2005 related to the pay down of debt following the stock offering completed in December 2004.

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

At June 30, 2006, the applicable margin was 0.0 % for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25 % and .25%, respectively, at June 30, 2006).

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of June 30, 2006, we were in compliance with the revolving credit facility covenants.

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

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of June 30, 2006, we were in compliance with the Securitization Facility covenants.

At June 30, 2006, we had $317.8 million of borrowings, of which $204.5 million was long-term, $46.4 million was current maturities, and $67.0 million consisted of borrowings under the Securitization Facility. We also had approximately $60.2 million in unused letters of credit. At June 30, 2006, we had an aggregate of approximately $135.1 million of available borrowing remaining under our revolving credit facility and the Securitization Facility.

Equity

In July 2005, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006, at which time, or prior thereto, the Board may elect to extend the repurchase program. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. During the second quarter of 2006, we did not repurchase any shares. In the third quarter of 2006, we repurchased 40,000 shares for approximately $0.9 million.

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

Off-Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles, and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements, and the tax advantages of leasing versus owning. At June 30, 2006, a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from July 2006 to July 2013. Lease payments on office and terminal facilities, automobiles, and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $19.9 million for the three months ended June 30, 2006. The remaining lease obligations as of June 30, 2006 were $221.2 million, with $76.2 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $33.1 million at June 30, 2006. The residual value of a portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table presents our outstanding contractual obligations at June 30, 2006, excluding letters of credit of $60.2 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Securitization facility(1)	$67,000	$67,000	$-	$-	$-
Long-term debt, including interest (1)	293,835	56,702	100,167	92,347	44,619
Capital leases, including interest (1)	2,425	1,821	604	-	-
Operating leases - revenue equipment (2)	197,885	66,007	87,890	33,318	10,670
Operating leases - other (3)	23,290	10,197	11,285	1,794	14
Purchase obligations (4)	456,525	415,674	40,851	-	-
Total Contractual Cash Obligations	$1,040,960	$617,401	$240,797	$127,459	$55,303

(1)    Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at June 30, 2006. The credit facility does not require scheduled principal payments. Approximately 26% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at June 30, 2006 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 8, " Long-Term Debt," and footnote 9, " Accounts Receivable Securitization," in the accompanying consolidated financial statements for further information.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 7% of consolidated revenues for the six months ended June 30, 2006, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed, and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

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

Claims Reserves and Estimates

Claims reserves consist of estimates of cargo loss, physical damage, liability (personal injury and property damage), employee medical expenses, and workers’ compensation claims within our established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts we consider adequate. Claims accruals represent pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, liability, and workers’ compensation claims are estimated based on our evaluation of the type and severity of individual claims and historical information, primarily our own claims experience, along with assumptions about future events combined with the assistance of independent actuaries in the case of workers’ compensation and liability. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.

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

We have experienced significant increases in insurance premiums and claims expense since September 2001, primarily related to workers’ compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience, and an increase in retention levels related to liability and workers’ compensation claims. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. The retention levels for liability insurance at U.S. Xpress, Arnold and Total are $2.0 million, $1.0 million and $2.0 million, respectively. The retention levels for workers’ compensation at U.S. Xpress, Arnold, and Total are $0.5 million, $0.8 million and $0.5 million, respectively.

Accounting for Business Combinations

Our consolidated financial statements are inclusive of our accounts and the accounts of majority-owned subsidiaries. We consolidate all of majority-owned subsidiaries and record a minority interest representing the remaining shares held by the minority shareholders. All transactions and balances with and related to our majority owned subsidiaries have been eliminated.

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

Management makes estimates of fair value based upon assumptions believed to be reasonable. These estimates are based on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates, or actual results.

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

We are exposed to variable interest rate risk principally from the Securitization Facility and our revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At June 30, 2006, we had borrowings totaling $317.8 million, comprising $81.6 million of variable rate borrowings and $236.2 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a material impact on our consolidated statements of operations.

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

The annual meeting of stockholders of U.S. Xpress Enterprises, Inc. was held on May 2, 2006. Proxies for the meeting were solicited by the Board of Directors pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to the Board’s proposals.

The stockholders voted on the following matters with the results indicated:

(1)	Election of Directors

The stockholders elected each of the five director nominees, as listed in the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 5, 2006 (File No. 0-24806).

The voting tabulation on the election of directors was as follows:

	Votes FOR	Votes WITHHELD	ABSTENTIONS
Patrick E. Quinn	14,633,572	2,642,886	0
Max L. Fuller	14,754,296	2,522,162	0
James E. Hall	17,082,724	193,734	0
John W. Murrey, III	16,962,000	314,456	0
Robert J. Sudderth, Jr.	17,082,459	193,999	0

(2) Approval of the Adoption of the 2006 Omnibus Incentive Plan

The adoption of the 2006 Omnibus Incentive Plan was approved with 13,685,141 votes for; 282,360 votes against; 2,131 abstentions; and 3,306,826 broker non-votes.

Item 6.	Exhibits

(a)	Exhibits
(1)	3.1	Restated Articles of Incorporation of the Company

(2)	3.2	Restated Bylaws of the Company

	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 to this report and incorporated herein by reference

	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 to this report and incorporated herein by reference

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn

(3)	10.1	Form of Restricted Award Notice under 2002 Stock Incentive Plan

(4)	10.2	2006 Omnibus Incentive Plan

#	10.3	Form of Non-Employee Director Award Notice under 2006 Omnibus Incentive Plan

#	31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 20, 1994 (File No. 33-79208).
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 9, 2004 (File No. 0-24806).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed April 12, 2006 (File No. 0-24806).
(4)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed April 5, 2006 (File No. 0-24806).
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: August 9, 2006	By: /s/Ray M. Harlin
Ray M. Harlin
Chief Financial Officer