Form 10-Q
period 2006-09-30
US XPRESS ENTERPRISES INC
filed 2006-11-09
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission File Number: 0-24806

(Exact name of registrant as specified in its charter)

Nevada	62-1378182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4080 Jenkins Road
Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of October 31, 2006, 12,262,450 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

(1)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Operating Revenue:
Revenue, before fuel surcharge	$334,815	$262,623	$929,257	$763,605
Fuel surcharge	61,768	34,617	156,497	82,663
Total operating revenue	396,583	297,240	1,085,754	846,268

Operating Expenses:
Salaries, wages and benefits	129,700	100,756	359,695	295,928
Fuel and fuel taxes	90,395	60,680	245,928	161,790
Vehicle rents	18,441	17,140	56,172	51,608
Depreciation and amortization, net of gain on sale	16,123	12,015	43,792	34,545
Purchased transportation	62,287	49,041	170,556	147,130
Operating expense and supplies	25,166	18,524	69,267	57,048
Insurance premiums and claims	16,556	12,756	46,109	34,329
Operating taxes and licenses	4,338	3,614	12,329	10,348
Communications and utilities	3,313	2,600	9,791	8,203
General and other operating	10,853	10,625	32,016	33,492
Loss on sale and exit of business	177	-	577	2,787
Total operating expenses	377,349	287,751	1,046,232	837,208

Income from Operations	19,234	9,489	39,522	9,060

Interest Expense, net	4,977	2,071	12,766	5,856
Early extinguishment of debt	-	-	-	201
Equity in loss (income) of affiliated companies	(132)	(557)	427	(1,808)
Minority interest	508	-	1,011	-
	5,353	1,514	14,204	4,249

Income before income taxes	13,881	7,975	25,318	4,811

Income tax provision	6,609	3,976	11,587	2,457

Net Income	$7,272	$3,999	$13,731	$2,354

Earnings Per Share - basic	$0.48	$0.25	$0.90	$0.15
Weighted average shares - basic	15,314	15,908	15,320	16,117
Earnings Per Share - diluted	$0.47	$0.25	$0.88	$0.14
Weighted average shares - diluted	15,599	15,983	15,578	16,286

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

Assets	September 30, 2006	December 31, 2005
	(Unaudited)
Current Assets:
Cash and cash equivalents	$3,687	$9,488
Customer receivables, net of allowance	177,763	140,263
Other receivables	12,338	14,552
Prepaid insurance and licenses	11,556	14,701
Operating and installation supplies	5,365	3,693
Deferred income taxes	12,603	9,046
Other current assets	11,863	11,227
Total current assets	235,175	202,970

Property and Equipment, at cost:
Land and buildings	69,121	53,129
Revenue and service equipment	498,069	319,118
Furniture and equipment	36,288	31,006
Leasehold improvements	29,091	25,223
Computer software	38,107	31,620
	670,676	460,096
Less accumulated depreciation and amortization	(169,394)	(153,275)
Net property and equipment	501,282	306,821

Other Assets:
Goodwill, net	91,051	72,143
Other	25,388	25,450
Total other assets	116,439	97,593

Total Assets	$852,896	$607,384

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

Liabilities and Stockholders' Equity	September 30, 2006	December 31, 2005
	(Unaudited)
Current Liabilities:
Accounts payable	$51,464	$28,172
Book overdraft	5,616	11,789
Accrued wages and benefits	22,976	14,328
Claims and insurance accruals	47,245	36,071
Other accrued liabilities	10,529	12,375
Securitization facility	47,000	45,000
Current maturities of long-term debt	49,516	17,111
Total current liabilities	234,346	164,846

Long-Term Debt, net of current maturities	233,586	115,044

Deferred Income Taxes	90,499	54,618

Other Long-Term Liabilities	3,161	2,499

Claims and Insurance Accruals, long-term	42,710	37,965

Minority Interest	3,289	-

Stockholders' Equity:

Preferred stock, $.01 par value, 2,000,000 shares authorized, no shares issued	-	-
Common stock Class A, $.01 par value, 30,000,000 shares authorized, 15,945,525 and 15,870,006 shares issued at September 30, 2006 and December 31, 2005, respectively	159	159
Common stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at September 30, 2006 and December 31, 2005	30	30
Additional paid-in capital	161,181	159,547
Retained earnings	124,000	110,269
Treasury stock Class A, at cost (3,683,075 and 3,543,075 shares at September 30, 2006 and December 31, 2005, respectively)	(40,048)	(37,576)
Notes receivable from stockholders	(17)	(17)
Total stockholders' equity	245,305	232,412
Total Liabilities and Stockholders' Equity	$852,896	$607,384

(See Accompanying Notes to Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash Flows from Operating Activities:
Net income	$13,731	$2,354
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	5,794	1,228
Tax benefit realized from stock options	(161)	704
Provision for losses on receivables	1,163	1,967
Depreciation and amortization	46,370	36,957
Stock-based compensation expense	549	21
Gain on sale of equipment	(2,578)	(2,413)
Loss on sale and exit of business	577	2,787
Minority interest	1,011	-
Equity in loss (income) of affiliated companies	427	(1,808)
Change in operating assets and liabilities, net of acquisitions:
Receivables	27	(3,974)
Prepaid insurance and licenses	5,846	4,563
Operating and installation supplies	(129)	1,421
Other assets	2,806	(5,473)
Accounts payable and other accrued liabilities	13,871	4,013
Accrued wages and benefits	4,123	1,521
Net cash provided by operating activities	93,427	43,868
Cash Flows from Investing Activities:
Payments for purchase of property and equipment	(166,700)	(83,308)
Proceeds from sales of property and equipment	50,051	40,883
Repayment of notes receivable from stockholders	-	30
Acquisition of business, net of cash acquired	(6,806)	(327)
Investment in affiliate company	(2,965)	(3,975)
Proceeds from sale and exit of airport-to-airport business	-	12,750
Net cash used in investing activities	(126,420)	(33,947)
Cash Flows from Financing Activities:
Net borrowings on line of credit	1,500	45,300
Borrowings under long-term debt	77,312	26,575
Payments of long-term debt, net	(43,419)	(50,595)
Additions to deferred financing costs	(613)	-
Tax benefit realized from stock options	161	-
Book overdraft	(6,174)	(5,010)
Purchase of Class A common stock	(2,472)	(11,914)
Proceeds from issuance of common stock	179	55
Proceeds from exercise of stock options	718	966
Net cash provided by financing activities	27,192	5,377
Net (Decrease) Increase in Cash and Cash Equivalents	(5,801)	15,298
Cash and Cash Equivalents, beginning of period	9,488	66
Cash and Cash Equivalents, end of period	$3,687	$15,364
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest, net of capitalized interest	$12,382	$4,564
Cash paid during the period for income taxes	$12,334	$577

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

Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006).

2. Organization and Operations

The Company provides transportation services through two business segments: (i) truckload, comprised of U.S. Xpress, Inc. ("U.S. Xpress"), Arnold Transportation, Inc. ("Arnold"), and Total Transportation of Mississippi LLC ("Total," and, collectively with U.S. Xpress and Arnold, "Truckload"); and (ii) Xpress Global Systems, Inc. ("Xpress Global Systems"). U.S. Xpress, Arnold, and Total are truckload carriers serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing, and distribution services to the floorcovering industry.

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net Income	$7,272	$3,999	$13,731	$2,354
Denominator:
Weighted average common shares outstanding (in thousands)	15,314	15,908	15,320	16,117
Equivalent shares issuable upon exercise of stock options and conversion of unvested restricted stock (in thousands)	285	75	258	169
Diluted shares (in thousands)	15,599	15,983	15,578	16,286
Earnings per share:
Basic	$.48	$.25	$.90	$.15
Diluted	$.47	$.25	$.88	$.14

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

In October 2005, the Company accelerated the vesting of substantially all of the outstanding stock options previously granted under the Company’s 2002 Stock Incentive Plan. As a result of the acceleration, unvested options to purchase 231,440 shares of the Company’s Class A Common Stock, which otherwise would have vested from time to time over the next ten months, became fully vested and immediately exercisable as of October 25, 2005. The Company would have recognized compensation expense in the amounts of $850, $166, and $3 in 2006, 2007, and 2008, respectively. The Company’s adoption of SFAS 123R had minimal impact and the expense associated with this adoption in the consolidated statements of operations for the third quarter of 2006 was approximately $15, included in salaries, wages, and benefits.

The Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s Class A common stock at a 15.0% discount of the fair market value, as defined in the 2003 plan. Such common stock is purchased for employees in January and July of each year, and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25 per calendar year. The Company has reserved 500,000 shares of Class A common stock under the terms of the 2003 Plan. In December and June 2006, employees purchased 9,057 and 5,937 shares, respectively, of the Company’s Class A common stock at $10.12 and $14.79 per share, respectively.

The Company awarded 10,000 shares of restricted stock in 2005, 40,466 shares in the three months ended March 31, 2006, 140,729 shares in the three months ended June 30, 2006, and 6,000 shares in the three months ended September 30, 2006. These restricted shares have various vesting schedules ranging from four to five years. The Company recognized approximately $227 and $471 in compensation expense during the three and nine months ended September 30, 2006, respectively, related to restricted stock.

The fair value of each employee stock option grant was estimated using the Black-Scholes option pricing model as of the date of grant using the following assumptions:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	5.0%	3.25%
Expected dividend yield	-%	-%
Expected volatility	46.5%	58.5%
Expected term (in years)	6.5	5.0

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

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS 123R, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the three and nine months ended September 30, 2005 as indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net Income, as reported	$3,999	$2,354
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(150)	(499)
Net Income, pro forma	$3,849	$1,855
Earnings per share:
Basic - as reported	$.25	$.15
Basic - pro forma	$.24	$.12
Diluted - as reported	$.25	$.14
Diluted - pro forma	$.24	$.11

The following tables summarize our stock option and restricted stock awards for the nine months ended September 30, 2006:

Stock Options

	Number of Shares	Weighted Average Exercise Price	Weighted Aggregate Contractual Term	Remaining Intrinsic Value
			(in years)		(in thousands)
Outstanding at December 31, 2005	622,746	$10.80	6.0	$	─

Granted	3,600	19.92
Exercised	(59,111)	11.18
Forfeited	(12,750)	6.79
Outstanding at September 30, 2006	554,485	$12.51	5.6		$5,900

Exercisable at September 30, 2006	528,885	$12.47	5.4		$5,700

Restricted Shares

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	10,000	$11.15
Granted	187,195	19.59
Vested	─	─
Forfeited	(706)	20.27
Unvested at September 30, 2006	196,489	$19.16

As of September 30, 2006, the Company had $.2 million and $3.3 million in unrecognized compensation expense related to stock options and restricted stock, respectively, which is expected to be recognized over a weighted average period of approximately 3 years for stock options and 4 years for restricted stock.

5. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $60,775 outstanding at September 30, 2006. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company currently has commitments outstanding to acquire revenue and communications equipment and development of terminals for approximately $182,073 in 2006 and $176,802 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

The acquisition is accounted for under the rules of FASB Statement No. 141, Business Combinations. The Company’s investment to date in the above mentioned companies totals $21.1 million. The allocation of the purchase cost consisted of $182.7 million in assets, of which $120.1 million is property, plant and equipment, and $180.5 million in liabilities, of which $118.5 million is current and long-term debt. Currently, $18.9 million of this investment has been allocated to goodwill. The allocation of the investment is preliminary as the Company is still reviewing the valuations of certain assets.

The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill are as follows:

•	ATS and the Total Companies compliment the Company’s current presence in the United States by creating a denser capacity of revenue equipment and drivers
•	Cost savings are expected through the sharing of best practices within the three companies in addition to increased purchasing power

Commencing March 1, 2006, the Company has accounted for its investments in ATS and the Total Companies on a consolidated basis.  The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the three and nine month periods ended September 30, 2006 and 2005 had the acquisitions taken place as of January 1, 2005 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue, net of fuel surcharge	$334,815	$342,354	$977,751	$994,553
Net Income	7,272	4,792	13,803	5,308
Earnings per share - Basic	.48	.30	.90	.33
Earnings per share - Diluted	.47	.30	.89	.33

In the transactions, the Company also obtained the right to elect a majority of the members of the board of directors of ATS and Total Companies. The Company retains options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If the Company fails to exercise such options prior to such dates, the members of the current Arnold and Total management teams will have similar options to repurchase the Company’s interests in ATS and the Total Companies, respectively.

7. Equity Investments

In August 2006, the Company acquired a 49% interest in Abilene Motor Express, Inc. (“Abilene”) for approximately $3.0 million. Certain members of the Abilene management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of Abilene’s debt and have no obligation to provide funding, services or assets. Under the agreement with the Abilene management team, the Company has a four-year option to acquire 100% of Abilene by purchasing management’s interest at a specified price plus an agreed upon annual return, and the Abilene management team has the right to acquire the Abilene stock held by the Company in the subsequent four years following the expiration of the four-year USX option. We have accounted for Abilene’s operating results using the equity method of accounting.

In connection with this investment, the Company issued an aggregate of 6,000 shares of restricted stock to key employees under its 2002 Stock Incentive Plan. The restricted shares vest over time contingent upon continued employment.

8. Operating Segments

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

	Truckload	Xpress Global Systems		Consolidated
Three Months Ended September 30, 2006
Revenue - external customers	$372,461	$24,122		$396,583
Intersegment revenue	1,271	-		1,271
Operating income	17,736	1,498		19,234
Total assets	831,930	20,966		852,896
Three Months Ended September 30, 2005
Revenue - external customers	$273,171	$24,069		$297,240
Intersegment revenue	2,593	-		2,593
Operating income (loss)	11,697	(2,208)		9,489
Total assets	551,358	31,165		582,523
Nine Months Ended September 30, 2006
Revenue - external customers	$1,013,592	$72,162		$1,085,754
Intersegment revenue	4,090	-		4,090
Operating income	35,961	3,561		39,522
Total assets	831,930	20,966		852,896
Nine Months Ended September 30, 2005
Revenue - external customers	$743,341	$102,927		$846,268
Intersegment revenue	18,017	-		18,017
Operating income (loss)	20,360	(11,300	)(1)	9,060
Total assets	551,358	31,165		582,523

(1)	Includes the one-time pre-tax charge of $2.8 million related to the loss on sale and exit of the airport-to-airport business. See Footnote 11, “Loss on Sale and Exit of Business.”

The difference in consolidated operating income, as shown above, and consolidated income before income tax provision on the consolidated statements of operations for the three months ended September 30, 2006 and 2005, respectively, consists of net interest expense of $4,977 and $2,071, equity in income of affiliated companies of $132 and $557 and minority interest of $508 and $0.

The difference in consolidated operating income, as shown above, and consolidated income before income tax provision on the consolidated statements of operations for the nine months ended September 30, 2006 and 2005, respectively, consists of net interest expense of $12,766 and $5,856, early extinguishment of debt of $0 and $201, equity in loss (income) of affiliated companies of $427 and $(1,808), and minority interest of $1,011 and $0.

9. Long-Term Debt

Long-term debt at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005
Obligation under line of credit with a group of banks, maturing March 2011 at September 30, 2006 and October 2009 at December 31, 2005	$1,400	$1,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.88% and 5.53% at September 30, 2006 and December 31, 2005, respectively, due in monthly installments with final maturities at various dates through August 2013, secured by related revenue equipment	242,435	100,904
Mortgage note payable, interest rate of 6.73% at September 30, 2006 and December 31, 2005, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate	7,867	8,112
Mortgage note payable, interest rate of 6.26% at September 30, 2006 and December 31, 2005, maturing December 2030, secured by real estate	16,783	17,000
Mortgage note payable, interest rate of 6.98% at September 30, 2006, maturing August, 2031, secured by real estate	10,455	-
Mortgage notes payable, interest rate ranging from 5.00% to 7.25% maturing at various dates through April 2009, secured by real estate	1,855	-
Capital lease obligations maturing through September 2008	1,858	2,661
Note payable maturing July 2006	-	1,475
Other	449	103
	283,102	132,155
Less: current maturities of long-term debt	(49,516)	(17,111)
	$233,586	$115,044

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

At September 30, 2006, the applicable margin was 0.00% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25 % and .25%, respectively, at September 30, 2006).

At September 30, 2006, $60,775 in letters of credit were outstanding under the credit facility with $67,825 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of September 30, 2006, the Company was in compliance with the credit facility covenants.

10. Accounts Receivable Securitization

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

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 11, 2007. As of September 30, 2006, the Company’s borrowings under the Securitization Facility were $47,000, with $93,000 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of September 30, 2006, the Company was in compliance with the Securitization Facility covenants.

11. Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12,750 in cash. Following the transaction, Xpress Global Systems continues to provide transportation, warehousing, and distribution services to the floorcovering industry. In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business. The following table is a summary of components related to the sale and exit of the airport-to-airport business and the remaining amounts included in the Company’s consolidated balance sheet in other accrued liabilities and other long-term liabilities as of September 30, 2006.

	December 31, 2005 Reserve	2006 Reserve Additions		2006 Reserve Payments	September 30, 2006 Reserve
Future lease commitments	$1,492	$124	(1)	$(519)	$1,097
Other related exit costs	165	-		(30)	135
Minimum contractual amounts	1,838	113	(1)	(476)	1,475

(1)	The component of the minimum contractual amounts liability and future lease commitments liability represents interest accretion as of September 30, 2006.

For the three and nine months ending September 30, 2006, the Company increased its provision for the estimated loss on liquidation of receivables from $2,425 to $2,602 and 2,025 to 2,602, respectively.

12. Recent Accounting Pronouncements

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

13. Related Party Transaction

The two principal stockholders of the Company own 100% of the outstanding stock of Innovative Processing Solutions LLC (“IPS”), which owns 30% of the outstanding stock of DriverTech, a leading provider of onboard computers for the trucking industry. During the third quarter of 2006, the Company paid DriverTech $2.0 million for DriverTech DT4000 TruckPC units with Tri-Mode communications (satellite, cellular, and Wi-Fi). This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.

14. Subsequent Events

On October 27, 2006, the Company entered into a Fifth Amendment to the Revolving Credit and Letter of Credit Loan Agreement, dated October 27, 2006 (the "Credit Facility Amendment"), with SunTrust Bank, Bank of America, N.A., LaSalle Bank National Association, Branch Banking and Trust Company, National City Bank, and Regions Financial Corporation, as lenders (the "Lenders"), amending the Company's revolving credit facility. Pursuant to the Credit Facility Amendment, the Lenders temporarily eased the lease adjusted leverage ratio that the Company is required to maintain by increasing the maximum permissible lease adjusted leverage ratio from 3.00 to 1.00 to 3.50 to 1.00 for the two fiscal quarters ending March 31, 2007, capping the same ratio at 3.25 to 1.00 for the fiscal quarter ending June 30, 2007, and returning the lease adjusted leverage ratio to 3.00 to 1.00 in the third fiscal quarter of 2007. As part of the Credit Facility Amendment, the Lenders also agreed to a $10 million increase in the aggregate dollar value of miscellaneous investments that the Company may make during the term of the credit facility and eased restrictions on the Company's ability to redeem its own stock by increasing the dollar value of permitted redemptions from $15 million to $30 million.

On October 20, 2006, the Board of Directors extended the expiration date of outstanding option grants set to expire in 2007. The expiration date was extended five years from the original expiration date. The company will record a one-time charge of approximately $.3 million in the fourth quarter in connection with the extension.

15. Reclassifications

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

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Associations. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.2 billion in 2005 from $215.4 million in 1994, a compounded annual growth rate of 16.6%. Our growth has come through expansion of business with new and existing customers and complementary acquisitions. Our operating revenue increased 33% to $396.6 million in the third quarter of 2006 from $297.2 million in the third quarter of 2005. Net income for the third quarter increased 81.9% to $7.3 million, or $0.47 per diluted share, compared with net income of $4.0 million, or $0.25 per diluted share, in the prior-year period.

Our Truckload Segment

Our truckload segment, U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), which comprised approximately 94% of our total operating revenue in the third quarter of 2006, includes the following six strategic business units, each of which is significant in its market:

● U.S. Xpress dedicated
Our approximately 1,650 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

● U.S. Xpress regional and solo over-the-road
Our approximately 2,800 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest, and West, in addition to providing nationwide coverage.

● U.S. Xpress expedited intermodal rail
Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs.

● U.S. Xpress expedited team
Our approximately 750 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

● Arnold
Arnold is a dry van truckload carrier headquartered in Florida with approximately 1,500 trucks, and offers regional, dedicated, and medium length-of-haul service primarily in the Northeast, Southeast, and Southwest United States.

● Total
Total is a dry van truckload carrier headquartered in Mississippi with approximately 600 trucks, and offers regional, dedicated, and medium length-of-haul services primarily in the eastern United States.

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 6% of our total operating revenue in the third quarter of 2006, offers transportation, warehousing, and distribution services to the floorcovering industry. During the third quarter of 2006, our Xpress Global Systems segment experienced operating income of $1.5 million, compared to an operating loss of $2.2 million in the same period in 2005.

Revenue and Expenses

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 94.3% in the third quarter of 2006, compared to 96.4% in the third quarter of 2005.

Our Truckload Segment

We primarily generate revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.65 during the third quarter of 2006 from $1.64 in the third quarter of 2005. Average revenue per tractor per week, before fuel surcharge revenue, decreased to $3,028 during the third quarter of 2006 from $3,168 in the third quarter of 2005 (excluding rail revenue).

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

Revenue Equipment

At September 30, 2006, we had a truckload fleet of 7,404 tractors including the tractors at Arnold and Total and 951 owner-operator tractors. We also operated 22,403 trailers in our truckload fleet and approximately 330 tractors dedicated to local and drayage services. At Xpress Global Systems, we operated 186 pickup and delivery tractors and 415 trailers.

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

	(Total operating revenue)		(Revenue, before fuel surcharge)		(Total operating revenue)		(Revenue, before fuel surcharge)
	Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Operating Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	32.8	33.9	38.8	38.3	33.2	34.9	38.6	38.7
Fuel and fuel taxes	22.8	20.4	8.6	9.9	22.7	19.1	9.6	10.3
Vehicle rents	4.6	5.8	5.5	6.5	5.2	6.1	6.0	6.7
Depreciation and amortization, net of gain on sale	4.1	4.0	4.8	4.6	4.0	4.1	4.7	4.5
Purchased transportation	15.7	16.5	18.6	18.7	15.7	17.4	18.4	19.3
Operating expense and supplies	6.3	6.2	7.5	7.1	6.4	6.7	7.5	7.5
Insurance premiums and claims	4.2	4.3	4.9	4.9	4.2	4.1	5.0	4.5
Operating taxes and licenses	1.1	1.2	1.3	1.4	1.1	1.2	1.3	1.4
Communications and utilities	0.8	0.9	1.0	1.0	0.9	1.0	1.1	1.1
General and other operating	2.7	3.6	3.2	4.0	2.9	4.0	3.4	4.4
Loss on sale and exit of business	0.1	0.0	0.1	0.0	0.1	0.3	0.1	0.4
Total operating expenses	95.2	96.8	94.3	96.4	96.4	98.9	95.7	98.8

Income from Operations	4.8	3.2	5.7	3.6	3.6	1.1	4.3	1.2

Interest expense, net	1.2	0.7	1.5	0.8	1.2	0.7	1.4	0.8
Early extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Equity in loss (income) of affiliated companies	0.0	(0.2)	0.0	(0.2)	0.0	(0.2)	0.1	(0.2)
Minority interest	0.1	0.0	0.1	0.0	0.1	0.0	0.1	0.0
	1.3	0.5	1.6	0.6	1.3	0.5	1.6	0.6
Income before income taxes	3.5	2.7	4.1	3.0	2.3	0.6	2.7	0.6

Income tax provision	1.7	1.3	2.0	1.5	1.1	0.3	1.2	0.3

Net Income	1.8%	1.4%	2.1%	1.5%	1.2%	0.3%	1.5%	0.3%

There are minor rounding differences in the above table.

Comparison of the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005

Total operating revenue increased 33.4% to $396.6 million during the three months ended September 30, 2006 compared to $297.2 million during the same period in 2005. The increase resulted primarily from $90.6 million in revenue from Arnold and Total and higher fuel surcharges.

Revenue, before fuel surcharge, increased 27.5% to $334.8 million during the three months ended September 30, 2006 compared to $262.6 million during the same period in 2005. Truckload revenue, before fuel surcharge, increased to $312.0 million during the three months ended September 30, 2006, compared to $241.1 million during the same period in 2005, due primarily to the addition of Arnold and Total. Xpress Global Systems’ revenue remained essentially constant at $24.1 million. Intersegment revenue decreased to $1.3 million during the three months ended September 30, 2006, compared to $2.6 million during the same period in 2005.

Salaries, wages, and benefits increased 28.7% to $129.7 million during the three months ended September 30, 2006 compared to $100.8 million during the same period in 2005. The increase is primarily due to the inclusion of wages for Arnold and Total in the amount of $26.5 million. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits remained essentially constant at 38.8% for the three months ended September 30, 2006, compared to 38.3% for the three months ended September 30, 2005.

Fuel and fuel taxes, net of fuel surcharge, increased 9.6% to $28.6 million during the three months ended September 30, 2006 compared to $26.1 million during the same period in 2005. The increase is due primarily to the inclusion of net fuel and fuel tax expense for Arnold and Total in the amount of $6.7 million offset by the increased fuel surcharges paid to railroads and owner-operators reflected in purchased transportation, combined with a 13.8% decline in fuel prices during the month of September 2006. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, declined to 8.6% during the three months ended September 30, 2006 compared to 9.9% during the same period in 2005. Such decrease is mainly due to higher fuel surcharge billed to our customers. We maintain a fuel surcharge program to assist us in recovery of increased fuel costs. Customer fuel surcharges in our truckload operations amounted to $61.8 million and $34.6 million for the three months ended September 30, 2006 and 2005, respectively.

Vehicle rents increased 7.6% to $18.4 million during the three months ended September 30, 2006 compared to $17.1 million during the same period in 2005. The increase is due primarily to the inclusion of vehicle rents for Arnold and Total in the amount of $3.4 million. This increase is partially offset by the decrease in the average number of tractors financed under operating leases to 2,808 from 3,362 for the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, vehicle rents declined to 5.5% during the three months ended September 30, 2006 compared to 6.5% during the same period in 2005.

Depreciation and amortization increased 34.2% to $16.1 million during the three months ended September 30, 2006 compared to $12.0 million during the same period in 2005. Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains/losses, increased to $17.0 million during the three months ended September 30, 2006 compared to $12.8 million during the same period in 2005. The increase is due primarily to the inclusion of depreciation and amortization for Arnold and Total in the amount of $4.1 million. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.8% during the three months ended September 30, 2006 compared to 4.6% during the same period in 2005.

Purchased transportation increased 27.1% to $62.3 million during the three months ended September 30, 2006 compared to $49.0 million during the same period in 2005 primarily due to the inclusion of purchased transportation amounts for Arnold and Total in the amount of $16.6 million and increased fuel surcharges paid to the railroads and owner-operators. This increase is partially offset by the reduction of the owner-operator fleet within U.S. Xpress truckload operations by approximately 20%. As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 18.6% in the 2006 period from 18.7% in the 2005 period.

Operating expense and supplies increased 36.2% to $25.2 million during the three months ended September 30, 2006 compared to $18.5 million during the same period in 2005. This is primarily the result of the inclusion of operating expense and supplies amounts for Arnold and Total in the amount of $5.8 million. As a percentage of revenue, before fuel surcharge, operating expense and supplies increased to 7.5% during the three months ended September 30, 2006 compared to 7.1% during the same period in 2005.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 29.7% to $16.6 million during the three months ended September 30, 2006 compared to $12.8 million during the same period in 2005. The increase is due primarily to the inclusion of insurance premium and claims expenses for Arnold and Total in the amount of $3.9 million. Excluding Arnold and Total amounts, insurance premiums and claims decreased 1.0% to $12.7 million compared to $12.8 million during the same period in 2005. This decrease is due primarily to a reduction in liability claims expense partially offset by an increase in cargo claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims remained essentially constant at 4.9% for both periods. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to "Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 19.4% to $4.3 million during the three months ended September 30, 2006 compared to $3.6 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $1.0 million. As a percentage of revenue, operating taxes and license decreased to 1.3% in the 2006 period from 1.4% in the 2005 period.

Communications and utilities increased 26.9% to $3.3 million during the three months ended September 30, 2006 compared to $2.6 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $0.8 million. As a percentage of revenue, communications and utilities remained constant at 1.0% for both periods.

General and other operating increased 2.8% to $10.9 million during the three months ended September 30, 2006 compared to $10.6 million during the same period in 2005. This is primarily the result of the inclusion of general and other operating amounts for Arnold and Total in the amount of $1.3 million, partially offset by the elimination of certain general and other operating expenses related to the airport-to-airport business. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.2% in the 2006 period from 4.0% in the 2005 period.

Loss on sale and exit of business of $.2 million for the three months ended September 30, 2006 related to the Company increasing its provision for the estimated loss on liquidation of receivables from $2,425 to $2,602. See Footnote 11, “Loss on Sale and Exit of Business”.

Interest expense increased 138.1% to $5.0 million during the three months ended September 30, 2006 compared to $2.1 million during the same period in 2005. The increase is due primarily to the inclusion of interest expense for Arnold and Total in the amount of $1.9 million, increased debt, and higher interest rates. Interest expense is expected to increase in future periods because of the consolidation of the borrowings of Arnold and Total as of March 2006. As of September 30, 2006, we increased our debt by $152.9 million as compared to December 31, 2005. This increase is primarily due to the inclusion of Arnold and Total debt, which amounted to $107.0 million at September 30, 2006.

Minority interest of $0.5 million for the three months ended September 30, 2006 is representative of the 20.0% minority shareholders interest in the net income of Arnold and Total.

The effective tax rate was 47.6% for the three months ended September 30, 2006. The rate was higher than the federal statuary rate of 35.0%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Comparison of the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005

Total operating revenue increased 30.0% to $1.1 billion during the nine months ended September 30, 2006 compared to $846.3 million during the same period in 2005. The increase resulted primarily from $214.8 million in revenues from Arnold and Total and higher fuel surcharges, partially offset by the sale and exit of the airport-to-airport business.

Revenue, before fuel surcharge, increased 21.7% to $929.3 million during the nine months ended September 30, 2006 compared to $763.6 million during the same period in 2005. Truckload revenue, before fuel surcharge, increased to $861.2 million during the nine months ended September 30, 2006, compared to $678.7 million during the same period in 2005, due primarily to the addition of Arnold and Total. Xpress Global Systems’ revenue decreased 30% to $72.2 million during the nine months ended September 30, 2006 compared to $102.9 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business in the second quarter of 2005. Intersegment revenue decreased to $4.1 million during the nine months ended September 30, 2006, compared to $18.0 million during the same period in 2005, due primarily to the sale and exit of the airport-to-airport business.

Salaries, wages, and benefits increased 21.6% to $359.7 million during the nine months ended September 30, 2006 compared to $295.9 million during the same period in 2005. The increase is primarily due to the inclusion of wages for Arnold and Total in the amount of $63.5 million. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits decreased to 38.6% during the nine months ended September 30, 2006 compared to 38.7% during the same period in 2005.

Fuel and fuel taxes, net of fuel surcharge, increased 13.0% to $89.4 million during the nine months ended September 30, 2006 compared to $79.1 million during the same period in 2005. The increase is due primarily to the inclusion of net fuel and fuel tax expense for Arnold and Total in the amount of $17.7 million. This increase is partially offset by the increased fuel surcharges paid to railroads and owner-operators reflected in purchased transportation. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, decreased to 9.6% during the nine months ended September 30, 2006 compared to 10.3% during the same period in 2005. Customer fuel surcharges in our truckload operations amounted to $156.5 million and $82.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Vehicle rents increased 8.9% to $56.2 million during the nine months ended September 30, 2006 compared to $51.6 million during the same period in 2005. The increase is due primarily to the inclusion of vehicle rents for Arnold and Total in the amount of $8.1 million. This increase is partially offset by the decrease in the average number of tractors financed under operating leases to 2,996 from 3,390 for the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, vehicle rents decreased to 6.0% in the 2006 period from 6.7% in 2005 period.

Depreciation and amortization increased 27.0% to $43.8 million during the nine months ended September 30, 2006 compared to $34.5 million during the same period in 2005. Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains/losses, increased to $46.4 million during the nine months ended September 30, 2006 compared to $36.9 million during the same period in 2005. The increase is due primarily to the inclusion of depreciation and amortization for Arnold and Total in the amount of $11.3 million. This increase is partially offset by the decrease in the average number of owned trailers to 6,419 from 7,967 in the same period in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.7% in the 2006 from 4.5% in the 2005 period

Purchased transportation increased 16.0% to $170.6 million during the nine months ended September 30, 2006 compared to $147.1 million during the same period in 2005 primarily due to the inclusion of purchased transportation amounts for Arnold and Total in the amount of $38.9 million and increased fuel surcharges paid to the railroads and owner-operators. This increase is partially offset due to the sale and exit of the airport-to-airport business and the reduction of the owner-operator fleet within U.S. Xpress truckload operations by approximately 20%. As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 18.4% in the 2006 period from 19.3% in the 2005 period.

Operating expense and supplies increased 21.6% to $69.3 million during the nine months ended September 30, 2006 compared to $57.0 million during the same period in 2005. This is primarily the result of the inclusion of operating expense and supplies amounts for Arnold and Total in the amount of $13.9 million. As a percentage of revenue, before fuel surcharge, operating expense and supplies remained essentially constant at 7.5% for both periods.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 34.4% to $46.1 million during the nine months ended September 30, 2006 compared to $34.3 million during the same period in 2005. The increase is due primarily to the inclusion of insurance premium and claims expenses for Arnold and Total in the amount of $9.5 million. Excluding Arnold and Total amounts, insurance premiums and claims increased 6.7% to $36.6 million compared to $34.3 million during the same period in 2005. This increase is due primarily to an increase in liability claims expense. As a percentage of revenue, before fuel surcharge, insurance and claims increased to 5.0% during the nine months ended September 30, 2006 compared to 4.5% during the same period in 2005. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to "Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels. We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 19.4% to $12.3 million during the nine months ended September 30, 2006 compared to $10.3 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $2.4 million. As a percentage of revenue, operating taxes and license decreased to 1.3% in the 2006 period from 1.4% in the 2005 period.

Communications and utilities increased 19.5% to $9.8 million during the nine months ended September 30, 2006 compared to $8.2 million during the same period in 2005. This is primarily the result of the amounts for Arnold and Total in the amount of $1.9 million. As a percentage of revenue, communications and utilities remained essentially constant at 1.1% for both periods.

General and other operating decreased 4.5% to $32.0 million during the nine months ended September 30, 2006 compared to $33.5 million during the same period in 2005. The is primarily the result of the elimination of certain general and other operating expenses related to the airport-to-airport business partially offset by the inclusion of general and other operating amounts for Arnold and Total in the amount of $3.9 million. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.4% in the 2006 period from 4.4% in the 2005 period.

Loss on sale and exit of business of $2.8 million for the nine months ended June 30, 2005 related to the exit of the airport-to-airport business by Xpress Global Systems. Xpress Global Systems provided $15.6 million for costs related to the shutdown and received $12.8 million in cash. During 2006, the Company increased its provision for the estimated loss on liquidation of receivables from $2,025 to $2,602. See Footnote 11, “Loss on Sale and Exit of Business”.

Interest expense increased 116.9% to $12.8 million during the nine months ended September 30, 2006 compared to $5.9 million during the same period in 2005. The increase is due primarily to the inclusion of interest expense for Arnold and Total in the amount of $4.4 million, increased debt, and higher interest rates. Interest expense is expected to increase in future periods because of the consolidation of the borrowings of Arnold and Total as of March 2006. As of September 30, 2006, we increased our debt by $152.9 million as compared to December 31, 2005. This increase is primarily due to the inclusion of Arnold and Total debt, which amounted to $107.0 million at September 30, 2006.

Minority interest of $1.0 million for the nine months ended September 30, 2006 is representative of the 20% minority shareholders interest in the net income of Arnold and Total.

The effective tax rate was 45.8% for the nine months ended September 30, 2006. The rate was higher than the federal statutory rate of 35.0%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Primarily as a result of the factors described above, we experienced net income of $13.7 million during the nine months ended September 30, 2006 compared to a net income of $2.4 million during the same period in 2005.

Liquidity and Capital Resources

Our business requires significant capital investments. Our primary sources of liquidity at September 30, 2006 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Our revolving credit facility has maximum available borrowings of $130 million and our accounts receivable securitization facility has maximum available borrowings, subject to eligible receivables, of $140 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt, and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months.

Cash Flows

Net cash provided by operating activities was $93.4 million and $43.9 million during the nine months ended September 30, 2006 and 2005, respectively. The increase in net cash provided by operating activities is primarily due to an increase in earnings and depreciation for the nine months ended September 30, 2006, as compared to the same period in 2005.

Net cash used in investing activities was $126.4 million and $33.9 million during the nine months ended September 30, 2006 and 2005 respectively. The increase in cash used in investing activities is primarily the result of $74.2 million more in net additions to property and equipment, combined with the acquisitions of Arnold and Total, and investment in Abilene in the nine months ended September 30, 2006, as compared to the same period in 2005. During the nine months ended September 30, 2005, the company received $12.8 million in proceeds from the sale and exit of the airport-to-airport business.

Net cash provided by financing activities was $27.2 million during the nine months ended September 30, 2006, compared to $5.4 million during the same period in 2005. The increase in cash provided by financing activities is the result of increased borrowings related to the purchase of revenue equipment and fewer shares of stock being repurchased for the nine months ending September 30, 2006 as compared to the same period in 2005.

Debt

On October 14, 2004, we entered into a $100.0 million senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the prior $100.0 million credit facility that was set to mature in March 2007. The credit facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.0% to 0.25%, or LIBOR plus an applicable margin of .88% to 2.00%, based on our lease-adjusted leverage ratio.

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

At September 30, 2006, the applicable margin was 0.0% for base rate loans and 1.25% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.25 % and .25%, respectively, at September 30, 2006).

The credit facility requires, among other things, maintenance by us of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts our ability to engage in certain sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of our own capital stock, the payment of dividends, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of September 30, 2006, we were in compliance with the revolving credit facility covenants.

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

The borrowings are secured by, and paid down through collections on, the accounts receivable. We can borrow up to $140.0 million under the Securitization Facility, subject to eligible receivables, and pay interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability because its term, subject to annual renewals, expires October 11, 2007.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of September 30, 2006, we were in compliance with the Securitization Facility covenants.

At September 30, 2006, we had $330.1 million of borrowings, of which $233.6 million was long-term, $49.5 million was current maturities, and $47.0 million consisted of borrowings under the Securitization Facility. We also had approximately $60.8 million in unused letters of credit. At September 30, 2006, we had an aggregate of approximately $160.8 million of available borrowing remaining under our revolving credit facility and the Securitization Facility.

Equity

In July 2005, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock. The stock could be repurchased on the open market or in privately negotiated transactions at any time until July 31, 2006. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. In the third quarter of 2006, we repurchased 40,000 shares for approximately $0.9 million prior to July 31, 2006.

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

Equity Investment

In August 2006, the Company acquired a 49% interest in Abilene Motor Express, Inc. (“Abilene”) for approximately $3.0 million. Certain members of the Abilene management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of Abilene’s debt and have no obligation to provide funding, services or assets. Under the agreement with the Abilene management team, the Company has a four-year option to acquire 100% of Abilene by purchasing management’s interest at a specified price plus an agreed upon annual return, and the Abilene management team has the right to acquire the Abilene stock held by the Company in the years following the expiration of the four-year Company option. We have accounted for Abilene’s operating results using the equity method of accounting.

In connection with this investment, the Company issued an aggregate of 6,000 shares of restricted stock to key employees of Abilene under the Company's 2002 Stock Incentive Plan. The restricted shares vest over time contingent upon continued employment.

Off-Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles, and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements, and the tax advantages of leasing versus owning. At September 30, 2006, a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from October 2006 to August 2013. Lease payments on office and terminal facilities, automobiles, and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $20.1 million for the three months ended September 30, 2006. The remaining lease obligations as of September 30, 2006 were $248.6 million, with $84.4 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $32.2 million at September 30, 2006. The residual value of a portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table presents our outstanding contractual obligations at September 30, 2006, excluding letters of credit of $60.8 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due By Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Securitization facility(1)	$47,000	$47,000	$-	$-	$-
Long-term debt, including interest (1)	349,050	63,391	116,351	101,260	68,048
Capital leases, including interest (1)	1,950	1,395	555	-	-
Operating leases - revenue equipment (2)	226,725	74,694	107,883	34,285	9,863
Operating leases - other (3)	21,893	9,720	10,935	1,234	4
Purchase obligations (4)	358,875	348,520	10,355	-	-
Total Contractual Cash Obligations	$1,005,493	$544,720	$246,079	$136,779	$77,915

(1)
Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at September 30, 2006. The credit facility does not require scheduled principal payments. Approximately 18% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at September 30, 2006 was utilized. The table assumes long-term debt is held to maturity. Refer to footnote 9, "Long-Term Debt," and footnote 10, "Accounts Receivable Securitization," in the accompanying consolidated financial statements for further information.

(2)
Represents future obligations under operating leases for over-the-road tractors, day-cabs, and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, Accounting for Leases ("SFAS 13"). Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 54 months and 60 to 84 months, respectively. Refer to “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements" for further information.

(3)
Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment, and airplanes. The amounts included are consistent with disclosures required under SFAS 13. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms range from 1 to 13 years.

(4)
Represents purchase obligations for revenue and communications equipment and development of terminals. The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. Refer to footnote 5, "Commitments and Contingencies," in the accompanying consolidated financial statements for disclosure of our purchase commitments.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 6% of consolidated revenues for the nine months ended September 30, 2006, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed, and ready to leave the dock. Estimated expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

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

We have experienced significant increases in insurance premiums and claims expense since September 2001, primarily related to workers’ compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience, and an increase in retention levels related to liability and workers’ compensation claims. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense, and the level of self-insured retention. Prior to September 1, 2006, the retention levels for liability insurance at U.S. Xpress, Arnold and Total were $2.0 million, $1.0 million and $2.0 million, respectively. Prior to September 1, 2006, the retention levels for workers’ compensation at U.S. Xpress, Arnold, and Total were $0.5 million, $0.8 million and $0.5 million, respectively. Beginning September 1, 2006, the retention levels for liability and workers’ compensation for all companies is $3.0 million and $1.0 million respectively.

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

We are exposed to variable interest rate risk principally from the Securitization Facility and our revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At September 30, 2006, we had borrowings totaling $330.1 million, comprising $59.2 million of variable rate borrowings and $270.9 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a material impact on our consolidated statements of operations.

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

Item 6.	Exhibits

(a)	Exhibits

(1)	3.1	Restated Articles of Incorporation of the Company

(2)	3.2	Restated Bylaws of the Company

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 to this report and incorporated herein by reference

(2)	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 to this report and incorporated herein by reference

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn

#	31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 20, 1994 (File No. 33-79208).
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 9, 2004 (File No. 0-24806).
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: November 9, 2006	By:	/s/Ray M. Harlin
Ray M. Harlin
Chief Financial Officer