Form 10-K
period 2006-12-31
US XPRESS ENTERPRISES INC
filed 2007-03-16
CIK 923571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE YEAR ENDED DECEMBER 31, 2006

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

Securities Registered Pursuant to Section 12(b) of the Act: Class A Common Stock, $0.01 Par Value - The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐      Accelerated filer ☒    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐  No ☒

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $262,138,583 (based upon the $27.02 closing sale price on that date as reported by NASDAQ). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of March 12, 2007, the registrant had 12,181,572 shares of Class A Common Stock and 3,040,262 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: The information set forth under Part III, Items 10, 11, 12, 13 and 14 of this Report is incorporated by reference from the registrant’s definitive proxy statement mailed to stockholders for the 2007 Annual Meeting of Stockholders to be held on May 11, 2007.

U.S. XPRESS ENTERPRISES, INC.

PART I

ITEM 1.  BUSINESS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Annual Report. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries.

GENERAL

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Association, or ATA. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.5 billion in 2006 from $215.4 million in 1994, a compounded annual growth rate of 17.4%. Our growth has come through expansion of business with new and existing customers and complementary acquisitions. Our operating revenue increased 26.4% to $1.5 billion in 2006 from $1.2 billion in 2005. Net income for the year increased 113.1% to $20.1 million, or $1.29 per diluted share, compared with net income of $9.4 million, or $0.59 per diluted share for the prior year period.

In 2006, our Xpress Global Systems segment positively impacted the results of operations by continued improvement in pricing and yield management, operational efficiencies and reduced overhead expenditures, as well as the divestiture of our unprofitable airport-to-airport business during 2005.

Truckload Segment
Our truckload segment, U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), which comprised approximately 94% of our total operating revenue in 2006, includes the following six strategic business units, each of which is significant in its market:

● U.S. Xpress dedicated
Our approximately 1,620 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

● U.S. Xpress regional and solo over-the-road
Our approximately 3,050 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest, and West, in addition to providing nationwide coverage.

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

Our Xpress Global Systems Segment
Our Xpress Global Systems segment, which comprised approximately 6% of our total operating revenue in 2006, offers transportation, warehousing, and distribution services to the floorcovering industry. During the year ended December 31, 2006, our Xpress Global Systems segment experienced operating income of $4.6 million, compared to an operating loss of $13.5 million, which includes a $2.8 million charge for the sale and exit from the airport-to-airport business, in the same period in 2005.

We primarily generate revenue by transporting less-than-truckload freight for our customers. Generally, we are paid a predetermined rate per square yard for carpet and per pound for all other commodities. The rates vary based on miles, type of service, and type of freight we are hauling. We enhance our less-than-truckload revenue by charging for storage, warehousing, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our less-than-truckload revenue are the revenue per pound we receive from our customers, the average weight per shipment we haul and the number of shipments we generate. These factors relate, among other things, to the general level of economic activity in the United States, especially in the housing industry, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our less-than-truckload business are average revenue per pound (excluding fuel surcharge revenue), total tonnage, and number of loads hauled per day.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting the freight for our customers. These costs include purchased transportation, fuel expense, and the cost paid to our agents to deliver the freight. Expenses that have both fixed and variable components include driver and dock related expenses, such as wages, benefits, training, and recruitment, maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel and the tonnage of freight we handle, but also have a controllable component based on load factor, safety, fleet age, efficiency, and other factors. Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver and non-dock worker personnel.

Please refer to Note 18 to our financial statements included under Item 8 of this Form 10-K for financial information regarding segments.

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

On February 28, 2006, we increased our ownership interest in both Arnold and the Total Companies to 80% for approximately $7.9 million in cash, through the purchase of stock owned by the current management teams of Arnold and Total. The Arnold and Total management teams continue to hold 20% of the outstanding stock of Arnold and the Total Companies, respectively. The Arnold management team, led by President and Chief Executive Officer Mike Walters, and the Total management team, led by Co-Chief Executive Officers Rick Kale and John Stomps, continue to manage their respective operations and utilize their existing facilities. In connection with these transactions, Arnold and the Total Companies became parties to and guarantors of our revolving credit facility. We have guaranteed approximately $20 million of Arnold’s and the Total Companies' debt under their respective credit facilities in order to obtain required consents from their lenders to permit Arnold and the Total Companies to guarantee our revolving credit facility.

In the transactions, we also obtained the right to elect a majority of the members of the board of directors of Arnold. We retain options to purchase the remaining 20% of each of Arnold and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If we fail to exercise such options prior to such dates, the members of the current Arnold and Total management teams will have similar options to repurchase our interests in Arnold and the Total Companies.

Equity Investment
In August 2006, we acquired a 49% interest in Abilene Motor Express, Inc. (“Abilene”) for approximately $3.0 million. Certain members of the Abilene management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of Abilene’s debt and have no obligation to provide funding, services or assets. Under the agreement with the Abilene management team, we have a four-year option to acquire 100% of Abilene by purchasing management’s interest at a specified price plus an agreed upon annual return, and the Abilene management team has the right to acquire the Abilene stock held by us in the subsequent four years following the expiration of our four-year option. We have accounted for Abilene’s operating results using the equity method of accounting.

BUSINESS STRATEGY

Our customer-focused business strategy emphasizes identifying customer needs and market opportunities, using strategic business units to pursue those opportunities, allocating our assets to the business units that afford the most favorable market opportunities, and managing the assets within each business unit to enhance asset productivity and financial returns. The following table represents revenues achieved in each of our truckload business units over the past three years:

Truckload Revenue Before Fuel Surcharge and
Other Miscellaneous Revenue
For the Years Ended December 31,
(Dollars in thousands)

	2006		2005		2004
Type of Service	Revenue	%	Revenue	%	Revenue%	%
Dedicated	$225,512	19%	$204,892	22%	$139,120	16%
Expedited - Intermodal rail	112,077	10	130,701	14	99,352	11
Expedited team	179,447	15	182,051	20	154,683	17
Regional and solo over-the-road	389,093	34	393,867	44	494,995	56
Arnold/Total	258,282	22	-	-	-	-
Total	$1,164,411	100%	$911,511	100%	$888,150	100%

* As of March 1, 2006, the operating results for both Arnold and Total have been consolidated into our operating results, as our investment in the respective companies increased to 80%.

In conjunction with reallocating our assets, we charged each business unit with improving its operating results. Our primary area of focus remains on improving our business units’ yield management and asset productivity. We seek to do this by raising freight rates where justified and also replacing less profitable freight. In this process, we evaluate rates, non-revenue miles, miles per tractor, the total time our assets are committed to the freight movement, the efficiency of our equipment positioning before and after the movement, total costs associated with the movement, drivers’ domiciles and preferences, the overall customer relationship, and other factors. Based on our criteria, our sales and operations personnel work together to select more profitable freight.

OPERATIONS

Our corporate and U.S. Xpress, Arnold and Total truckload operations are headquartered in Chattanooga, Tennessee, Jacksonville, Florida and Jackson, Mississippi, respectively. We maintain fifteen truckload full service operation centers and numerous offices and drop yard facilities throughout the continental United States. Xpress Global Systems is headquartered in Tunnel Hill, Georgia, approximately 25 miles from our Chattanooga location, and maintains a nationwide network of 42 company and agent facilities providing floorcovering logistics services.

Our fifteen truckload full service operation centers are actively engaged in the management of our truckload business. Fleet managers at each of our operations centers plan load coverage according to customer requirements and relay pick-up, delivery, routing, and fueling instructions to our drivers. Our fleet managers focus on balancing traffic movements, reducing empty miles, and improving the reliability of delivery schedules. We use proven technology, including freight optimization software that permits us to perform sophisticated analyses of profitability and other factors on each customer, route, and load. We equip our tractors with a satellite or cellular based tracking and communications system that permits direct communication between drivers and fleet managers. We believe that this system enhances our operating efficiency and improves customer service and fleet management. This system also updates the tractor’s position hourly, which allows us and our customers to locate freight and accurately estimate pick-up and delivery times.

As an additional service to customers, we offer Xpress Connect - an electronic data interchange and Internet-based communication tool for use in tendering loads and accessing information such as cargo position, delivery times, and billing information. These services allow us to communicate electronically with our customers, permitting real-time information flow, thereby reducing or eliminating paperwork, and allowing us and our customers to operate with fewer clerical personnel. We emphasize safety in all aspects of our operations. In connection with our commitment to safety, we have implemented various equipment specifications, active safety and loss prevention programs, and driver hiring standards that exceed United States Department of Transportation (“DOT”) requirements. With respect to equipment, we have adopted various specifications designed to reduce the risk of accidents, including anti-lock brakes, electronic engines, special mirrors, conspicuity tape, and side tracker cameras. Our safety and loss prevention programs reinforce the importance of safe driving habits, abiding by all laws and regulations, such as speed limits and hours-of-service, and performing regular equipment inspections and maintenance. We also maintain an accident review committee that meets regularly to review any new accidents, take appropriate action related to drivers involved in accidents, examine accident trends, and recommend and implement changes in procedures or communications to address safety issues.

The primary claims arising in our business consist of cargo loss, workers’ compensation, physical damage, and auto liability (personal injury and property damage). For 2006 we were self-insured for personal injury and property damage liability up to a maximum limit of $3.0 million per occurrence; we were self-insured for workers’ compensation up to a maximum limit of $1.0 million per occurrence; and we were self-insured for cargo claims up to $250 thousand per occurrence. The estimated cost of self-insured claims, which include estimates for incurred but unreported claims, are accrued as liabilities in the consolidated balance sheets and are based upon our evaluation of the type and severity of individual claims and historical information, primarily our claims experience, along with assumptions about future events.

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

Our primary customers include retailers and manufacturers, as well as other transportation companies such as less-than-truckload carriers, third-party freight consolidators, and freight forwarders that seek a high level of service at commensurate rates. As evidence of our commitment to customer service, we have earned recognition in the Quest for Quality transportation award by Logistics Management magazine over each of the past five years. We have a diversified customer base, with no single customer accounting for more than five percent of our truckload revenue in 2006. Home Depot accounted for approximately 38% of our Xpress Global Systems revenues for the year ended December 31, 2006.

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

REVENUE EQUIPMENT

We believe that operating high quality, late-model equipment contributes to operating efficiency, helps us recruit and retain drivers, and is an important part of providing excellent customer service. Our policy is to operate most of our tractors while under warranty to minimize repair and maintenance costs and reduce service interruptions caused by breakdowns. We also order most of our equipment with uniform specifications to reduce our parts inventory and facilitate maintenance. At December 31, 2006, our company tractors had an average age of 22 months and our trailers had an average age of 48 months.

We purchase or lease Freightliner or Volvo tractors for the majority of the additions and replacements to our over-the-road fleet. Tractors are generally replaced every 36 to 48 months, generally well in advance of the need for major engine overhauls. A majority of our over-the-road tractors are equipped with electronic speed controls, anti-lock braking systems, and automatic traction control for improved safety. In addition, substantially all of our over-the-road tractors are equipped with Eaton automatic shift transmissions, and all engines have fuel incentive programming for increased fuel economy.

We have a multi-year agreement with our primary tractor and trailer manufacturers concerning purchases of equipment. Our tractor arrangements also cover the disposal of a substantial portion of our tractors at a defined value, a portion of which are dependent upon replacement tractors from those vendors. We expect our agreements to reduce the risks associated with decreased market values for used tractors.

We currently acquire Duraplate trailers from Wabash National Corporation for substantially all of the additions and replacements to our trailer fleet. We believe that these Wabash trailers are more durable and have greater cubic capacity than conventional aluminum trailers. In addition, substantially all of our trailers are equipped with air ride suspension, leading to softer rides that result in less load damage. Approximately 85% of our trailers were Duraplates at December 31, 2006.

EMPLOYEES AND INDEPENDENT CONTRACTORS

At December 31, 2006, we employed 10,885 full-time associates, of whom 7,385 were drivers, 425 were mechanics and other maintenance personnel, and 3,075 were office or other associates. We consider relations with our employees to be good.

We believe that it is paramount to recruit, train, and retain a professional driver workforce. We also realize that competition for qualified drivers remains high. As a result, we have initiated various programs to enhance recruiting and retention efforts. We believe that there are several key elements to attracting and keeping experienced professional drivers, such as offering an attractive compensation and benefits package and providing equipment with desirable driver amenities. We believe that our current driver pay scales are competitive within the industry. Our fleet of late-model tractors is designed for driver comfort and safety. Standard equipment includes automatic transmissions, air ride suspensions, double sleeper bunks, air conditioning, power steering, and electronic engine brakes.

We also believe that maintaining a culture of driver support through flexible work schedules that enable drivers to accommodate personal obligations and lifestyles, leveraging technology (such as in-cab e-mail and Internet services) that enables drivers to remain in touch with their families, managing driver home time, seeking drivers’ input in the decision-making process to achieve mutually satisfactory solutions, and providing career advancement opportunities for drivers are key factors in recruiting and retaining experienced professional drivers. In addition, we believe that our decision to expand our dedicated and regional service operations provides us a greater opportunity to attract and retain drivers by allowing more frequent returns home and offering more predictable schedules and regular routes.

In addition to our employee drivers, we also augment our service capacity through the use of independent contractors. Independent contractors provide their own tractors and pay for all the expenses of operating their own equipment, including wages and benefits, fuel, physical damage insurance, maintenance, highway use taxes, and debt service. By utilizing the services of independent contractors in targeted areas, we can reduce the amount of capital required for our growth. As of December 31, 2006, we had 858 independent contractors.

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

The United States trucking industry is highly competitive and includes thousands of for-hire motor carriers, none of which dominates the market. Service and price are the principal means of competition in the trucking industry. Measured by annual revenue, the ten largest dry van truckload carriers account for approximately $12 billion, or approximately 5%, of annual for-hire truckload revenues. We compete to some extent with railroads and rail-truck service but differentiate ourselves from railroad and rail-truck carriers on the basis of service. Railroad and rail-truck movements are subject to delays and disruptions arising from rail yard congestion, which reduces the effectiveness of this service to customers with time-definite pick-up and delivery schedules, particularly when the rail service is not the expedited service we offer.

REGULATION

Our operations are regulated and licensed by various U.S., Canadian, and Mexican agencies. Our company drivers and independent contractors also must comply with the safety and fitness regulations of the United States Department of Transportation, or DOT, including those relating to drug and alcohol testing and hours-of-service. Such matters as weight and equipment dimensions are also subject to U.S. and Canadian regulations. We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, or DHS, also regulate our equipment, operations, and drivers.

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

Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. These restrictions could force us to alter our drivers' behavior, purchase on-board power units that do not require the engine to idle, or face a decrease in productivity.

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

ITEM 1A. RISK FACTORS

Our future results may be affected by a number of factors over which we have little or no control. The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our operating results.

Our business is dependent on a number of factors that may have a materially adverse effect on our results of operations, many of which are beyond our control. The most significant of these factors are recessionary economic cycles, changes in customers’ inventory levels, excess tractor or trailer capacity, and downturns in customers’ business cycles, particularly in market segments and industries where we have a significant concentration of customers, and in regions of the country where we have a significant amount of business. Economic conditions may adversely affect our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for doubtful accounts. We also are affected by increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance costs, and the rising costs of healthcare for our employees. We could be affected by strikes or other work stoppages at our facilities or at customer, port, border, or other shipping locations.

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

Our strategy for increasing our revenue and profitability includes continuing to allocate more of our resources to our dedicated and expedited intermodal rail strategic business unit, our investment in Arnold and Total, and improving the profitability of all of our strategic business units through yield management and cost control efforts. We may experience difficulties and higher than expected expenses in reallocating our assets and developing new business. If we are unable to continue to grow and improve the profitability of our business units, our growth prospects, results of operations, and financial condition will be adversely affected.

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

We maintain insurance above the amounts for which we self-insure with insurance carriers that we believe are financially sound. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers periodically raise premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could find it necessary to again raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced. Our operating results and financial condition may be adversely affected if these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which we do not have coverage.

Our revenue growth may not continue at historical rates, which could adversely affect our stock price.

We have achieved significant revenue growth since becoming a public company in 1994. There is no assurance that our revenue growth rate will continue or that we can effectively adapt our management, administrative, and operating systems to respond to any future growth. Our operating margins could be adversely affected by future changes in and expansion of our business or by changes in economic conditions. Slower or less profitable growth could adversely affect our stock price.

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

We are highly dependent upon the services of the following senior officers: Patrick E. Quinn, our Co-Chairman of the Board, President, and Treasurer; Max L. Fuller, our Co-Chairman of the Board, Chief Executive Officer, and Secretary; Ray M. Harlin, Executive Vice President — Finance and Chief Financial Officer; and Jeffrey S. Wardeberg, Executive Vice President and Chief Operating Officer. We do not have employment agreements with any of these persons, except for salary continuation agreements with Messrs. Quinn and Fuller. The loss of any of their services could have a materially adverse effect on our operations and future profitability. We must continue to develop and retain a core group of managers if we are to realize our goal of expanding our operations and continuing our growth, and we may be unable to do so.

Increased prices, reduced productivity, and restricted availability of new revenue equipment may adversely affect our earnings and cash flows.

We have experienced higher prices for new tractors over the past few years, in addition to higher commodity prices and better pricing power among equipment manufacturers. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. As we start to purchase the 2007 engines that are required to meet heightened emissions standards, we expect the new engines will cost more, reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses.

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

Our Xpress Global Systems segment faces several additional risks particular to its business and operations. We have high customer and industry concentration in the segment, with Home Depot representing approximately 38% of Xpress Global Systems' revenue and substantially all of the revenue coming from the floorcovering industry. The reduction in or termination of business from one of Xpress Global Systems' major customers or a decrease in demand for Xpress Global systems’ services could adversely affect the earnings and profitability of the segment, which in turn may adversely affect consolidated operating results.

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

Acquisitions have provided a substantial portion of our growth, as we have made several acquisitions since becoming a public company in 1994. There is no assurance that we will be successful in identifying, negotiating, or consummating any future acquisitions. If we fail to make any future acquisitions, our growth rate could be materially and adversely affected.

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

Our operations are subject to environmental laws and regulations, including laws and regulations dealing with above-ground fuel storage tanks, the transportation of hazardous material, engine idling, emissions standards, and other environmental matters. Our truck terminals are often located in industrial areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. We maintain above-ground tanks for lubricating oil at our terminals and facilities and fueling islands at several of our facilities. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we fail to comply with the applicable regulations, we could be subject to substantial fines or penalties and to civil and criminal liability. Some of the freight we transport consists of low-grade hazardous substances, which subject us to a wide array of regulations. If we are involved in a fuel spill or accident involving hazardous substances where there are releases of such substances, or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities that may harm our business and operating results. If we should fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

Regulations limiting exhaust emissions became effective in 2002 and become progressively more restrictive in 2007 and 2010. Engines manufactured after October 2002 generally cost more, produce lower fuel mileage, and require additional maintenance compared with earlier models. Substantially all of our tractors are equipped with these engines. We expect additional cost increases and degradation in fuel mileage from the 2007 engines. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

Our Co-Chairmen, Patrick E. Quinn and Max L. Fuller, control a large portion of our stock and have substantial control over us, which could limit your ability to influence the outcome of key transactions, including changes of control.

Patrick E. Quinn, Co-Chairman, President, and Treasurer, and Max L. Fuller, Co-Chairman, Chief Executive Officer, and Secretary, control a large portion of our stock and hold voting power of over 50% of the outstanding votes. On all matters with respect to which our stockholders have a right to vote, including the election of directors, each share of Class A common stock is entitled to one vote, while each share of Class B common stock is entitled to two votes. All outstanding shares of Class B common stock are owned by Messrs. Quinn and Fuller and are convertible to Class A common stock on a share-for-share basis at the election of Messrs. Quinn or Fuller or upon the occurrence of certain triggering events. Accordingly, together Messrs. Quinn and Fuller will continue to effectively control decisions requiring stockholder approval, including the election of our entire board of directors, the adoption or extension of anti-takeover provisions, mergers, and other business combinations. This concentration of ownership could limit the price that some investors might be willing to pay for our Class A common stock, and could allow Messrs. Quinn and Fuller, together, to prevent or delay a change of control, which other stockholders may favor. The interests of Messrs. Quinn and Fuller may conflict with the interests of other holders of Class A common stock, and they may take actions affecting us with which the Class A common stockholders disagree.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table provides information regarding our main facilities at December 31, 2006:

Company Location	Facility Functions	Owned or Leased
Truckload Division	(U.S. Xpress, Arnold, Total)
Austell, Georgia	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Camp Hill, Pennsylvania	Office, Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Chattanooga, Tennessee	Corporate Office	Owned
Colton, California	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training	Owned
Grand Prairie, Texas	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Irving, Texas	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Leased
Jacksonville, Florida	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Lexington, North Carolina	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Lincoln, Nebraska	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Independent Contractor Recruiting	Owned
Loudon, Tennessee	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Medway, Ohio	Terminal, Maintenance, Customer Service, Driver Recruiting, Fleet Services	Leased
Memphis, Tennessee	Terminal, Maintenance, Driver Recruiting	Leased
Oklahoma City, Oklahoma	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Leased
Richland, Mississippi	Office, Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned
Tunnel Hill, Georgia	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Leased
Tupelo, Mississippi	Terminal, Maintenance, Customer Service, Fleet Services, Driver Training, Driver Recruiting	Owned

The truckload division also has drop yards and various operating facilities throughout the United States.

Xpress Global Systems:
La Mirada, California	Distribution Center	Leased
Tunnel Hill, Georgia	Corporate Office, Distribution Center	Leased

Xpress Global Systems also has drop yards and distribution centers throughout the United States. See Footnote 5 for notes payable on owned properties above.

Our corporate and truckload headquarters are located in Chattanooga, Tennessee. The facilities encompass nearly 150,000 square feet of office space and include state-of-the-art information management and communications systems. We maintain fifteen operations locations offering full terminal, maintenance, and other services, and a smaller presence of numerous additional offices and drop yard facilities throughout the continental United States which are instrumental in the management of our truckload business. In our opinion, our facilities are suitable and adequate for our needs.

Xpress Global Systems’ corporate headquarters are based in Tunnel Hill, Georgia, approximately 25 miles from the Chattanooga location. The Tunnel Hill facility includes a 101-door loading dock facility in which floorcovering shipments from multiple manufacturers are consolidated into truckloads for delivery to 42 Company-owned and agent-operated distribution service centers. Substantially all Xpress Global Systems’ facilities operate as distribution centers performing consolidation, warehousing and local distribution.

ITEM 3.  LEGAL PROCEEDINGS

We are a party to ordinary, routine litigation and administrative proceedings incidental to our business. These proceedings primarily involve claims for personal injury or property damage incurred in the transportation of freight and for personnel matters. We maintain insurance to cover liabilities arising from the transportation of freight in amounts in excess of self-insurance retentions. See Item 1. “Business - Operations.”

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matter to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK AND STOCKHOLDER DATA

Our Class A common stock is traded on the NASDAQ National Market System under the symbol XPRSA. No market exists for our Class B common stock. At March 12, 2007, there were 1,019 registered stockholders and an estimated 2,750 beneficial owners of our Class A common stock and two beneficial owners of our Class B common stock. At March 12, 2007, there were 12,181,572 shares of Class A common stock outstanding and 3,040,262 shares of Class B common stock outstanding. On March 12, 2007, the closing price for the Class A common stock was $19.11. Listed below are the high and low closing prices with respect to shares of Class A common stock, as reported on the Nasdaq National Market System, for the periods indicated:

	High	Low
Year Ended December 31, 2006
Fourth Quarter	$26.71	$16.10
Third Quarter	$27.95	$19.25
Second Quarter	$27.17	$17.94
First Quarter	$19.47	$15.23
Year Ended December 31, 2005
Fourth Quarter	$17.75	$9.98
Third Quarter	$14.17	$11.43
Second Quarter	$16.90	$10.59
First Quarter	$33.70	$16.14

The high and low bid prices set forth in the table may not necessarily represent actual transactions.

DIVIDENDS

We have never paid a cash dividend on our Class A or Class B common stock. We currently intend to continue to retain earnings to finance the growth of our business and reduce our indebtedness rather than to pay dividends. Our ability to pay cash dividends is currently limited by restrictions contained in our revolving credit facility. Future payments of cash dividends will depend on our financial condition, results of operations, capital commitments, restrictions under then-existing agreements, and other factors our board of directors deems relevant. (See Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Debt,” and Note 5, “Long-Term Debt,” of the accompanying financial statements included under Item 8 of this Form 10-K.)

Comparison of Five−Year Cumulative Total Returns

Performance Graph for U.S. Xpress Enterprises, Inc.

Produced on 01/25/2007 including data to 12/29/2006

$400
$300
$200
$100
$0
12/31/2001
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
227.0
181.8
126.2

Legend

Symbol	CRSP Total Returns Index for:	12/2001	12/2002	12/2003	12/2004	12/2005	12/2006
——— ■	U.S. Xpress Enterprises, Inc.	100.0	96.7	135.2	323.4	191.7	181.8
— — ★	Nasdaq Stock Market (US Companies)	100.0	69.1	103.4	112.5	114.9	126.2
- - - ▲	Nasdaq Trucking & Transportation Stocks SIC 3700−3799, 4200−4299, 4400−4599, 4700−4799 US & Foreign	100.0	101.8	145.8	186.9	195.2	227.0

Notes:

A. The lines represent monthly index levels derived from compounded daily returns that include all dividends.
B. The indexes are reweighted daily, using the market capitalization on the previous trading day.
C. If the monthly interval, based on the fiscal year−end, is not a trading day, the preceding trading day is used.
D. The index level for all series was set to $100.0 on 12/31/2001.

13817

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

©Copyright 2007

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of the end of, and for, each of the years in the five-year period ended December 31, 2006, are derived from our Consolidated Financial Statements. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and Notes thereto included in Item 7 of this Form 10-K.

	YEAR ENDED DECEMBER 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share and operating data)
Statement of Operations Data
Operating revenue:
Truckload, net of fuel surcharge(1)	$1,178,655	$933,153	$905,485	$793,884	$762,322
Fuel surcharge revenue(1)	204,837	125,478	60,957	33,976	15,565
Xpress Global Systems(1)	93,533	125,389	158,566	137,842	114,806
Intercompany(1)	(5,261)	(19,788)	(19,352)	(35,193)	(30,345)
Consolidated	$1,471,764	$1,164,232	$1,105,656	$930,509	$862,348
Income from operations(2)	$56,908	$23,970	$40,267	$24,540	$19,381
Income before taxes(2)	$36,811	$18,148	$30,331	$14,543	$3,741
Net income(2)	$20,104	$9,432	$16,426	$7,643	$1,099
Earnings per share - basic(2)	$1.31	$0.59	$1.16	$0.55	$0.08
Weighted average number of shares outstanding - basic	15,316	15,930	14,159	13,966	13,888
Earnings per share - diluted(2)	$1.29	$0.59	$1.14	$0.54	$0.08
Weighted average number of shares outstanding - diluted	15,568	16,083	14,399	14,067	14,043

Truckload Operating Data
Average revenue per loaded mile(3)	$1.62	$1.59	$1.48	$1.30	$1.26
Average revenue miles per tractor per period(4)	95,096	98,008	100,862	111,564	112,804
Average revenue per tractor, per week(3)(4)	$3,026	$3,117	$2,958	$2,777	$2,718
Average length of haul in miles	594	679	721	783	823
Non-revenue miles percentage	12.1%	11.1%	11.0%	10.2%	9.9%
Average tractors during period(5)	6,836	5,070	5,369	5,433	5,331
Tractors at end of period(5)	7,456	5,052	5,034	5,338	5,530
Trailers at end of period(5)	20,548	16,619	16,437	14,053	12,958

Balance Sheet Data
Working capital(1)	$17,158	$38,124	$50,915	$44,243	$31,550
Total assets(1)	$903,367	$607,384	$550,710	$430,613	$429,881
Long-term debt, including current maturities and securitization(1)	$340,534	$177,155	$149,566	$146,579	$167,863
Stockholders’ equity	$252,499	$232,412	$233,384	$167,239	$158,432

*	No cash dividends were paid on our Class A or Class B common stock.

(1)
Includes: (a) in 2005 we exited the unprofitable airport-to-airport business causing a reduction in Xpress Global System and intercompany revenues (b) in 2006 we acquired 80% of Arnold and Total resulting in a consolidation of their operating results for reporting purposes. This accounts for the majority of the increase in revenues, expenses, assets, and liabilities as of December 31, 2006 when compared to previous periods.

(2)	Includes: (a) in 2002, pre-tax charges of $1.7 million related to the settlement of a litigation matter; (b) in 2005, a $2.8 million charge for the sale and exit from the airport-to-airport business.
(3)	Excludes fuel surcharge revenue.
(4)	Excludes revenue and miles from expedited intermodal rail services.
(5)	Includes owned, leased, and independent contractor-provided tractors and owned and leased trailers.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Risk Factors" of this Annual Report on Form 10-K, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

All such forward-looking statements speak only as of the date of this Form 10-K. You are cautioned not to place undue reliance on such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

BUSINESS OVERVIEW

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.5 billion in 2006 from $215.4 million in 1994, a compounded annual growth rate of 17.4%. Our growth has come through expansion of business with new and existing customers, complementary acquisitions, and through the development and expansion of additional strategic business units.

Recent Results of Operations and Year-End Financial Condition
During 2006, our growth in revenues is primarily the result of the consolidation of Arnold and Total’s operating results as of March 1, 2006. These acquisitions combined with substantial improvement in results in our base truckload business and Xpress Global Systems segment allowed for us to produce earnings per share of $1.29 for 2006, our highest annual earnings per share since 1998. We were able to achieve these results despite a softer than anticipated seasonal freight demand in the second half of the year.

For the year ended December 31, 2006, our key truckload operating statistics versus 2005 were as follows:

●	Our average revenue per loaded mile, before fuel surcharge, increased to $1.62 from $1.59;
●	Our average revenue per tractor per week, before fuel surcharge, decreased to $3,026 from $3,117;
●	Our tractors at end of the period increased to 7,456 from 5,052;
●	Our empty mile percentage in 2006 increased to 12.14% from 11.10% as a result of our average length of haul being reduced to 594 from 679.

The operating statistics for 2006 include those of Arnold and Total from February 28, 2006 the date we increased our ownership to 80%. These statistics have impacted our consolidated operating statistics as their consolidated operations tend to have a shorter length of haul, higher revenue per loaded mile, and higher empty mile percentage.

Our operating ratio was 95.5% in 2006 and 97.7% in 2005. Our operating strategy is to allocate our truckload assets to business units with greater profitability and improve the profitability of each business unit. Our primary area of focus initially has been on improving our business units’ yield management and asset productivity. We seek to do this by raising freight rates where justified and also replacing less profitable freight. In this process, we evaluate rates, non-revenue miles, miles per tractor, the total time our assets are committed to the freight movement, the efficiency of our equipment positioning before and after the movement, total costs associated with the movement, drivers’ domiciles and preferences, the overall customer relationship, and other factors. Based on our criteria, our sales and operations personnel work together to select more profitable freight.

At December 31, 2006, our balance sheet reflected $252.5 million in stockholders’ equity and $340.5 million in aggregate borrowings, including current maturities and the securitization facility.

Segment Reporting
Our truckload operations contributed approximately 94% of our total operating revenue in 2006. Our Xpress Global Systems operations contributed approximately 6% of our revenue in 2006.

Please refer to Note 18 to our financial statements included under Item 8 of this Form 10-K for financial information regarding segments.

REVENUE AND EXPENSES

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 95.5% in 2006, compared to 97.7% in 2005.

Our Truckload Segment
Our truckload segment primarily generates revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.62 in 2006 from $1.59 in 2005. Average revenue per tractor per week, before fuel surcharge revenue, decreased to $3,026 in 2006 from $3,117 in 2005 (excluding rail revenue).

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

Our Xpress Global Segment
Our Xpress Global segment primarily generates revenue by transporting less-than-truckload freight for our customers. Generally, we are paid a predetermined rate per square yard for carpet and per pound for all other commodities. The rates vary based on miles, type of service, and type of freight we are hauling. We enhance our less-than-truckload revenue by charging for storage, warehousing, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our less-than-truckload revenue are the revenue per pound we receive from our customers, the average weight per shipment we haul, and the number of shipments we generate. These factors relate, among other things, to the general level of economic activity in the United States, especially in the housing industry, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our less-than-truckload business are average revenue per pound (excluding fuel surcharge revenue), total tonnage, and number of loads hauled per day.

The main factors that impact our profitability in terms of expenses are the variable costs of transporting the freight for our customers. These costs include purchased transportation, fuel expense, and the cost paid to our agents to deliver the freight. Expenses that have both fixed and variable components include driver and dock related expenses, such as wages, benefits, training, and recruitment, maintenance and tire expense, and our total cost of insurance and claims. These expenses generally vary with the miles we travel and the tonnage of freight we handle, but also have a controllable component based on load factor, safety, fleet age, efficiency and other factors. Our main fixed costs include rentals and depreciation of long-term assets, such as revenue equipment and terminal facilities and the compensation of non-driver and non-dock worker personnel.

Revenue Equipment
At December 31, 2006, we had a truckload fleet of 7,456 tractors including the tractors at Arnold and Total and 858 owner-operator tractors. We also operated 20,548 trailers in our truckload fleet and approximately 295 tractors dedicated to local and drayage services. At Xpress Global Systems, we operated 199 pickup and delivery tractors and 445 trailers.

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

	(Total revenue)			(Revenue, before fuel surcharge)
	Twelve Months Ended			Twelve Months Ended
	December 31,			December 31,
	2006	2005	2004	2006	2005	2004
Operating Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	33.4	34.3	33.2	38.8	38.5	35.2
Fuel and fuel taxes	22.2	19.3	15.2	9.6	9.6	10.3
Vehicle rents	5.2	6.0	6.4	6.1	6.7	6.8
Depreciation and amortization, net of gain on sale	4.3	4.0	4.1	5.0	4.4	4.3
Purchased transportation	15.6	17.0	19.2	18.1	19.0	20.3
Operating expense and supplies	6.3	6.5	6.6	7.4	7.2	7.0
Insurance premiums and claims	4.1	4.7	5.4	4.7	5.3	5.7
Operating taxes and licenses	1.2	1.2	1.3	1.3	1.4	1.3
Communications and utilities	0.9	0.9	1.0	1.0	1.0	1.1
General and other operating	2.9	3.8	4.0	3.5	4.3	4.2
Loss on sale and exit of business	0.0	0.2	0.0	0.0	0.3	0.0
Total operating expenses	96.1	97.9	96.4	95.5	97.7	96.2

Income from Operations	3.9	2.1	3.6	4.5	2.3	3.8

Interest expense, net	1.3	0.7	0.8	1.5	0.8	0.9
Early extinguishment of debt	0.0	0.0	0.0	0.0	0.0	0.0
Equity in income of affiliated companies	0.0	(0.2)	0.0	0.0	(0.2)	0.0
Minority interest	0.1	0.0	0.0	0.1	0.0	0.0
	1.4	0.5	0.8	1.6	0.6	0.9

Income before income tax provision	2.5	1.6	2.8	2.9	1.7	2.9

Income tax provision	1.1	0.7	1.3	1.3	0.8	1.3

Net Income	1.4%	0.9%	1.5%	1.6%	0.9%	1.6%

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Total operating revenue increased 26.4% to $1.5 billion from $1.2 billion for 2005. Total revenue included $204.8 million of fuel surcharge revenue in 2006 and $125.5 million of fuel surcharge revenue in 2005. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because we believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

Revenue, before fuel surcharge, increased 22.0% to $1.3 billion in 2006 compared to $1.0 billion in 2005. Truckload revenue, before fuel surcharge, increased 26.3% to $1.2 billion in 2006 compared to $933.2 million in 2005, due to the addition of Arnold and Total. U.S. Xpress truckload revenue decreased $10.2 million due to a slight decrease in revenue miles, a 0.6% decrease in average revenue per loaded mile and a 2.0% decrease in average seated trucks. Xpress Global Systems’ revenue decreased 25.4% to $93.5 million in 2006 compared to $125.4 million in 2005 and intersegment revenues decreased 73.4% to $5.3 million in 2006 compared to $19.8 million in 2005 due primarily to the sale and exit from the unprofitable airport-to-airport business in the second quarter of 2005.

Salaries, wages and benefits increased 23.1% to $492.2 million in 2006 compared to $399.9 million in 2005. The increase is primarily due to the inclusion of wages for Arnold and Total in the amount of $89.0 million. U.S. Xpress wages increased $11.1 million due in part to a 3.3% increase in company driver miles, expense associated with the issuance of restricted stock, and increases in maintenance and office wages. Xpress Global Systems wages decreased $8.1 million due to the sale and exit of the airport-to-airport business. As a percentage of revenue, before fuel surcharge, salaries, wages and benefits remained essentially constant at 38.8% in 2006, compared to 38.5% in 2005.

Fuel and fuel taxes, net of fuel surcharge, increased 22.2% to $121.8 million in 2006 compared to $99.7 million in 2005. The increase is due primarily to the inclusion of net fuel and fuel tax expense for Arnold and Total in the amount of $25.1 million. Within U.S. Xpress, fuel and fuel taxes decreased by $2.7 million, although average fuel prices per gallon increased by approximately 14.0%, the increase was offset by increases in fuel surcharge recoveries. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes, net of fuel surcharge remained relatively constant at 9.6% for 2006 and 2005. We maintain a fuel surcharge program to assist us in recovery of increased fuel costs. Customer fuel surcharges in our truckload operations amounted to $204.8 million and $125.5 million for 2006 and 2005 respectively.

Vehicle rents increased 10.5% to $77.0 million in 2006 compared to $69.7 million in 2005. The increase is primarily due to the inclusion of vehicle rents for Arnold and Total in the amount of $12.3 million. This increase is partially offset by the decrease in the average number of tractors financed under operating leases to 3,124 compared to 3,356 during 2006 and 2005, respectively and a decrease in the average number of trailers financed under operating leases to 8,084 in 2006 compared to 8,567 during 2005 in our U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, vehicle rents were 6.1% in 2006 compared to 6.7% in 2005.

Depreciation and amortization increased 37.0% to $63.0 million in 2006 compared to $46.0 million in 2005. Gains realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains increased to $65.6 million in 2006 compared to $49.6 million in 2005. The increase was primarily due to the inclusion of depreciation and amortization for Arnold and Total in the amount of $15.7 million, increased costs of the new EPA-compliant engines, and increased depreciation and amortization related to computer hardware and software. The increase was partially offset by a decrease in the average number of owned trailers to 6,679 from 7,589, during 2006 and 2005 in U.S. Xpress truckload operations. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 5.0% in 2006 compared to 4.4% in 2005.

Purchased transportation increased 16.0% to $229.3 million in 2006 compared to $197.6 million in 2005 primarily due to the inclusion of purchase transportation amounts for Arnold and Total in the amount of $54.2 million. The effect was more than offset by the decline in U.S. Xpress average owner-operator trucks to 439 from 532 for the prior year and lower purchased transportation at Xpress Global Systems due to the sale and exit of the airport-to-airport business. Purchased transportation decreased as a percentage of revenue, before fuel surcharge, to 18.1% in 2006 from 19.0% in 2005 primarily as a result of the sale and exit of the airport-to-airport business.

Operating expense and supplies increased 24.1% to $93.2 million in 2006 compared to $75.1 million in 2005, primarily due to the inclusion of operating expense and supplies amounts for Arnold and Total in the amount of $18.8 million. As a percentage of revenue, before fuel surcharge, operating expense and supplies were 7.4% in 2006 compared to 7.2% in 2005.

Insurance premiums and claims, consisting primarily of premium and deductible amounts for liability (personal injury and property damage), physical damage and cargo damage insurance and claims, increased 8.7% to $60.0 million in 2006 compared to $55.2 million in 2005 due to the inclusion of insurance premiums and claims for Arnold and Total in the amount of $12.6 million. As a percentage of revenue, before fuel surcharge, insurance and premiums and claims expense decreased to 4.7% in 2006 compared to 5.3% in 2005, primarily due to the U.S. Xpress decrease in provision for self insured liability claims. We are self-insured up to certain limits for cargo loss, physical damage and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. As of December 31, 2006, the retention level for cargo loss was $250 thousand and the retention level for liability was $3.0 million per occurrence. We maintain insurance with licensed insurance companies above amounts for which we are self insured for cargo and liability. We accrue for the uninsured portion of pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates and self-insurance retention levels.

Operating taxes and licenses increased 19.9% to $16.9 million in 2006 from $14.1 million in 2005. This increase is primarily due to the inclusion of operating taxes and licenses amounts from Arnold and Total in the amount of $3.6 million. As a percentage of revenue, operating taxes and license decreased slightly to 1.3% in 2006 from 1.4% in 2005.

Communications and utilities increased 17.8% to $12.6 million in 2006 from $10.7 million in 2005. This increase is primarily due to the inclusion of communications and utilities from Arnold and Total in the amount of $3.0 million. As a percentage of revenue, communications and utilities remained constant at 1.0% for both 2006 and 2005.

General and other operating decreased 1.7% to $43.1 million in 2006 from $43.8 million in 2005. This is primarily the result of the elimination of certain general and other operating expenses related to the airport-to-airport business partially offset by the inclusion of Arnold and Total in the amount of $5.8 million. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.5% in 2006 from 4.3% in 2005.

The loss on sale and exit of business was $2.8 million in 2005. During 2006, we increased our provisions for this exit in the amount of $800 thousand associated with uncollectible receivables and future lease commitments. Refer to Footnote 10, “Loss on Sale and Exit of Business” in the accompanying consolidated financial statements for further information.

Equity in loss/income of affiliated companies was a loss of $327 thousand in 2006, compared to income of $2.8 million in 2005. The decline is the result of the consolidation of Arnold and Total beginning March 1, 2006. Refer to Footnote 12, “Equity and Cost Investments” in the accompanying consolidated financial statements for further information.

Interest expense increased $10.2 million, or 122.9%, to $18.5 million in 2006 compared to $8.3 million in 2005. The increase is due primarily to the inclusion of interest expense for Arnold and Total, increased debt, and higher interest rates. Interest expense is expected to increase in future periods because of the consolidation of the borrowings of Arnold and Total as of March 2006. As of December 31, 2006, we increased our debt by $163.4 million as compared to December 31, 2005. This increase is primarily due to the inclusion of Arnold and Total debt. See Footnote 5, “Long-Term Debt” and Footnote 7, “Accounts Receivable Securitization”, in the accompanying financial statements for further details.

Minority interest of $1.3 million is representative of the 20.0% minority shareholders’ interest in the net income of Arnold and Total.

The effective tax rate was 45.4% for the 2006 fiscal year. The rate is higher than the statutory rate of 35.0%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Total operating revenue increased 5.3% to $1.2 billion from $1.1 billion for 2004. Total revenue included $125.5 million of fuel surcharge revenue in 2005 and $61.0 million of fuel surcharge revenue in 2004. In discussing our results of operations we use revenue, before fuel surcharge, (and fuel expense, net of surcharge), because we believe that eliminating the impact of this sometimes volatile source of revenue affords a more consistent basis for comparing our results of operations from period to period. We also discuss the changes in our expenses as a percentage of revenue, before fuel surcharge, in addition to absolute dollar changes, because we believe the high variable cost nature of our business makes a comparison of changes in expenses as a percentage of revenue more meaningful at times than absolute dollar changes.

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

Depreciation and amortization increased 3.1% to $46.0 million in 2005 compared to $44.6 million in 2004. Gains realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains increased to $49.6 million in 2005 compared to $46.2 million in 2004. The increase was primarily due to an increase in the average number of owned tractors to 2,076 compared to 1,849 during 2005 and 2004, respectively, increased costs of the new EPA-compliant engines, and increased depreciation and amortization related to computer hardware and software. The increase was partially offset by a decrease in the average numbers of owned trailers to 7,589 from 8,385, during 2005 and 2004. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 4.4% in 2005 compared to 4.3% in 2004.

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

The loss on sale and exit of business was $2.8 million in the second quarter of 2005. Refer to Footnote 10, “Loss on Sale and Exit of Business” in the accompanying consolidated financial statements for further information.

Equity in income of affiliated companies was $2.8 million in 2005 compared to $203 thousand in 2004. This is the result of the Company recording equity in the earnings of Arnold Transportation Services, Inc., which was acquired in December 2004, and Total Transportation of Mississippi, which was acquired in April 2005, during 2005. Refer to Footnote 12, “Equity and Cost Investments” in the accompanying consolidated financial statements for further information.

Interest expense decreased $1.4 million, or 14.4%, to $8.3 million in 2005 compared to $9.7 million in 2004. The decrease is primarily attributable to a decline in average borrowings to $156.2 million in 2005 from $180.4 million in 2004. See Footnote 5, “Long-Term Debt” and Footnote 7, “Accounts Receivable Securitization”, of our 2005 Consolidated Financial Statements for further details.

The effective tax rate was 48% for the 2005 fiscal year. The rate is higher than the statutory rate of 36.5%, primarily as a result of per diems paid to drivers which are not fully deductible for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires significant capital investments. Our primary sources of liquidity at December 31, 2006 were funds provided by operations, borrowings under our revolving credit facility, proceeds from our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Our revolving credit facility has maximum available borrowings of $130.0 million and our accounts receivable securitization facility has maximum available borrowings of $140.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months and the foreseeable future.

Cash Flows

	Year Ended December 31,
(in thousands)	2006	2005	2004
Net cash provided by operating activities	$114,125	$66,253	$44,450
Net cash used in investing activities	(173,353)	(73,378)	(88,050)
Net cash provided by financing activities	50,653	16,547	43,498

Cash generated from operations increased $47.9 million during 2006 as compared to 2005. The increase was due primarily to increased earnings, depreciation, and the deferred tax liability in 2006 as compared to 2005.

Cash used in investing activities was $173.4 million during 2006 compared to $73.4 million in 2005.  The increase in cash used in investing activities is primarily the result of $81.7 million more in net additions to property and equipment, combined with the acquisitions of Arnold and Total, and investment in Abilene during 2006 as compared to 2005. During 2005, the Company received $12.8 million in proceeds from the sale and exit of the unprofitable airport-to-airport business.

Net cash provided by financing activities was $50.7 million in 2006 compared to $16.5 million in 2005. The increase in cash provided by financing activities is the result of increased borrowings related to the purchase of revenue equipment and fewer shares of stock being repurchased during 2006 compared to 2005.

Debt
On October 14, 2004, we entered into a $100,000 senior secured revolving credit facility and letter of credit sub-facility with a group of banks, which replaced the prior $100,000 credit facility that was set to mature in March 2007. The credit facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25%, or LIBOR plus an applicable margin of 0.88% to 2.00%, based on our lease-adjusted leverage ratio.

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

On October 27, 2006, the Company amended the revolving credit facility. This amendment consisted of a $10 million increase in the aggregate dollar value of miscellaneous investments that the Company may make, an increase in the Company’s ability to redeem its own stock by increasing the dollar value of permitted redemptions from $15 million to $30 million, and the adjustment of certain financial covenant ratios.

At December 31, 2006, the applicable margin was 0.00% for base rate loans and 1.50% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.50% and 0.25%, respectively, at December 31, 2006). At December 31, 2006, $95.9 million in letters of credit were outstanding under the credit facility with $32.4 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of December 31, 2006, the Company was in compliance with the credit facility covenants.

We are also party to a $140.0 million accounts receivable securitization. Under the accounts receivable securitization facility (the “Securitization Facility”), we sell accounts receivable as part of a two-step process that provides funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC (“Xpress Receivables”) was formed as a wholly-owned subsidiary. Xpress Receivables is a bankruptcy remote, special purpose entity, which purchases accounts receivable from U.S. Xpress, Inc. and Xpress Global Systems, Inc. Xpress Receivables funds these purchases with money borrowed under a credit facility with Three Pillars Funding, LLC. On March 31, 2006, we amended the Securitization Facility, increasing the previous $100.0 million maximum thereunder to $140.0 million. Pursuant to the Securitization Facility amendment, Arnold and Total joined as additional originators, permitting Xpress Receivables to purchase accounts receivable from them in addition to U.S. Xpress and Xpress Global Systems.

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

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of December 31, 2006, we were in compliance with the Securitization Facility covenants.

At December 31, 2006 we had $340.5 million of borrowings, of which $252.3 million was long-term, and $88.2 million was current maturities, of which $37.0 million was the Securitization Facility. We also had approximately $95.9 million in undrawn letters of credit. At December 31, 2006, we had an aggregate of approximately $128.6 million of available borrowing remaining under our revolving credit facility and securitization. Current maturities include $6.7 million in balloon payments related to maturing revenue equipment installment notes. The balloon payments are generally expected to be funded with proceeds from the sale of the related revenue equipment, which is generally covered by repurchase and/or trade agreements in principle between the equipment manufacturer and us.

Equity
In January 2007, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock. The stock may be repurchased on the open market or in privately negotiated transactions at any time until January 26, 2008 under the Board’s extension, at which time, or prior thereto, the Board may elect to extend the repurchase program. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. During 2006, we repurchased 140,000 shares for approximately $2.5 million under the previous Board authorization granted in July 2005.

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

On February 28, 2006, we increased our ownership interest in both ATS and the Total Companies to 80% for approximately $7.9 million in cash, through the purchase of stock owned by the current management teams of Arnold and Total. The Arnold and Total management teams continue to hold 20% of the outstanding stock of ATS and the Total Companies, respectively. The Arnold management team, led by President and Chief Executive Officer Mike Walters, and the Total management team, led by Co-Chief Executive Officers Rick Kale and John Stomps, continue to manage their respective operations and utilize their existing facilities. In connection with these transactions, ATS and the Total Companies became parties to and guarantors of our revolving credit facility. We have guaranteed approximately $20 million of ATS' and the Total Companies' debt under their respective credit facilities in order to obtain required consents from their lenders to permit ATS and the Total Companies to guarantee our revolving credit facility.

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

Equity Investment
In August 2006, we acquired a 49% interest in Abilene Motor Express, Inc. (“Abilene”) for approximately $3.0 million. Certain members of the Abilene management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of Abilene’s debt and have no obligation to provide funding, services or assets. Under the agreement with the Abilene management team, we have a four-year option to acquire 100% of Abilene by purchasing management’s interest at a specified price plus an agreed upon annual return, and the Abilene management team has the right to acquire the Abilene stock held by us in the subsequent four years following the expiration of our four-year option. We have accounted for Abilene’s operating results using the equity method of accounting.

Off Balance Sheet Arrangements
We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements and the tax advantages of leasing versus owning. At December 31, 2006 a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from January 2007 to July 2013. Lease payments on office and terminal facilities, automobiles and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $82.4 million for the twelve months ended December 31, 2006. The remaining lease obligation as of December 31, 2006 was $300.0 million, with $94.6 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees are approximately $31.4 million at December 31, 2006. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

Cash Requirements

The following table represents our outstanding contractual obligations at December 31, 2006, excluding letters of credit of $95.9 million. The letters of credit are maintained primarily to support our insurance program and are renewed on an annual basis.

	Payments Due by Period (Dollars in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Securitization Facility	$37,000	$37,000	$-	$-	$-
Long-Term Debt, Including Interest (1)	373,501	66,896	132,615	108,879	65,111
Capital Leases, Including Interest (1)	1,567	1,191	376	-	-
Operating Leases - Revenue Equipment (2)	279,099	84,947	129,066	50,678	14,408
Operating Leases - Other (3)	20,907	9,656	10,054	1,182	15
Purchase Obligations (4)	182,266	181,866	400	-	-
Total Contractual Cash Obligations	$894,340	$381,556	$272,511	$160,739	$79,534

(1) Represents principal and interest payments owed on revenue equipment installment notes, mortgage notes payable and capital lease obligations at December 31, 2006. The credit facility does not require scheduled principal payments. Approximately 14% of our debt is financed with variable interest rates. In determining future contractual interest obligations for variable rate debt, the interest rate in place at December 31, 2006 was utilized. The table assumes long-term debt is held to maturity. Refer to Footnote 5, “Long-Term Debt”, in the accompanying consolidated financial statements for further information.

(2) Represents future obligations under operating leases for over-the-road tractors, day-cabs and trailers. The amounts included are consistent with disclosures required under SFAS No. 13, “Accounting for Leases”. Substantially all lease agreements for revenue equipment have fixed payment terms based on the passage of time. The tractor lease agreements generally stipulate maximum miles and provide for mileage penalties for excess miles. Lease terms for tractors and trailers range from 36 to 60 months and 60 to 84 months, respectively. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Off-Balance Sheet Arrangements” and Footnote 9, “Leases” in the accompanying consolidated financial statements for further information.

(3) Represents future obligations under operating leases for buildings, forklifts, automobiles, computer equipment and airplanes. The amounts included are consistent with disclosures required under SFAS No. 13. Substantially all lease agreements, with the exception of building leases, have fixed payment terms based on the passage of time. Lease terms do not exceed 10 years.

(4) Represents purchase obligations for revenue equipment (tractors and trailers), and development and improvement of facilities. The revenue equipment purchase obligations are cancelable, subject to certain adjustments in the underlying obligations and benefits. The purchase obligations with respect to improvement of facilities and computer software are non-cancelable. Refer to Footnote 14, “Commitments and Contingencies”, in the accompanying consolidated financial statements for disclosure of our purchase commitments.

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

Recognition of Revenue
We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 6.0% of consolidated revenues at December 31, 2006, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated direct expenses are recorded simultaneous with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

Income Taxes
Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets of $178 has been deemed necessary due to the net operating loss carry-forward periods and the estimated taxable income of three of our separate companies over those periods in certain states.

The determination of the combined tax rate used to calculate our provision for income taxes for both current and deferred income taxes also requires significant judgment by management. Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that the net deferred tax asset or liability be valued using enacted tax rates that we believe will be in effect when these temporary differences reverse. We use the combined tax rates at the time the financial statements are prepared since no better information is available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if our filing obligations were to change materially, this could change the combined rate and, by extension, our provision for income taxes.

Depreciation
Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of 4-5 years and 7-10 years for tractors and trailers, respectively, with estimated salvage values ranging from 25% - 50% of the capitalized cost. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion of our equipment is covered by re-purchase or trade agreements between us and the equipment manufacturer.

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

Effective January 1, 2002, we adopted the provision of SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). As required by the provisions of SFAS 142, we test goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in 2006, 2005 and 2004.

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

We have experienced significant increases in insurance premiums and claims expense since September 2001 primarily related to workers’ compensation and liability insurance. The increases have resulted from a significant increase in excess insurance premiums, adverse development in prior year losses, unfavorable accident experience and an increase in retention levels related to liability and workers’ compensation claims. The retention level for liability insurance was $3 thousand prior to September 2001 and has increased to ranges of $250 thousand to $3.0 million in subsequent periods. Prior to November 2000, we had no retention for workers’ compensation insurance, which has increased to ranges of $250 thousand to $1.0 million in subsequent periods. Our insurance and claims expense varies based on the frequency and severity of claims, the premium expense and the level of self-insured retention. The increase in self-insurance retention levels since November 2000 and September 2001 has caused insurance and claims expense to be higher and more volatile than in historical periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; however, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 157 on its consolidated financial statements.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

Our market risk is affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We did not have any interest rate swaps at December 31, 2006, although we may enter into such swaps in the future.

We are exposed to variable interest rate risk principally from our securitization facility and revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2006 we had borrowings totaling $340.5 million comprised of $48.2 million of variable rate borrowings and $292.3 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The combined consolidated financial statements of Total Transportation (two corporations in which the Company had a 49% interest), as of and for the year ended December 31, 2005, have been audited by other auditors whose report has been furnished to us, and our opinion on the consolidated financial statements, insofar as it relates to the amounts included for Total Transportation, is based solely on the report of the other auditors. In the consolidated financial statements, the Company’s investment in Total Transportation is stated at $4.6 million at December 31, 2005, and the Company’s equity in the net income of Total Transportation is stated at $690,000 for the year then ended.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the Consolidated Financial Statements, in 2006 the Company changed its method of accounting for share-based compensation using the modified-prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of U.S. Xpress Enterprises, Inc. and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee

March 9, 2007

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Operating Revenue:
Revenue, before fuel surcharge	$1,266,927	$1,038,754	$1,044,699
Fuel surcharge	204,837	125,478	60,957
Total operating revenue	1,471,764	1,164,232	1,105,656
Operating Expenses:
Salaries, wages and benefits	492,225	399,894	367,317
Fuel and fuel taxes	326,622	225,213	168,570
Vehicle rents	77,023	69,707	71,068
Depreciation and amortization	63,038	46,007	44,635
Purchased transportation	229,342	197,648	212,153
Operating expenses and supplies	93,252	75,100	72,689
Insurance premiums and claims	59,993	55,197	59,651
Operating taxes and licenses	16,868	14,144	13,924
Communications and utilities	12,590	10,718	11,435
General and other operating expenses	43,098	43,847	43,947
Loss on sale and exit of business	805	2,787	-
Total operating expenses	1,414,856	1,140,262	1,065,389

Income from Operations	56,908	23,970	40,267

Interest expense, net	18,469	8,320	9,685
Early extinguishment of debt	-	294	454
Equity in loss (income) of affiliated companies	327	(2,792)	(203)
Minority interest expense	1,301	-	-
	20,097	5,822	9,936

Income before income tax provision	36,811	18,148	30,331

Income tax provision	16,707	8,716	13,905

Net Income	$20,104	$9,432	$16,426

Earnings Per Share - basic	$1.31	$0.59	$1.16
Earnings Per Share - diluted	$1.29	$0.59	$1.14

Weighted average shares - basic	15,316	15,930	14,159
Weighted average shares - diluted	15,568	16,083	14,399

The accompanying notes are an integral part of these consolidated statements

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	DECEMBER 31,
ASSETS	2006	2005
Current Assets
Cash and cash equivalents	$913	$9,488
Customer receivables, net of allowance of $4,857 and $6,129 in 2006 and 2005, respectively	168,079	140,263
Other receivables	15,398	14,552
Prepaid insurance and licenses	25,777	14,701
Operating and installation supplies	7,767	3,693
Deferred income taxes	25,545	9,046
Other current assets	10,665	11,227
Total current assets	254,144	202,970
Property and Equipment, at cost	709,810	460,096
Less accumulated depreciation and amortization	(180,813)	(153,275)
Net property and equipment	528,997	306,821
Other Assets
Goodwill, net	94,307	72,143
Other	25,919	25,450
Total other assets	120,226	97,593
Total Assets	$903,367	$607,384
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$47,770	$28,172
Book overdraft	19,368	11,789
Accrued wages and benefits	22,562	14,328
Claims and insurance accruals , current	49,928	36,071
Other accrued liabilities	9,137	12,375
Securitization facility	37,000	45,000
Current maturities of long-term debt	51,221	17,111
Total current liabilities	236,986	164,846
Long-Term Debt, net of current maturities	252,313	115,044
Deferred Income Taxes	114,679	54,618
Other Long-Term Liabilities	3,186	2,499
Claims and insurance accruals, long-term	40,125	37,965
Minority Interest	3,579	-
Commitments and Contingencies
Stockholders’ Equity
Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	-	-
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 15,958,837 and 15,870,006 shares issued at December 31, 2006 and 2005, respectively	160	159
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at December 31, 2006 and 2005	30	30
Additional paid-in capital	162,001	159,547
Retained earnings	130,373	110,269
Treasury Stock, Class A, at cost (3,683,075 and 3,543,075 shares at December 31, 2006 and 2005, respectively)	(40,048)	(37,576)
Notes receivable from stockholders	(17)	(17)
Total stockholders’ equity	252,499	232,412
Total Liabilities and Stockholders’ Equity	$903,367	$607,384

The accompanying notes are an integral part of these consolidated balance sheets

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$20,104	$9,432	$16,426
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on early extinguishment of debt	-	294	454
Equity in loss (income) of affiliated companies	327	(2,792)	(203)
Deferred income tax provision (benefit)	16,111	(9,247)	8,887
Provision for losses on receivables	2,767	4,633	1,796
Depreciation and amortization	65,616	49,574	46,257
Stock-based compensation expense	1,183	39	16
Tax benefit realized from stock option plans	(161)	730	799
Gain on sale of equipment	(2,578)	(3,567)	(1,622)
Loss on sale and exit of airport-to-airport business	805	2,787	-
Minority interest expense	1,301	-	-
Changes in operating assets and liabilities, net of acquisitions:
Receivables	4,498	(6,463)	(49,809)
Prepaid insurance and licenses	(8,375)	(1,021)	(8,910)
Operating and installation supplies	(2,539)	1,645	(281)
Other assets	2,949	(6,995)	985
Accounts payable and other accrued liabilities	8,409	26,443	29,522
Accrued wages and benefits	3,708	761	133
Net cash provided by operating activities	114,125	66,253	44,450
Cash Flows from Investing Activities:
Proceeds from sale and exit of airport-to-airport business	-	12,750	-
Payments for purchases of property and equipment	(239,219)	(152,455)	(107,580)
Proceeds from sales of property and equipment	75,637	70,599	26,439
Repayment of notes receivable from stockholders	-	30	35
Investment in affiliated companies	(2,965)	(3,975)	(6,219)
Acquisition of businesses, net of cash acquired	(6,806)	(327)	(725)
Net cash used in investing activities	(173,353)	(73,378)	(88,050)
Cash Flows from Financing Activities:
Net (payments) borrowings under lines of credit	(200)	1,900	-
Net (payments) borrowings under securitization facility	(8,000)	10,000	35,000
Borrowings under long-term debt	110,554	69,903	81,278
Payments of long-term debt	(57,365)	(54,214)	(128,678)
Additions to deferred financing costs	(686)	(155)	(908)
Prepayment penalties on debt refinancing	-	(201)	(275)
Book overdraft	7,579	543	8,236
Purchase of Class A Common Stock	(2,472)	(12,439)	(654)
Proceeds from exercise of stock options	718	1,154	1,627
Tax benefit from stock options	161	-	-
Proceeds from issuance of common stock, net	364	56	47,872
Net cash provided by financing activities	50,653	16,547	43,498
Net Change in Cash and Cash Equivalents	(8,575)	9,422	(102)
Cash and Cash Equivalents, beginning of year	9,488	66	168
Cash and Cash Equivalents, end of year	$913	$9,488	$66
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for interest, net of capitalized interest	$17,945	$7,651	$9,258
Cash paid during the year for income taxes	$12,845	$10,456	$829
Conversion of operating leases to equipment installment notes	$-	$-	$15,387

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock Class A Class B		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Notes Receivable from Stockholders	Unamortized Compensation on Restricted Stock	Total
Balance, December 31, 2003	$135	$30	$107,252	$84,411	$(24,483)	$(82)	$(24)	$167,239
Net income	-	-	-	16,426	-	-	-	16,426
Issuance of 1,611 shares of Class A Common Stock for non-employee director compensation	-	-	24	-	-	-	-	24
Issuance of 2,000,000 shares of Class A Common Stock, net	20	-	47,691	-	-	-	-	47,711
Proceeds from exercise of 168,294 options	2	-	1,625	-	-	-	-	1,627
Issuance of 15,984 shares of Class A Common Stock for employee stock purchase plan	-	-	161	-	-	-	-	161
Tax benefit realized from stock option plans	-	-	799	-	-	-	-	799
Repayment of notes receivable from stockholders	-	-	-	-	-	35	-	35
Amortization of restricted stock	-	-	-	-	-	-	16	16
Repurchase of 50,000 shares of Class A Common Stock	-	-	-	-	(654)	-	-	(654)
Balance, December 31, 2004	$157	$30	$157,552	$100,837	$(25,137)	$(47)	$(8)	$233,384
Net income	-	-	-	9,432	-	-	-	9,432
Issuance of 2,069 shares of Class A Common Stock for non-employee director compensation	-	-	26	-	-	-	-	26
Offering costs related to the issuance of 2,000,000 shares of Class A Common Stock	-	-	(111)	-	-	-	-	(111)
Proceeds from exercise of 110,172 options	1	-	1,153	-	-	-	-	1,154
Issuance of 14,953 shares of Class A Common Stock for employee stock purchase plan	1	-	166	-	-	-	-	167
Tax benefit realized from stock option plans	-	-	730	-	-	-	-	730
Issuance of 10,000 shares of restricted stock	-	-	111	-	-	-	(111)	-
Repayment of notes receivable from stockholders	-	-	-	-	-	30	-	30
Amortization of restricted stock	-	-	-	-	-	-	39	39
Repurchase of 948,686 shares of Class A Common Stock	-	-	-	-	(12,439)	-	-	(12,439)
Balance, December 31, 2005	$159	$30	$159,627	$110,269	$(37,576)	$(17)	$(80)	$232,412
Net income	-	-	-	20,104	-	-	-	20,104
Issuance of 1,478 shares of Class A Common Stock for non-employee director compensation	-	-	29	-	-	-	-	29
Reclass due to adoption of 123R	-	-	(80)	-	-	-	80	-
Proceeds from exercise of 59,111 options	1	-	717	-	-	-	-	718
Issuance of 28,242 shares of Class A Common Stock for employee stock purchase plan	-	-	364	-	-	-	-	364
Tax benefit realized from stock option plans	-	-	161	-	-	-	-	161
Stock-based compensation expense	-	-	458	-	-	-	-	458
Amortization of restricted stock	-	-	725	-	-	-	-	725
Repurchase of 140,000 shares of Class A Common Stock	-	-	-	-	(2,472)	-	-	(2,472)
Balance, December 31, 2006	$160	$30	$162,001	$130,373	$(40,048)	$(17)	$0	$252,499

The accompanying notes are an integral part of these consolidated statements.

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts)

1. Organization and Operations, Segments

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments: (i) U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), comprise our truckload segment, (“Truckload”); and (ii) Xpress Global Systems, Inc. (“Xpress Global Systems”). U.S. Xpress, Arnold, and Total are truckload carriers serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing, and distribution services to the floorcovering industry, and prior to the sale and exit of its unprofitable airport-to-airport division in 2005, also provided deferred airfreight services.

Financial Accounting Standard 131, “Disclosures about Segments of an Enterprise and Related Information”, permits for the aggregation of separate operating segments into one reporting segment if they have similar economic characteristics and if the segments are similar in each of the following areas: a) the nature and products of the services, b) the nature of the production process, c) the type or class of customer for their products and services, d) the methods used to distribute their products or provide their services, and e) if applicable, the nature of the regulatory environment. The Company notes U.S. Xpress, Arnold, and Total have these similarities and are consolidated into one reporting segment “Truckload” while Xpress Global Systems is reported separately.

2. Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could be material. Significant estimates include useful lives of property and equipment and related salvage value, claims reserves for liability and workers’ compensation claims, valuation allowance for deferred tax assets, and purchase accounting fair value allocations, including valuation of goodwill.

Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

Recognition of Revenue
The Company generally recognizes revenue and direct costs when shipments are completed. The majority of Xpress Global Systems’ revenue, representing 6% of consolidated revenues, is recognized upon manifest. Manifest refers to the time when the trailer of the independent carrier is loaded, sealed and ready to leave the dock. Estimated direct expenses are recorded simultaneous to the recognition of revenue. The recognition of revenue based on manifest as compared to completed shipment has not had a material impact on the Company’s consolidated results of operations.

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

Property and Equipment
Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage values ranging from 25.0% to 50.0% of revenue equipment). The cost and lives at December 31, 2006 and 2005 are as follows:

		Cost
	Lives	2006	2005
Land and buildings	10-40 years	$67,358	$53,128
Revenue and service equipment	3-10 years	537,570	319,118
Furniture and equipment	3-7 years	35,441	31,006
Leasehold improvements	1-15 years	29,857	25,224
Computer software	1-5 years	39,584	31,620
		$709,810	$460,096

The Company recognized $60,447, $45,765 and $43,051 in depreciation expense in 2006, 2005 and 2004, respectively. Gains on the sale of equipment of $2,578, $3,567 and $1,622 for 2006, 2005 and 2004, respectively, are included in depreciation and amortization expense in the consolidated statements of operations. Amortization of capital leases is included in depreciation expense.

Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s statements of operations. Expenditures for normal maintenance and repairs are expensed. Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

Goodwill
The excess of the consideration paid by the Company over the estimated fair value of identifiable net assets acquired has been recorded as goodwill. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”, which the Company adopted effective January 1, 2002. As required by the provisions of SFAS 142, the Company tested goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. The Company completed the required impairment tests of goodwill and noted no impairment of goodwill in 2006, 2005 or 2004.

Purchase Costs and Other Identifiable Intangible Assets
Customer relationships and trade names are valued as part of acquisition-related transactions using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of customer relationships includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. Customer relationships are amortized over seven years. The value of trade names is based on various factors including the projected revenue stream associated with the intangible asset. We evaluate these assets annually for potential impairment in accordance with SFAS No. 142.

Deferred Financing Costs
Deferred financing costs are included in other assets in the accompanying consolidated balance sheets and include fees and costs incurred to obtain long-term financing and are being amortized over the terms of the respective obligation. Amortization expense was $467, $654 and $462 in 2006, 2005 and 2004, respectively. Accumulated amortization was $1,540 and $1,073 as of December 31, 2006 and 2005, respectively.

Computer Software
The Company accounts for computer software in accordance with the AICPA’s Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Computer software is included in property and equipment and is being amortized on a straight-line basis over 12 months to 5 years. The Company recognized $4,685, $3,690 and $3,132 of amortization expense in 2006, 2005 and 2004, respectively. Accumulated amortization was $23,069 and $18,460 at December 31, 2006 and 2005, respectively.

Book Overdraft
Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Investment in Affiliated Companies
Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51”, (“ARB 51”), “Consolidated Financial Statements,” (“FIN 46”), applies to variable interest entities (“VIE”), which was issued in January 2003 and revised in December 2003 (“FIN 46R”), defines the criteria necessary to be considered a VIE. FIN 46R defines a VIE as businesses that do not have sufficient equity to absorb the entities’ expected losses or where the equity investors do not have the characteristics of a controlling financial interest. The Company has determined that it does not have any VIE.

As required by Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”, the Company consolidates operating companies in which it has a controlling financial interest. The usual condition for a controlling financial interest is ownership of a majority of the voting interest. Operating companies in which the Company is able to exercise significant influence but does not control are accounted for under the equity method. Significant influence generally is deemed to exist when the Company owns 20% to 50% of the voting equity of an operating entity. Entities consolidated are based on equity ownership of the entity by the Company and its affiliates. All intercompany accounts have been eliminated.

The Company uses the cost method to account for investment in companies that the Company does not control nor have the ability to exercise significant influence over operating and financial policies. In accordance with the cost method, these investments are recorded at cost or fair value, as appropriate.

Claims and Insurance Accruals
Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of pending claims at December 31, 2006 and 2005, plus an estimated liability for incurred but not reported claims. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2006, the amounts recorded for both workers’ compensation and liability were based in part upon actuarial studies performed by a third-party actuary.

Earnings Per Share
The difference between basic and diluted earnings per share is due to the assumed conversion of outstanding options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Year Ended December 31,
	2006	2005	2004
Net Income	$20,104	$9,432	$16,426
Denominator:
Weighted average common shares outstanding	15,316	15,930	14,159
Equivalent shares issuable upon exercise of stock options and vesting of restricted stock	252	153	240
Diluted shares	15,568	16,083	14,399
Earnings per share:
Basic	$1.31	$.59	$1.16
Diluted	$1.29	$.59	$1.14

Stock-Based Compensation
In December, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-Based Payment ("SFAS 123R"), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” ("SFAS 123"), which supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends SFAS No. 95, “Statement of Cash Flows”. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In accordance with SFAS 123R this cost will be recognized over the period for which an employee is required to provide service in exchange for the award. Effective January 1, 2006, the Company adopted SFAS 123R utilizing the modified prospective method, and, therefore, did not restate prior period results. Refer to Note 16 “Stockholders Equity” for additional information regarding the Company’s stock plans.

Prior to January 1, 2006, the Company applied the intrinsic value based method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. No stock-based compensation cost was reflected in net income, as all options granted under the plans had a grant price equal to the fair market value of the underlying common stock on the date of grant.

Had compensation expense for stock option grants been determined based on fair value at the grant dates consistent with the method prescribed by SFAS 123R, the Company's net income and earnings per share would have been adjusted to the pro forma amounts for the years ended December 31, 2005 and 2004, as indicated below:

	Year Ended December 31,
	2005	2004
Net Income, as reported	$9,432	$16,426
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,269)	(589)
Net Income, pro forma	$8,163	$15,837
Earnings per share:
Basic - as reported	$0.59	$1.16
Basic - pro forma	$0.51	$1.12
Diluted - as reported	$0.59	$1.14
Diluted - pro forma	$0.51	$1.10

The fair value of each option grant was estimated using the Black-Scholes option pricing model as of the date of grant using the following assumptions:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	3.25%	3.25%
Expected dividend yield	-%	-%
Expected volatility	58.5%	58.5%
Expected term (in years)	5.0	5.0

Recent Accounting Pronouncements
In June 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken in a tax return. Also, the interpretation provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for fiscal periods beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; however, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 157 on its consolidated financial statements.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3. Business Acquisitions

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

In connection with increasing its investments in ATS and the Total Companies, the Company issued an aggregate of 40,466 shares of restricted stock to key employees of those companies under its 2002 Stock Incentive Plan.  The restricted shares vest over periods up to four years contingent upon continued employment.  The Company recorded compensation expense in accordance with SFAS 123R in relation to these shares.

The acquisitions are accounted for under the rules of SFAS 141. The Company’s investment to date in the above mentioned companies totals $21.1 million. The allocation of the purchase cost consisted of $181.8 million in assets, of which $119.7 million is property and equipment, and $182.8 million in liabilities, of which $118.5 million is current and long-term debt. Currently, $22.1 million of this investment has been allocated to goodwill. $1.1 million of cash was acquired as of the date of the increased investment. The allocation of the investment is preliminary as the Company is still reviewing the valuations of certain assets.

The primary reasons for the acquisitions and the principal factors that contributed to the recognition of goodwill are as follows: 1) ATS and the Total Companies compliment the Company’s current presence in the United States by creating a denser capacity of revenue equipment and drivers and 2) Cost savings are expected through the sharing of best practices within the three companies in addition to increased purchasing power.

Commencing March 1, 2006, the Company has accounted for its investments in ATS and the Total Companies on a consolidated basis.

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2006 and 2005 had the acquisitions taken place as of January 1, 2005 and 2006.

	Year Ended December 31,
	2006	2005
Revenue, net of fuel surcharge	$1,313,425	$1,355,779
Net Income	20,194	11,957
Earnings per share - Basic	1.32	.75
Earnings per share - Diluted	1.30	.74

In the transactions that increased the Company’s ownership to 80%, the Company also obtained the right to elect a majority of the members of the board of directors of ATS. The Company retains options to purchase the remaining 20% of each of ATS and the Total Companies through December 8, 2007 and October 1, 2008, respectively. If the Company fails to exercise such options prior to such dates, the members of the current Arnold and Total management teams will have similar options to repurchase the Company’s interests in ATS and the Total Companies, respectively.

4. Income Taxes

The income tax provision for 2006, 2005 and 2004 consisted of the following:

	December 31,
	2006	2005	2004
Current:
Federal	$206	$17,142	$4,494
State	390	821	524
	596	17,963	5,018
Deferred	16,111	(9,247)	8,887
Income tax provision	$16,707	$8,716	$13,905

A reconciliation of the income tax provision as reported in the consolidated statements of operations to the amounts computed by applying federal statutory rates is as follows:

	December 31,
	2006	2005	2004
Federal income tax at statutory rate	$12,884	$6,352	$10,616
State income taxes, net of federal income tax benefit	855	272	455
Non-deductible per diem paid to drivers	2,784	1,980	1,948
Federal and state income tax credits	(504)	(131)	(740)
Other, net	688	243	1,626
Income tax provision	$16,707	$8,716	$13,905

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$926	$1,913
Insurance and claims reserves	28,498	24,870
Net operating loss and credit carry forwards	12,495	3,535
Valuation allowance for state NOLs	(178)	-
Other	2,589	-
Total deferred tax assets	$44,330	$30,318

	December 31,
	2006	2005
Deferred tax liabilities:
Book over tax basis of property and equipment	$113,888	$61,842
Deductible goodwill amortization	12,440	8,514
Prepaid license fees	6,149	4,639
Other	987	895
Total deferred tax liabilities	$133,464	$75,890

At December 31, 2006, the Company had approximately $21,495 of federal operating loss carry forwards, $60,351 of state operating loss carry forwards and $2,802 of state tax credit carry forwards. The federal loss carry forwards may be carried back 2 years and/or forward 20 years. The state loss carry forwards may be carried forward between 5 and 20 years, depending on the state, and may be used to offset otherwise taxable income. Some state tax credit carry forwards expire after 10 years while others will never expire, depending on the state. These credit carry forwards may be used in future years to offset the Company’s regular state tax liability.

The Company has created a valuation allowance of $178 to offset the tax benefit of certain state operating loss carry forwards. This is necessary since the Company believes that state operating losses of certain legal entities will not be utilized before their expiration under applicable state law.

5. Long-Term Debt

Long-term debt at December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
Obligation under line of credit with a group of banks, maturing March 2011	$1,700	$1,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.99% and 5.52% at December 31, 2006 and 2005, respectively, due in monthly installments with final maturities at various dates through August 2013, secured by related revenue equipment with a net book value of $265.8 million in 2005 and $99.0 million in 2005	263,953	100,904
Mortgage note payable, interest rate of 6.73% at December 31, 2006 and 2005, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate with a net book value of $12.9 million in 2006 and $13.2 million in 2005	7,782	8,112
Mortgage note payable, interest rate of 6.26% at December 31, 2006 and 2005, due in monthly installments through December 2030, secured by real estate with a net book value of $15.9 million in 2006 and $16.4 million in 2005	16,709	17,000
Mortgage note payable, interest rate of 6.98% at December 31, 2006, maturing August, 2031, secured by real estate with a net book value of $13.7 million	10,416	-
Mortgage notes payable, interest rate ranging from 5.0% to 7.25% maturing at various dates through January 2009, secured by real estate with a net book value of $2.4 million	1,204	-
Capital lease obligations maturing through September 2008	1,510	2,661
Note payable maturing July, 2006	-	1,475
Other	260	103
	303,534	132,155
Less: current maturities of long-term debt	(51,221)	(17,111)
	$252,313	$115,044

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

On October 27, 2006, the Company amended the revolving credit facility. This amendment consisted of a $10 million increase in the aggregate dollar value of miscellaneous investments that the Company may make, an increase in the Company’s ability to redeem its own stock by increasing the dollar value of permitted redemptions from $15 million to $30 million, and the adjustment of certain financial covenant ratios.

At December 31, 2006, the applicable margin was 0.00% for base rate loans and 1.50% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.50% and 0.25%, respectively, at December 31, 2006). At December 31, 2006, $95.9 million in letters of credit were outstanding under the credit facility with $32.4 million available to borrow. The facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

Covenants and Restrictions
The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of December 31, 2006, the Company was in compliance with the credit facility covenants.

Debt Maturities
As of December 31, 2006, the scheduled principal payments of long-term debt are as follows:

2007	$51,221
2008	57,137
2009	51,677
2010	71,162
2011	27,058
Thereafter	45,279
$303,534

6. Loss on Extinguishment of Debt

The losses on extinguishment of debt resulted from prepayment penalties and the write-off of unamortized deferred financing costs when lines of credit were retired before their scheduled maturity dates follow:

	Year Ended December 31,
	2006	2005	2004
Prepayment penalties	$-	$201	$275
Unamortized deferred financing costs	-	93	179
	$-	$294	$454

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

The borrowings are secured by the accounts receivable and paid down through collections on the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because the term, subject to annual renewals, is 364 days. As of December 31, 2006, the Company’s borrowings under the Securitization Facility were $37,000 with $96,245 available to borrow.

The Securitization Facility requires certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy remote nature. As of December 31, 2006, the Company was in compliance with the Securitization Facility covenants.

The transaction does not meet the criteria for sale treatment under the provisions of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, a replacement of FASB Statement 125, and is reflected as a secured borrowing in the consolidated financial statements.

8. Comprehensive Income

Comprehensive income was the same as net income in 2006, 2005, and 2004.

9. Leases

The Company leases certain revenue and service equipment and office and terminal facilities under long-term non-cancelable operating lease agreements expiring at various dates through July 2013. Rental expense under non-cancelable operating leases was approximately $82,431, $78,062 and $81,258 for 2006, 2005 and 2004, respectively. Revenue equipment lease terms are generally 3 to 4 years for tractors and 5 to 7 years for trailers. The lease terms represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Substantially all revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $31,409 at December 31, 2006. The residual value of a substantial portion of the leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

Approximate aggregate minimum future rentals payable under these operating leases for each of the next five years and thereafter are as follows:

	Revenue Equipment	Other	Total
2007	$84,947	$9,656	$94,603
2008	71,185	6,400	77,585
2009	57,881	3,654	61,535
2010	37,916	920	38,836
2011	12,762	262	13,024
Thereafter	14,408	15	14,423
	$279,099	$20,907	$300,006

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

The Company incurred a (pre-tax) charge, net of proceeds from this transaction, in the amount of $2,787, the components of which are summarized as follows:

Proceeds from sale	$12,750
Less:
Severance expense	400
Provision for loss on future lease commitments	5,287
Write-off of goodwill and other intangibles	5,033
Loss on disposal of fixed assets	1,830
Provision for estimated loss on liquidation of receivables	2,025
Other expenses	962
Loss on sale and exit of business	$(2,787)

See the following summary of components related to the sale and exit from the airport-to-airport business. Of the accruals below, $989 is included in other long term liabilities on the Company’s consolidated balance sheet, with the remainder in other accrued liabilities as of December 31, 2006:

	Severance	Future Lease Commitments	Other Related Exit Costs	Minimum Contractual Amounts	Total
May 31, 2005 Reserve	$400	$5,287	$962	$5,033	$11,682
2005 Reserve Additions	15	(15)	-	73	73
2005 Payments	(415)	(3,780)	(797)	(3,268)	(8,260)
December 31, 2005 Reserve	-	1,492	165	1,838	3,495
2006 Reserve Additions	-	305 (1)	-	148	453
2006 Payments	-	(795)	(30)	(476)	(1,301)
December 31, 2006 Reserve	$-	$1,002	$135	$1,510	$2,647

(1)The component of the minimum contractual amounts liability represents interest accretion in the amount of $155 and increased provision of $150 as of December 31, 2006.

During 2006, the Company increased its provision for the estimated loss on liquidation of receivables from $2,025 to $2,680. Loss on sale and exit of business was $805 during the year ended December 31, 2006.

11. Other Assets

Other assets consisted of the following:

	December 31,
	2006	2005
Deferred financing costs, net	$1,180	$1,002
Investments in unconsolidated affiliates	9,065	19,451
Cash surrender value	2,837	2,512
Trade name and customer intangible	9,572	421
Other miscellaneous amounts	3,265	2,064
Total other assets	$25,919	$25,450

12. Equity and Cost Investments

On July 1, 2000, the Company and five other large transportation companies contributed their non-asset based logistics business units into a commonly owned, Internet-based transportation logistics company, Transplace. The Company’s approximately 12% interest is $5,900 and carried on a cost basis. The Company earned revenues of approximately $9,600, $15,000, and $16,000 from Transplace in 2006, 2005 and 2004, respectively, for providing transportation services. As of December 31, 2006 and 2005, amounts due to the Company in trade receivables from Transplace were approximately $2,500 and $5,400, respectively. As of December 31, 2006 and 2005, approximately $2,650 and $2,900, respectively, is due to the Company related to a loan issued during 2005. There have been no triggering events to indicate that this investment has been impaired. We have accounted for Transplace using the cost method of accounting.

In August 2006, the Company acquired a 49% interest in Abilene Motor Express, Inc. (“Abilene”) for approximately $3.0 million. Certain members of the Abilene management team control the remaining 51% interest and a majority of the board of directors. We have not guaranteed any of Abilene’s debt and have no obligation to provide funding, services or assets. Under the agreement with the Abilene management team, the Company has a four-year option to acquire 100% of Abilene by purchasing management’s interest at a specified price plus an agreed upon annual return, and the Abilene management team has the right to acquire the Abilene stock held by the Company in the subsequent four years following the expiration of the four-year Company option. We have accounted for Abilene’s operating results using the equity method of accounting.

13. Related Party Transactions

U.S. Xpress and Xpress Global Systems lease certain office and terminal facilities from entities owned by the two principal stockholders of the Company. The lease agreements are for five-year terms and provide the Company with the option to renew the lease agreements for four three-year terms. Rent expense of approximately $976, $932 and $886 was recognized in connection with these leases during 2006, 2005 and 2004, respectively.

The two principal stockholders of the Company own 100% of the outstanding common stock of Innovative Processing Solutions (“IPS”), formerly Transcommunications. The Company utilizes IPS charge cards for over-the-road fuel purchases, driver advances and driver payroll. The Company paid IPS $333, $203 and $219 in fees for these services in 2006, 2005 and 2004, respectively.

IPS also provides communications services to the Company and its drivers. Total payments by the Company to IPS for these services were approximately $190, $208 and $802 in 2006, 2005 and 2004, respectively. As of December 31, 2006 and 2005, the Company owed IPS approximately $1 and $3, respectively, for the aforementioned services.

IPS owns 30% of the outstanding stock of a provider of onboard computers for the trucking industry. During 2006, the Company paid this provider $6.7 million primarily for communications hardware. This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.

14. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company has letters of credit of $95,861 outstanding as of December 31, 2006. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had commitments outstanding at December 31, 2006 to acquire revenue equipment for approximately $177,358 in 2007. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operations. The Company also had commitments outstanding at December 31, 2006 to acquire communication units for approximately $2,417 in 2007, develop and improve facilities for $1,691 in 2007, and make payments related to software licensing contracts for $400 in 2007 and 2008.

15. Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The plan provides for a matching contribution by the Company. Participants are 100% vested in participant contributions. The Company recognized $2,445, $1,856 and $1,667 in expense under this employee benefit plan for 2006, 2005 and 2004, respectively, which has been included in salaries, wages and benefits in the accompanying consolidated statements of operations.

16. Stockholders’ Equity

Common Stock
Holders of Class A Common Stock are entitled to one vote per share. Holders of Class B Common Stock are entitled to two votes per share. Once the Class B Common Stock is no longer held by the two principal stockholders of the Company or their families, as defined, the stock is automatically converted into Class A Common Stock on a share for share basis.

In December 2004, the Company completed an offering of 4,600,000 shares of its Class A Common Stock at $25.25 per share. Of these shares, the Company sold 2,000,000 shares. The offering generated net proceeds to the Company of approximately $47,700. The proceeds were used to repay outstanding borrowings under the Company’s Securitization Facility and to retire debt on certain mortgage notes and revenue equipment installment notes.

Under prior Board authorizations, the Company repurchased 140,000, 948,686, and 50,000 shares of Class A Common Stock for $2,500, $12,400 and $654 in 2006, 2005 and 2004, respectively. In January 2007, the Board of Directors approved the Company to repurchase up to $15,000 of its Class A Common Stock. The stock may be purchased on the open market or in privately negotiated transactions at any time until January 26, 2008, at which time the Board may elect to extend the repurchase program.

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

In May 2006, stockholders approved the 2006 Omnibus Plan (“2006 Plan”) that provides various equity-based alternatives to compensate the Company’s employees, directors, and consultants.  The 2006 Plan authorizes the grant of stock options, stock appreciation rights, stock awards, restricted stock unit awards, performance units, performance awards, and any other form of award that is consistent with the 2006 Plan's purpose, or any combination of the foregoing.  A total of 1,000,000 shares of Class A common stock were reserved for grant of awards under the 2006 Plan.  In addition, any shares of Class A common stock related to awards under the 2006 Plan that terminate by expiration, forfeiture, cancellation, or otherwise without the issuance of such shares, are settled in cash in lieu of shares of Class A common stock, or are exchanged for awards not involving shares of Class A common stock, will become available again under the 2006 Plan.  Grants with respect to 12,600 shares of Class A common stock were outstanding under the 2006 Plan as of December 31, 2006.

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

As a result of the acceleration, unvested options to purchase 231,440 shares of the Company's Class A Common Stock, which otherwise would have vested from time to time through 2007, became fully vested and immediately exercisable. The affected stock options have exercise prices ranging from $11.50 to $13.90 per share, and a weighted average exercise price of $13.04. The affected options include options to purchase 124,802 shares of the Company's Class A Common Stock held by the Company's executive officers, having a weighted average exercise price of $13.23. The Company would have recognized compensation expense in the amounts of $850 and $166 in 2006 and 2007, respectively. This acceleration was effective as of October 25, 2005.

The Company’s decision to accelerate the vesting of affected employee stock options was primarily to eliminate or reduce the compensation expense relating to such options that the Company would otherwise be expected to record in its statements of operations for future periods upon the adoption of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS No. 123R was effective for the Company beginning in the first quarter of 2006, and requires that compensation expense associated with stock options be recognized in the statements of operations, rather than as a footnote disclosure in consolidated financial statements.

On October 20, 2006, the Board of Directors extended the expiration date of all outstanding option grants to expire in 2007. The expiration date was extended five years from the original date expiration date. The Company recorded a one-time charge of approximately $307 in the fourth quarter in connection with the extension, in accordance with SFAS 123R.

Stock option grants generally vest over periods ranging from three to six years and expire ten years from the date of grant. A summary of the Company’s stock option activity for 2006, 2005 and 2004 follows:

Stock Options	Shares	Option Price	Weighted Average Exercise Price
Outstanding at December 31, 2003	688,109	$6.50 — 20.88	$14.93
Granted	232,600	13.03 — 13.90	13.89
Exercised	(168,294)	6.50 — 15.00	9.65
Canceled or expired	(27,225)	6.50 — 11.50	10.47
Outstanding at December 31, 2004	725,190	6.50 — 20.88	12.04
Granted	28,600	11.15 — 15.00	11.90
Exercised	(110,172)	6.50 — 19.13	10.50
Canceled or expired	(20,872)	11.50 — 13.90	12.49
Outstanding at December 31, 2005	622,746	6.50 — 20.88	12.32
Granted	3,600	19.92	19.92
Exercised	(59,111)	6.50 — 13.90	12.15
Canceled or expired	(12,750)	6.50 — 6.875	6.79
Outstanding at December 31, 2006	554,485	6.50 — 20.88	12.51

The following is a summary of the stock options outstanding at December 31, 2006:

Exercise Price Range	Options Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable	Weighted Average Remaining Contractual Life in Years of Options Exercisable	Intrinsic Value of Options Exercisable
$6.50 — $8.06	105,025	3.4	$7.31	105,025	$7.31	3.4	$962
$11.06 — $13.90	374,660	6.2	12.73	355,060	12.81	6.1	1,300
$15.00 — $20.88	74,800	5.9	17.71	67,867	18.78	5.6	-
	554,485	5.7	$12.51	527,952	$12.48	5.5	$2,106

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004 was $2.2 million, $2.0 million and $.4 million, respectively. As of December 31, 2006, there was $.2 million in unrecognized compensation expense related to unvested stock options, which is expected to be recognized over a weighted average period of 3 years. As a result of the adoption of SFAS 123R in January 2006, the compensation expense related to stock options was $60 for the year ended December 31, 2006.

The weighted average fair value of stock options granted during the years ended December 31, 2006, 2005, and 2004 was $10.30, $6.23 and $7.036, respectively. The fair value of each option grant was estimated using the Black-Scholes option pricing model as of the date of grant using the following assumptions:

	Year Ended December 31,
	2006	2005	2004
Risk-free interest rate	5.0%	3.25%	3.25%
Expected dividend yield	-%	-%	-%
Expected volatility	46.5%	58.5%	58.5%
Expected term (in years)	6.5	5.0	5.0

The following is a summary of the Company’s restricted stock activity for 2006, 2005 and 2004:

Restricted Shares	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2003	4,000	$8.06
Granted	-	-
Vested	(2,000)	8.06
Forfeited	-	-
Unvested at December 31, 2004	2,000	8.06
Granted	10,000	11.15
Vested	(2,000)	8.06
Forfeited	-	-
Unvested at December 31, 2005	10,000	11.15
Granted	190,195	19.65
Vested	-	-
Forfeited	(2,977)	20.27
Unvested at December 31, 2006	197,218	$19.21

The Company’s restricted stock awards have various vesting schedules ranging from three to five years. The Company recognized compensation expense of approximately $725, $39 and $18 during 2006, 2005 and 2004, respectively. At December 31, 2006 the Company had $3.1 million in unrecognized compensation expense related to restricted stick, which is expected to be recognized over a weighted average period of approximately four years.

Non-Employee Directors Stock Plan
In May 2003, the Company adopted the 2003 Non-Employee Directors Stock Award and Option Plan (the “2003 Directors Stock Plan”). The terms of the 2003 Directors Stock Plan are consistent with the Company’s prior non-employee directors’ stock plan, including 50,000 shares of Class A Common Stock available for option or issue.

The 2003 Directors Stock Plan provides for the grant of 1,200 options to purchase the Company’s Class A Common Stock to each non-employee director upon the election or re-election of each such director to the Board. The exercise price of options issued under the 2003 Directors Stock Plan is set at the fair market value of the Company’s stock on the date granted. Options vest ratably on each of the first, second and third anniversaries of the date of grant.

If a Board member elects to receive Board-related compensation in the form of stock, the number of shares issued to each director in lieu of cash is determined based on the amount of earned compensation divided by the fair market value of the Company’s stock on the date compensation is earned.

Employee Stock Purchase Plan (“ESPP”)
In May 2003, the Company adopted the 2003 U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan (the “2003 Plan”), effective July 1, 2003, through which employees meeting certain eligibility criteria may purchase shares of the Company’s class A common stock at a 15.0% discount of the fair market value, as defined. Consistent with the previous ESPP plan, common stock is purchased for employees in June and December of each year, and employees may not purchase more than 1,250 shares in any six-month period or purchase stock having a fair market value of more than $25 per calendar year. The Company has reserved 500,000 shares of Class A Common Stock under the terms of the 2003 Plan. In January 2006, employees purchased 9,057 shares of the Company’s Class A Common Stock at $10.12 per share. In June and December 2006, employees purchased 5,937 and 13,248 shares of the Company’s Class A Common Stock at $14.79 and $14.00 per share, respectively. As a result of the adoption of SFAS 123R, the Company recognized $91 in compensation expense related to the employee stock purchase plan for the year ended December 31, 2006.

17. Fair Value of Financial Instruments

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

18. Operating Segments

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

	Truckload	Xpress Global Systems		Consolidated
Year Ended December 31, 2006
Revenues - external customers	$1,378,231	$93,533		$1,471,764
Intersegment revenues	5,261	-		5,261
Operating income (loss)	52,334	4,574	(1)	56,908
Depreciation and amortization	61,603	1,435		63,038
Goodwill at carrying value	89,492	4,815		94,307
Total assets	883,875	19,492		903,367
Capital expenditures	238,855	364		239,219
Year Ended December 31, 2005
Revenues - external customers	$1,038,843	$125,389		$1,164,232
Intersegment revenues	19,788	-		19,788
Operating income (loss)	37,468	(13,498	) (1)	23,970
Depreciation and amortization	43,671	2,336		46,007
Goodwill at carrying value	67,328	4,815		72,143
Total assets	583,320	24,064		607,384
Capital expenditures	150,788	1,667		152,455
Year Ended December 31, 2004
Revenues - external customers	$947,090	$158,566		1,105,656
Intersegment revenues	19,352	-		19,352
Operating income	45,315	(5,048)		40,267
Depreciation and amortization	42,082	2,553		44,635
Goodwill at carrying value	67,328	6,868		74,196
Total assets	502,758	47,952		550,710
Capital expenditures	104,499	3,081		107,580

(1) Includes the pre-tax charge of $.8 million and $2.8 million in 2006 and 2005, respectively, related to the loss on sale and exit of the airport-to-airport business. See Footnote 10, “Loss on Sale and Exit of Business”.

The Company does not separately track domestic and foreign revenues from external customers or domestic and foreign long-lived assets. Providing such information would be impracticable, and the Company believes its foreign operations are immaterial to the Company’s financial condition.

The difference in consolidated operating income as shown above and consolidated income before income tax provision on the consolidated statements of operations is net interest expense of $18,469, $8,320 and $9,685 in 2006, 2005 and 2004, respectively, equity in (income) loss of affiliated companies of $327, $(2,792) and $(203), minority interest of $1,301, $0, and $0, and the early extinguishment of debt of $0, $294, and $454 in 2006, 2005 and 2004, respectively, which are considered corporate expenses.

19. Subsequent Events

Subsequent to December 31, 2006, and in accordance with the January 2007 Board-approved stock repurchase authorization of up to $15.0 million, the Company repurchased 100,000 shares of its Class A common stock. The stock may be purchased on the open market or in privately negotiated transactions at any time until January 26, 2008, at which time the board may elect to extend the repurchase program. Any purchases would be at management’s discretion based upon prevailing prices, liquidity and other factors. The repurchased shares will be held as treasury stock and may be used for issuances under the Company’s employee stock option plan or for other general corporate purposes as the board may be determine.

20. Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31	Total
Year Ended December 31, 2006
Operating revenue	$299,710	$389,462	$396,583	$386,009	$1,471,764
Income from operations	4,757	15,530	19,234	17,387	56,908
Income before income taxes	1,303	10,134	13,881	11,493	36,811
Net income	734	5,724	7,272	6,374	20,104
Earnings per share - basic	$0.05	$0.37	$0.48	$0.42	$1.31
Earnings per share - diluted	$0.05	$0.37	$0.47	$0.41	$1.29
Year Ended December 31, 2005
Operating revenue	$269,144	$279,884	$297,240	$317,964	$1,164,232
Income from operations	(1,955)	1,526	9,489	14,910	23,970
Income before income taxes	(3,867)	703	7,975	13,337	18,148
Net income	(2,127)	482	3,999	7,078	9,432
Earnings (Loss) per share - basic	$(0.13)	$0.03	$0.25	$0.46	$0.59
Earnings (Loss) per share - diluted(1)	$(0.13)	$0.03	$0.25	$0.46	$0.59

(1)The sum of quarterly earnings per share differs from annual earnings per share because of differences in the weighted average number of common shares used in the quarterly and annual computations.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that U.S. Xpress Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). U.S. Xpress Enterprises, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that U.S. Xpress Enterprises, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, U.S. Xpress Enterprises, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U.S. Xpress Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 9, 2007, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
March 9, 2007

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

Based on their evaluation as of December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on its assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm, Ernst & Young LLP, have issued an audit report on our assessment of our internal control over financial reporting, in which they expressed an unqualified opinion. This report is included herein.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information contained under the headings "Proposal No. 1 - Election of Directors," "Continuing Directors," "Corporate Governance - Our Executive Officers and Certain Significant Employees," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - the Audit Committee," "Corporate Governance - Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance - Code of Ethics," from our Proxy Statement to be delivered to our stockholders in connection with the 2007 Annual Meeting of Stockholders to be held May 11, 2007, (the “2007 Proxy Statement”).

ITEM 11. EXECUTIVE COMPENSATION

We incorporate by reference the information contained under the headings "Executive Compensation," "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Interlocks and Insider Participation," and "Corporate Governance - The Board of Directors and Its Committees - Committees of the Board of Directors - The Compensation Committee - Compensation Committee Report" from the 2007 Proxy Statement

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the 2007 Proxy Statement is incorporated herein by reference.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides certain information, as of December 31, 2006, with respect to our compensation plans and other arrangements under which shares of our common stock are authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as to our equity compensation plans as of the end of the fiscal year ended December 31, 2006, under which shares of our Class A common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of the outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans approved by security holders (1993 and 2002 Incentive Stock Plans, 1995 and 2003 Non-Employee Directors Stock Award and Option Plans, and 2006 Omnibus Plan)	554,485	$12.51	990,400
Equity Compensation Plans not approved by security holders (1)
Total	554,485	$12.51	990,400

(1)   We do not have any equity compensation plans not approved by our stockholders.

We incorporate by reference the information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" from the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incorporate by reference the information contained under the headings "Certain Relationships and Related Transactions," and "The Board of Directors and Its Committees - Committees of Board of Directors - Independent Directors" from the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the section entitled "Relationships with Independent Registered Public Accounting Firm - Principal Accounting Fees and Services" of the 2007 Proxy Statement is incorporated herein by reference.

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

(b) Exhibits

The following exhibits are filed with this Form 10-K or incorporated by reference to the document set forth next to the exhibit listed below.

Exhibit No. Description
(1)	3.1	Restated Articles of Incorporation of the Company.
(7)	3.2	Restated Bylaws of the Company.
(1)	4.1	Restated Articles of Incorporation of the Company.
(7)	4.2	Restated Bylaws of the Company.
(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn. *
(1)	10.1	1993 Incentive Stock Plan.*
(1)	10.2	Form of Stock Option Agreement under 1993 Incentive Stock Plan.*
(1)	10.3	Form of Stock Rights and Restrictions Agreement for Restricted Stock Award under 1993 Incentive Stock Plan*.
(7)	10.4	1995 Non-Employee Directors Stock Award and Option Plan. *
(2)	10.5	2002 Incentive Stock Plan.*
(7)	10.6	Form of Stock Option Agreement under 2002 Stock Incentive Plan. *
(15)	10.7	Form of Restricted Stock Award Notice under 2002 Stock Incentive Plan.*
(3)	10.8	2003 Employee Stock Purchase Plan*.
(4)	10.9	2003 Non-Employee Directors Stock Award and Option Plan. *
(7)	10.10	Form of Stock Option Agreement under 2003 Non-Employee Directors Stock Award and Option Plan. *
(16)	10.11	2006 Omnibus Incentive Plan.*
(17)	10.12	Form of Non-Employee Director Award Notice under 2006 Omnibus Incentive Plan. *
(5)	10.13
Initial Subscription Agreement of Transplace.com, LLC dated April 19, 2000, by and among Transplace.com, LLC and the Company, Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., and Werner Enterprises, Inc.

(5)	10.14
Operating Agreement of Transplace.com, LLC dated April 19, 2000, by and among Transplace.com, LLC and the Company, Covenant Transport, Inc., J.B. Hunt Transport Services, Inc., M.S. Carriers, Inc., Swift Transportation Co., Inc., and Werner Enterprises, Inc.

(1)	10.15	Salary Continuation Agreement dated June 10, 1993, by and between the Company and Max L. Fuller.*
(1)	10.16	Salary Continuation Agreement dated June 10, 1993, by and between the Company and Patrick E. Quinn.*
(7)	10.17
Lease dated January 28, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and the Company, as lessee, for certain real property situated in the County of Whitfield, State of Georgia.

(7)	10.18
Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and the Company, for certain real property situated in the County of Whitfield, State of Georgia.

(7)	10.19	Amendment to Lease dated December 1, 1995, by and between Q & F Realty, LLC and the Company, for certain real property situated in the County of Whitfield, State of Georgia.
(7)	10.20
Lease dated January 28, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and the Company, as lessee, for certain real property situated in the County of Canadian, State of Oklahoma. *

Exhibit No. Description

(7)	10.21
Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and the Company, for certain real property situated in the County of Canadian, State of Oklahoma.

(7)	10.22
Lease dated March 1, 1994, by and between Patrick E. Quinn and Max L. Fuller, as lessors, and Crown Transport Systems, Inc., as lessee, for certain real property situated in the County of Whitfield, State of Georgia.

(7)	10.23
Assignment of Lease and Estoppel Agreement dated August 31, 1995, by and among Patrick E. Quinn, Max L. Fuller, Q & F Realty, LLC, and Crown Transport Systems, Inc., for certain real property situated in the County of Whitfield, State of Georgia.

(6)	10.24
Revolving Credit and Letter of Credit Loan Agreement dated October 14, 2004, by and among the Company, SunTrust Bank, as administrative agent, Fleet National Bank, as syndication agent, LaSalle Bank National Association, as documentation agent, SunTrust Capital Markets, Inc., as lead arranger and book manager, and the lenders from time to time party thereto.

(6)	10.25
Loan Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc., as initial servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator.

(6)	10.26	Receivables Sale Agreement dated October 14, 2004, by and among U.S. Xpress, Inc. and Xpress Global Systems, Inc., as originators, and Xpress Receivables, LLC, as buyer.
(12)	10.27
Purchase and Merger Agreement dated October 21, 2004, by and among Arnold Holdings, LLC, Arnold Transportation Holdings, Inc., Arnold Transportation Services, Inc., ATS Acquisition Holding Co., ATS Merger Co., and all of the members of Arnold Holdings, LLC.

(8)	10.28
First Amendment to Purchase and Merger Agreement dated December 7, 2004, by and among Arnold Holdings, LLC, Arnold Transportation Holdings, Inc., Arnold Transportation Services, Inc., ATS Acquisition Holding Co., ATS Merger Co., and all of the members of the Arnold Holdings, LLC.

(8)	10.29	Stock Purchase, Contribution, and Exchange Agreement dated October 21, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and certain members of Arnold Holdings, LLC.
(8)	10.30
First Amendment to Stock Purchase, Contribution, and Exchange Agreement dated December 7, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and certain members of Arnold Holdings, LLC.

(8)	10.31	Stockholders' Agreement dated October 21, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and all other stockholders of ATS Acquisition Holding Co.
(8)	10.32	First Amendment to Stockholders' Agreement dated December 7, 2004, by and among ATS Acquisition Holding Co., Xpress Holdings, Inc., and all other stockholders of ATS Acquisition Holding Co.
(9)	10.33	Asset purchase agreement dated May 27, 2005 by and among Forward Air, Inc., Xpress Global Systems, Inc., U.S. Xpress Enterprises, Inc., and certain persons set forth therein.
(9)	10.34
First Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company and Fleet National Bank, LaSalle Bank, National Association, Bank Banking and Trust Company, National City Bank and Regions Financial Corporation as Lenders, and SunTrust Bank as Lender and Administrative Agent for the Lenders.

(9)	10.35	Waiver and Consent by and between the Company and SunTrust Bank, as Administrative Agent for the Lenders.
(9)	10.36
Omnibus Amendment No. 1 to Receivables Sale Agreement dated October 14, 2004, among Xpress Receivables, LLC as Borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc. as Servicers, Three Pillars Funding LLC as Lender and SunTrust Capital Markets, Inc. as agent and administrator for Lender.

(10)	10.37
Second Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank and Regions Financial Corporation as Lenders, and SunTrust Bank as Lender and Administrative Agent for the Lenders.

(11)	10.38
Stock Purchase Agreement, dated as of February 28, 2006, by and among the Company, Xpress Holdings, Inc., Transportation Investments Inc., Transportation Assets Leasing Inc., Total Logistics Inc., and certain shareholders of Transportation Investments Inc., Transportation Assets Leasing Inc., and Total Logistics Inc.

(11)	10.39
Third Amendment to Revolving Credit and Letter of Credit Loan Agreement by and between the Company, SunTrust Bank, as administrative agent, and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank, and Regions Financial Corporation, as lenders.

(12)	10.40
Second Amendment to Loan Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc. and Xpress Global Systems, Inc., as initial servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator.

(13)	10.41	Stock Purchase Agreement, dated as of February 28, 2006, by and among the Company, Xpress Holdings, Inc., ATS Acquisition Holding Co., and certain shareholders of ATS Acquisition Holding Co.
(14)	10.42
Fourth Amendment to Revolving Credit and Letter of Credit Loan Agreement by and among the Company, SunTrust Bank, as administrative agent, and SunTrust Bank, Bank of America, N.A., LaSalle Bank, National Association, Branch Banking and Trust Company, National City Bank, and Regions Financial Corporation, as lenders.

(14)	10.43
Third Amendment to Loan Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as borrower, U.S. Xpress, Inc., Xpress Global Systems, Inc., Arnold Transportation Services, Inc., Total Transportation of Mississippi LLC, and Total Logistics Inc., as servicers, Three Pillars Funding LLC, as lender, and SunTrust Capital Markets, Inc., as administrator.

(14)	10.44
Omnibus Amendment No. 2 to Receivables Sale Agreement dated October 14, 2004, by and among Xpress Receivables, LLC, as buyer, and U.S. Xpress, Inc., Xpress Global Systems, Inc., Arnold Transportation Services, Inc., Total Transportation of Mississippi LLC, and Total Logistics Inc., as originators.

(18)	10.45
Fifth Amendment to Revolving Credit and Letter of Credit Loan Agreement by and among the Company, SunTrust Bank, Bank of America, N.A., LaSalle Bank National Association, Branch Banking and Trust Company, National City Bank, and Regions Financial Corporation.

#	10.46	Form of Restricted Stock Award Notice under 2006 Omnibus Incentive Plan.
#	21	Subsidiaries of the registrant.
#	23	Consent of Ernst & Young LLP
#	31.1	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	31.2	Certification pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
#	32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#	32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
#	99	Total Transportation Report of Independent Registered Public Accounting Firm.

	*	Indicates management contract or compensatory plan or arrangement.
	#	Filed herewith.
	(1)	Filed in Registration Statement, Form S-1, on May 20, 1994 (SEC File No. 33-79208).
	(2)	Filed as Annex A to the 2002 Proxy Statement on April 15, 2002 (SEC Commission File No. 0-24806).
	(3)	Filed as Annex A to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).
	(4)	Filed as Annex B to the 2003 Proxy Statement on April 10, 2003 (SEC Commission File No. 0-24806).
	(5)	Filed in Form 10-Q on August 14, 2000 (SEC Commission File No. 0-24806).
	(6)	Filed in Form 8-K on October 20, 2004 (SEC Commission File No. 0-24806).
	(7)	Filed in Form 10-Q on November 9, 2004 (SEC Commission File No. 0-24806).
	(8)	Filed in Form 10-K on March 15, 2005 (SEC Commission File No. 0-24806).
	(9)	Filed in Form 10-Q on August 10, 2005 (SEC Commission File No. 0-24806).
	(10)	Filed in Form 10-Q on November 9, 2005 (SEC Commission File No. 0-24806).
	(11)	Filed in Form 8-K on March 6, 2006 (SEC Commission File No. 0-24806).
	(12)	Filed in Form 10-K on March 16, 2006 (SEC Commission File No. 0-24806).
	(13)	Filed in Form 8-K/A on March 23, 2006 (SEC Commission File No. 0-24806).
	(14)	Filed in Form 8-K on April 5, 2006 (SEC Commission File No. 0-24806).
	(15)	Filed in Form 8-K on April 12, 2006 (SEC Commission File No. 0-24806).
	(16)	Filed in Exhibit A to the Definitive Proxy Statement on April 5, 2006 (SEC Commission File No. 0-24806).
	(17)	Filed in Form 10-Q on August 9, 2006 (SEC Commission File No. 0-24806).
	(18)	Filed in Form 8-K on October 31, 2006 (SEC Commission File No. 0-24806).

(c) Financial Statement Schedule

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED
DECEMBER 31, 2006, 2005 AND 2004
(In Thousands)

Description	Balance at Beginning of Period	Charged to Cost/Expenses(1)	Charged to Other(2)	Deductions(3)	Balance at End of Period
FOR THE YEAR ENDED 12/31/06
Reserve for doubtful accounts	$6,129	$3,422	$1,011	$5,705	$4,857

FOR THE YEAR ENDED 12/31/05
Reserve for doubtful accounts	3,357	6,658	121	4,007	6,129

FOR THE YEAR ENDED 12/31/04
Reserve for doubtful accounts	2,782	1,796	72	1,293	3,357

(1)For the year ended December 31, 2006
Charged to cost/expense	$2,767
Provision for liquidation of receivables associated with the sale and exit of the Company’s unprofitable airport-to-airport business	655
$3,422
For the year ended December 31, 2005
Charged to cost/expense	$4,633
Provision for liquidation of receivables associated with the sale and exit of the Company’s unprofitable airport-to-airport business	2,025
$6,658
(2) For the year ended December 31, 2006
Recoveries on accounts written off	$5
Balances acquired through consolidation of Arnold and Total	1,006
$1,011

(3) Accounts written off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2007.

Date: March 16, 2007		U.S. XPRESS ENTERPRISES, INC.

	By:	/s/Ray M. Harlin
Ray M. Harlin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Patrick E. Quinn	Co-Chairman of the Board of Directors,	March 16, 2007
Patrick E. Quinn	President and Treasurer

/s/Max L. Fuller	Co-Chairman of the Board of Directors,	March 16, 2007
Max L. Fuller	Chief Executive Officer and Secretary

/s/Ray M. Harlin	Executive Vice President of Finance and Chief	March 16, 2007
Ray M. Harlin	Financial Officer (principal financial and
accounting officer)

/s/James E. Hall	Director	March 16, 2007
James E. Hall

/s/John W. Murrey, III	Director	March 16, 2007
John W. Murrey, III

/s/Robert J. Sudderth, Jr.	Director	March 16, 2007
Robert J. Sudderth, Jr.

Exhibit 21

Subsidiaries of U.S. Xpress Enterprises, Inc.
For Year Ended December 31, 2006

U.S. Xpress, Inc., a Nevada corporation
U.S. Xpress Leasing, Inc., a Tennessee corporation
Xpress Global Systems, Inc., a Georgia corporation
Xpress Company Store, Inc., a Tennessee corporation
Xpress Air, Inc., a Tennessee corporation
Xpress Holdings, Inc., a Nevada corporation
Xpress Colorado, Inc., a Georgia corporation
Xpress Nebraska, Inc., a Nebraska corporation
Colton Xpress, LLC, a California corporation
Xpress Receivables, LLC, a Nevada corporation
Cargo Movement Corp., a Nevada corporation
Xpress Waiting, Inc., a Nevada corporation
Associated Developments, LLC, a Tennessee corporation
Total Transportation Holdings, Inc., a Mississippi corporation
Total Logistics, Inc., a Mississippi corporation
Transportation Investments, Inc., a Mississippi corporation
Total Transportation of Mississippi LLC, a Mississippi corporation
Transportation Assets Leasing, Inc., a Mississippi corporation
TAL Real Estate, LLC, a Mississippi corporation
TAL Power Equipment #1, LLC, a Mississippi corporation
TAL Van #1, LLC, a Mississippi corporation
TAL Furniture and Equipment, LLC, a Mississippi corporation
TAL Marine, Inc., a Delaware corporation
TAL Aviation, LLC, a Mississippi corporation
TAL Power Equipment #2, LLC, a Mississippi corporation
ATS Acquisition Holding Co., a Delaware corporation
Arnold Transportation Services, Inc., a Pennsylvania corporation

Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statements on Form S-8 (File No. 33-91238, File No. 33-94878, File No. 33-99730, File No. 333-105226, File No. 333-105227 and File No. 333-105232) and Form S-3 (File No. 333-120549) of U.S. Xpress Enterprises, Inc. and subsidiaries of our reports dated March 9, 2007, with respect to the consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries, U.S. Xpress Enterprises, Inc. management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of U.S. Xpress Enterprises, Inc., included in this Annual Report (Form 10-K) for the year ended December 31, 2006.

Our audit also included financial statement Schedule II of U.S. Xpress Enterprises, Inc. and subsidiaries listed in Item 15(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chattanooga, Tennessee
March 9, 2007