Form 10-Q
period 2007-03-31
US XPRESS ENTERPRISES INC
filed 2007-05-10
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Yes ☐ No ☒

As of April 30, 2007, 12,116,122 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Revenue:
Revenue, before fuel surcharge	$316,552	$262,466
Fuel surcharge	44,321	37,244
Total operating revenue	360,873	299,710

Operating Expenses:
Salaries, wages and benefits	127,099	102,854
Fuel and fuel taxes	80,098	66,337
Vehicle rents	22,986	18,398
Depreciation and amortization, net of gain on sale	19,529	11,875
Purchased transportation	54,623	46,509
Operating expenses and supplies	23,637	19,325
Insurance premiums and claims	14,950	13,268
Operating taxes and licenses	4,276	3,663
Communications and utilities	2,881	2,872
General and other operating expenses	10,492	9,852
Total operating expenses	360,571	294,953

Income from Operations	302	4,757

Interest expense, net	5,481	3,098
Equity in (income) loss of affiliated companies	(124)	217
Minority interest	(50)	139
	5,307	3,454

Income (loss) before income taxes	(5,005)	1,303

Income tax (benefit) provision	(2,376)	569

Net Income (Loss)	$(2,629)	$734

Earnings (Loss) Per Share - basic	$(0.17)	$0.05
Weighted average shares - basic	15,276	15,325
Earnings (Loss) Per Share - diluted	$(0.17)	$0.05
Weighted average shares - diluted	15,276	15,511

(See Accompanying Notes to Condensed Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2007	December 31, 2006
	(Unaudited)

Current Assets:
Cash and cash equivalents	$3,454	$913
Customer receivables, net of allowance	164,826	168,079
Other receivables	10,521	15,398
Prepaid insurance and licenses	20,819	25,777
Operating and installation supplies	8,434	7,767
Deferred income taxes	25,545	25,545
Other current assets	12,401	10,665
Total current assets	246,000	254,144

Property and Equipment, at cost:
Land and buildings	67,879	67,358
Revenue and service equipment	552,249	537,570
Furniture and equipment	35,839	35,441
Leasehold improvements	32,139	29,857
Computer software	40,698	39,584
	728,804	709,810
Less accumulated depreciation and amortization	(193,802)	(180,813)
Net property and equipment	535,002	528,997

Other Assets:
Goodwill, net	95,520	94,307
Other	26,667	25,919
Total other assets	122,187	120,226

Total Assets	$903,189	$903,367

(See Accompanying Notes to Condensed Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2007	December 31, 2006
	(Unaudited)
Current Liabilities:
Accounts payable	$59,310	$47,770
Book overdraft	4,713	19,368
Accrued wages and benefits	22,403	22,562
Claims and insurance accruals, current	47,059	49,928
Other accrued liabilities	6,765	9,137
Securitization facility	42,000	37,000
Current maturities of long-term debt	60,550	51,221
Total current liabilities	242,800	236,986

Long-term debt, net of current maturities	255,219	252,313

Deferred income taxes	112,728	114,679

Other long-term liabilities	3,260	3,186

Claims and insurance accruals, long-term	39,343	40,125

Minority interest	3,529	3,579

Stockholders’ Equity:

Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	-	-
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 15,964,694 and 15,958,837 shares issued at March 31, 2007 and December 31, 2006, respectively	160	160
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at March 31, 2007 and December 31, 2006	30	30
Additional paid-in capital	162,328	162,001
Retained earnings	127,575	130,373
Treasury Stock, Class A, at cost (3,883,075 and 3,683,075 shares at March 31, 2007 and December 31, 2006, respectively)	(43,766)	(40,048)
Notes receivable from stockholders	(17)	(17)
Total stockholders’ equity	246,310	252,499

Total Liabilities and Stockholders’ Equity	$903,189	$903,367

(See Accompanying Notes to Condensed Consolidated Financial Statements )

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$(2,629)	$734
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of affiliated companies	(124)	217
Deferred income tax provision (benefit)	(1,188)	285
Provision for losses on receivables	72	339
Depreciation and amortization	19,505	12,830
Stock-based compensation expense	246	27
Tax benefit realized from stock option plans	(18)	-
Loss (gain) on sale of equipment	24	(955)
Minority interest expense	(50)	139
Changes in operating assets and liabilities, net of acquisitions:
Receivables	6,887	27,414
Prepaid insurance and licenses	4,958	3,572
Operating and installation supplies	(544)	(172)
Other assets	(3,088)	(455)
Accounts payable and other accrued liabilities	4,222	(4,184)
Accrued wages and benefits	(159)	620
Net cash provided by operating activities	28,114	40,411
Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(36,017)	(49,020)
Proceeds from sales of property and equipment	17,159	18,416
Acquisition of businesses, net of cash acquired	(5,655)	(6,806)
Net cash used in investing activities	(24,513)	(37,410)
Cash Flows from Financing Activities:
Net borrowings under lines of credit	2,850	-
Net borrowings under securitization facility	5,000	36,000
Borrowings under long-term debt	22,532	945
Payments of long-term debt	(13,147)	(20,143)
Additions to deferred financing costs	-	(410)
Book overdraft	(14,655)	(11,789)
Purchase of Class A Common Stock	(3,718)	(1,601)
Proceeds from exercise of stock options	60	317
Tax benefit from stock options	18	-
Proceeds from issuance of common stock, net	-	92
Net cash (used in) provided by financing activities	(1,060)	3,411
Net Change in Cash and Cash Equivalents	$2,541	$6,412
Cash and Cash Equivalents, beginning of period	$913	$9,488
Cash and Cash Equivalents, end of period	$3,454	$15,900
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$5,232	$1,701
Cash (refunded) paid during the period for income taxes, net	$(3,044)	$6,669

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

1. Condensed Consolidated Financial Statements

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

Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

These interim consolidated financial statements should be read in conjunction with the Company’s latest annual consolidated financial statements (which are included in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2007).

2. Organization and Operations

U.S. Xpress Enterprises, Inc. (the “Company”) provides transportation services through two business segments: (i) U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), comprise our truckload segment, (“Truckload”); and (ii) Xpress Global Systems, Inc. (“Xpress Global Systems”). U.S. Xpress, Arnold, and Total are truckload carriers serving the continental United States and parts of Canada and Mexico. Xpress Global Systems provides transportation, warehousing, and distribution services primarily to the floorcovering industry.

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

3. Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended March 31,
	2007	2006
Net Income (Loss)	$(2,629)	$734
Denominator:
Weighted average common shares outstanding	15,276	15,325
Equivalent shares issuable upon exercise of stock options and vesting of restricted stock	-	186
Diluted shares	15,276	15,511
Earnings (Loss) Per Share:
Basic	$(0.17)	$0.05
Diluted	$(0.17)	$0.05

4. Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $91,036 outstanding at March 31, 2007. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company currently has commitments outstanding to acquire revenue and communications equipment and development of terminals for approximately $104,311 in 2007 and $400 in 2008. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

5. Business Acquisitions

In January of 2007, the Company acquired certain assets of a truckload carrier for a purchase price of $5.6 million in cash. The assets acquired of approximately $4.8 million related primarily to revenue equipment and other assets. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The purchase price allocation is preliminary as the Company is still reviewing the valuations of certain assets.

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

The above acquisitions are accounted for under the rules of SFAS 141. The Company’s investment to date in ATS and the Total companies totals $21.1 million. The allocation of the purchase cost consisted of $181.5 million in assets, of which $119.9 million is property and equipment, and $182.9 million in liabilities, of which $118.5 million is current and long-term debt. $22.4 million of this investment has been allocated to goodwill. $1.1 million of cash was acquired as of the date of the increased investment.

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

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the quarters ended March 31, 2007 and 2006 had the acquisitions of ATS and the Total Companies taken place as of January 1, 2006.

	Three Months Ended March 31,
	2007	2006
Revenue, net of fuel surcharge	$316,552	$321,359
Net income (loss)	(2,629)	807
Earnings (loss) per share - Basic	(0.17)	0.05
Earnings (loss) per share - Diluted	(0.17)	0.05

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

	Truckload	Xpress Global Systems	Consolidated
Three Months Ended March 31, 2007
Revenue - external customers	$338,317	$22,556	$360,873
Intersegment revenue	1,195	-	1,195
Operating income (loss)	(1,238)	1,540	302
Total assets	882,260	20,929	903,189
Three Months Ended March 31, 2006
Revenue - external customers	$277,277	$22,433	$299,710
Intersegment revenue	1,275	-	1,275
Operating income	4,388	369	4,757
Total assets	778,988	23,358	802,346

The difference in consolidated operating income, as shown above, and consolidated income before income taxes on the consolidated statements of operations for the three months ended March 31, 2007 and 2006, respectively, consists of net interest expense of $5,481 and $3,098, equity in (income) loss of affiliated companies of $(124) and $217 and minority interest of $(50) and $139, respectively.

7. Long-Term Debt

Long-term debt at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31, 2007	December 31, 2006
Obligation under line of credit with a group of banks, maturing March 2011	$4,550	$1,700
Revenue equipment installment notes with finance companies, weighted average interest rate of 6.01% and 5.99% at March 31, 2007 and December 31, 2006, respectively, due in monthly installments with final maturities at various dates through August 2013, secured by related revenue equipment with a net book value of $277.9 million at March 31, 2007 and $265.8 million at December 31, 2006	273,996	263,953
Mortgage note payable, interest rate of 6.73% at March 31, 2007 and December 31, 2006, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate with a net book value of $12.8 million at March 31, 2007 and $12.9 million at December 31, 2006	7,696	7,782
Mortgage note payable, interest rate of 6.26% at March 31, 2007 and December 31, 2006, due in monthly installments through December 2030, secured by real estate with a net book value of $15.8 million at March 31, 2007 and $15.9 million at December 31, 2006	16,633	16,709
Mortgage note payable, interest rate of 6.98% at March 31, 2007, maturing August, 2031, secured by real estate with a net book value of $13.6 million at March 31, 2007 and $13.7 million at December 31, 2006	10,376	10,416
Mortgage notes payable, interest rate ranging from 5.0% to 7.25% maturing at various dates through January 2009, secured by real estate with a net book value of $2.9 million at March 31, 2007 and $2.4 million at December 31, 2006	1,157	1,204
Capital lease obligations maturing through September 2008	1,206	1,510
Other	155	260
	315,769	303,534
Less: current maturities of long-term debt	(60,550)	(51,221)
	$255,219	$252,313

The Company is party to a $130,000 senior secured revolving credit facility and letter of credit sub-facility with a group of banks with a maturity date in March 2011. The credit facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25%, or LIBOR plus an applicable margin of 0.88% to 2.00%, based on the Company's lease-adjusted leverage ratio.

At March 31, 2007, the applicable margin was 0.00% for base rate loans and 1.50% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.50% and 0.25%, respectively, at March 31, 2007). At March 31, 2007, $91,036 in letters of credit were outstanding under the credit facility with $34,414 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of March 31, 2007, the Company was in compliance with the credit facility covenants.

8. Accounts Receivable Securitization

The Company is party to a $140,000 accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells accounts receivable as part of a two-step securitization transaction that provides the Company with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables"), a bankruptcy-remote, special purpose entity, purchases accounts receivable from U.S. Xpress, Arnold, Total, and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility through Three Pillars Funding, LLC.

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 11, 2007. As of March 31, 2007, the Company’s borrowings under the Securitization Facility were $42,000, with $85,151 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of March 31, 2007, the Company was in compliance with the Securitization Facility covenants.

9. Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the unprofitable airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12,750 in cash. Following the transaction, Xpress Global Systems continues to provide transportation, warehousing, and distribution services to the floorcovering industry. In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business. The following table is a summary of components related to the sale and exit of the airport-to-airport business and the remaining amounts included in the Company’s consolidated balance sheet in other accrued liabilities and other long-term liabilities as of March 31, 2007.

	Severance	Future Lease Commitments	Other Related Exit Costs	Minimum Contractual Amounts	Total
May 31, 2005 Reserve	$400	$5,287	$962	$5,033	$11,682
2005 Reserve Additions	15	(15)	-	73	73
2005 Payments	(415)	(3,780)	(797)	(3,268)	(8,260)
December31, 2005 Reserve	-	1,492	165	1,838	3,495
2006 Reserve Additions	-	305 (1)	-	148	453
2006 Payments	-	(795)	(30)	(476)	(1,301)
December 31, 2006 Reserve	-	1,002	135	1,510	2,647
2007 Reserve Additions	-	23 (1)	-	36 (1)	59
2007 Payments	-	(148)	-	(1,177)	(1,325)
March 31, 2007 Reserve	$-	$877	$135	$369	$1,381

(1)	The component of the minimum contractual amounts liability and future lease commitments liability represents interest accretion.

10. Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). The impact upon adoption was to decrease retained earnings by approximately $169,000 and to increase our accruals for uncertain tax positions and related interest by a corresponding amount. After recognizing these impacts at adoption of FIN 48, the total unrecognized tax benefits were approximately $2.7 million. Of this amount, approximately $1.2 million would impact our effective tax rate if recognized. The difference results from federal and state tax items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required and the indirect deferred tax benefit associated with uncertain tax positions of $0.8 million and $0.7 million, respectively.

The Company regularly evaluates the legal organizational structure and filing requirements of our entities and adjusts tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances.

The Company files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2003. The Company has minimal ongoing audit activity.

The Company recognizes interest related to unrecognized tax benefits in the provision for income taxes. The Company had approximately $540,000 accrued for the payment of interest as of the date of adoption.

11. Related Party Transaction

The two principal stockholders of the Company own 100% of the outstanding stock of Innovative Processing Solutions LLC, which owns 30% of the outstanding stock of a provider of onboard computers for the trucking industry. During the three months ended March 31, 2007, the Company paid this provider $2.7 million primarily for communications hardware. This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.

12. Recent Accounting Pronouncements

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
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”).  SFAS 159 permits entities to choose to measure certain financial assets and liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS 159 on our financial statements.

13. Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Item 1.A Risk Factors" in our Form 10-K for the year ended December 31, 2006, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Business Overview

We are the fifth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Associations, or ATA. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.5 billion in 2006 from $215.4 million in 1994, a compounded annual growth rate of 17.4%. Our growth has come through expansion of business with new and existing customers and complementary acquisitions. Our operating revenue increased 20.4% to $360.9 million in the first quarter of 2007 from $299.7 million in the first quarter of 2006. We experienced a net loss of $2.6 million, or $0.17 per diluted share, compared with net income of $0.7 million, or $0.05 per diluted share, in the prior-year period.

In 2006 and continuing into the first quarter of 2007, our Xpress Global Systems segment positively impacted the results of operations by continued improvement in pricing and yield management, operational efficiencies and reduced overhead expenditures, as well as the divestiture of our unprofitable airport-to-airport business during 2005.

Our Truckload Segment

Our truckload segment, U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), which comprised approximately 94% of our total operating revenue in the first quarter of 2007, includes the following six strategic business units, each of which is significant in its market:

● U.S. Xpress dedicated
Our approximately 1,400 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

● U.S. Xpress regional and solo over-the-road
Our approximately 3,350 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest, and West, in addition to providing nationwide coverage.

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

● Arnold
Arnold is a dry van truckload carrier headquartered in Florida with approximately 1,550 trucks, and offers regional, dedicated, and medium length-of-haul service primarily in the Northeast, Southeast, and Southwest United States.

● Total
Total is a dry van truckload carrier headquartered in Mississippi with approximately 600 trucks, and offers regional, dedicated, and medium length-of-haul services primarily in the Eastern United States.

During the first quarter of 2007, our truckload segment experienced an operating loss of $1.2 million compared to operating income of $4.4 million in the same period in 2006. The primary reason for the decrease in earnings was a decline in asset utilization, evidenced by a 6.2% decline in average freight revenue per tractor per week. Lower freight demand and severe weather in February negatively impacted miles per tractor in our truckload business.

Our truckload segment primarily generates revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, increased to $1.60 during the first quarter of 2007 from $1.55 in the first quarter of 2006. Average revenue per tractor per week, before fuel surcharge revenue, decreased to $2,790 during the first quarter of 2007 from $2,968 in the first quarter of 2006 (excluding rail revenue).

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

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 6% of our total operating revenue in the first quarter of 2007, offers transportation, warehousing, and distribution services to the floorcovering industry. During the first quarter of 2007, our Xpress Global Systems segment experienced operating income of $1.5 million, compared to $0.4 million in the same period in 2006.

Xpress Global Systems primarily generates revenue by transporting less-than-truckload freight for our customers. Generally, we are paid a predetermined rate per square yard for carpet and per pound for all other commodities. The rates vary based on miles, type of service and type of freight we are hauling. We enhance our less-than-truckload revenue by charging for storage, warehousing and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our less-than-truckload revenue are the revenue per pound we receive from our customers, the average weight per shipment we haul and the number of shipments we generate. These factors relate, among other things, to the general level of economic activity in the United States, especially in the housing industry, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our less-than-truckload business are average revenue per pound (excluding fuel surcharge revenue), total tonnage and number of loads hauled per day.

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

Revenue and Expenses

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 99.9% in the first quarter of 2007, compared to 98.2% in the first quarter of 2006.

Revenue Equipment

At March 31, 2007, we had a truckload fleet of 7,722 tractors including 950 owner-operator tractors. We also operated 22,253 trailers in our truckload fleet and approximately 200 tractors dedicated to local and drayage services. At Xpress Global Systems, we operated 186 pickup and delivery tractors and 420 trailers.

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

	Total Operating Revenue Three Months Ended March 31,		Revenue before Fuel Surcharge Three Months Ended March 31,
	2007	2006	2007	2006
Operating Revenue	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	35.2	34.3	40.1	39.2
Fuel and fuel taxes	22.2	22.1	11.3	11.1
Vehicle rents	6.4	6.2	7.3	7.0
Depreciation and amortization, net of gain on sale	5.4	4.0	6.2	4.5
Purchased transportation	15.2	15.5	17.3	17.7
Operating expense and supplies	6.5	6.4	7.5	7.4
Insurance premiums and claims	4.1	4.4	4.7	5.1
Operating taxes and licenses	1.2	1.2	1.3	1.4
Communications and utilities	0.8	1.0	0.9	1.1
General and other operating	2.9	3.3	3.3	3.7
Total operating expenses	99.9	98.4	99.9	98.2

Income from Operations	0.1	1.6	0.1	1.8

Interest expense, net	1.5	1.1	1.7	1.2
Equity in (income) loss of affiliated companies	(0.0)	0.1	(0.0)	0.1
Minority interest	(0.0)	0.0	(0.0)	0.0
	1.5	1.2	1.7	1.3

Income (Loss) before income taxes	(1.4)	0.4	(1.6)	0.5

Income tax (benefit) provision	(0.7)	0.2	(0.8)	0.2

Net Income (Loss)	(0.7)%	0.2%	(0.8)%	0.3%

There are minor rounding differences in the above table.

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

Total operating revenue increased 20.4% to $360.9 million during the three months ended March 31, 2007 compared to $299.7 million during the same period in 2006. The increase resulted primarily from the inclusion of $86.7 million in revenue from Arnold and Total for three months ended March 31, 2007 compared to $33.0 million for the same period in 2006. The $53.7 million increase in revenue is the result of three months of Arnold and Total operating revenue included in the 2007 first quarter compared to one month in 2006 first quarter.

Revenue, before fuel surcharge, increased 20.6% to $316.6 million during the three months ended March 31, 2007 compared to $262.5 million during the same period in 2006. Truckload revenue, before fuel surcharge, increased 22.3% to $295.1 million during the three months ended March 31, 2007, compared to $241.3 million during the same period in 2006, due primarily to the addition of three months of Arnold and Total revenues in the amount of $76.5 million in the first quarter of 2007 compared to one month in the amount of $29.1 million in the first quarter of 2006. U.S. Xpress revenues increased 3.0% to $218.6 million during the three months ended March 31, 2007 compared to $212.2 million during the same period in 2006 as a result of an increase in seated trucks by approximately 375 partially offset by an approximate 25% decrease in rail volume compared to the first quarter of 2006. Xpress Global Systems’ revenue increased 0.5% to $22.6 million during the three months ended March 31, 2007, compared to $22.4 million during the same period in 2006. Intersegment revenue decreased to $1.2 million during the three months ended March 31, 2007, compared to $1.3 million during the same period in 2006.

Salaries, wages, and benefits increased 23.5% to $127.1 million during the three months ended March 31, 2007 compared to $102.9 million during the same period in 2006. The increase is primarily due to the increase of wages for Arnold and Total in the amount of $17.5 million for three months ended March 31, 2007 compared to one month ended March 31, 2006. U.S. Xpress salaries, wages, and benefits increased $6.7 million as a result of an increase in company driver miles by approximately 6.0 million and an approximate 5% increase in office employees. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits increased to 40.1% for the three months ended March 31, 2007, compared to 39.2% for the three months ended March 31, 2006.

Fuel and fuel taxes, net of fuel surcharge, increased 23.0% to $35.8 million during the three months ended March 31, 2007 compared to $29.1 million during the same period in 2006. The increase is due primarily to the increase of net fuel and fuel tax expense for Arnold and Total in the amount of $5.7 million for three months ended March 31, 2007 compared to one month ended March 31, 2006, and an approximate 6.0 million increase in U.S. Xpress company miles. As a percentage of revenue before fuel surcharge, fuel and fuel taxes, net of fuel surcharge, increased slightly to 11.3% during the three months ended March 31, 2007 compared to 11.1% during the same period in 2006.

Vehicle rents increased 25.0% to $23.0 million during the three months ended March 31, 2007 compared to $18.4 million during the same period in 2006. This increase is due primarily to the increase in the average number of tractors financed under operating leases by approximately 28%, increased interest rates, and higher prices of new revenue equipment compared to the same period in 2006. As a percentage of revenue, before fuel surcharge, vehicle rents increased slightly to 7.3% during the three months ended March 31, 2007 compared to 7.0% during the same period in 2006.

Depreciation and amortization increased 63.9% to $19.5 million during the three months ended March 31, 2007 compared to $11.9 million during the same period in 2006. Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization, excluding gains/losses, increased to $19.5 million during the three months ended March 31, 2007 compared to $12.8 million during the same period in 2006. This increase is primarily the result of an increase in the average number of tractors and trailers by approximately 90.2% and 34.5%, respectively, combined with higher prices of new revenue equipment compared to the same period in 2006. As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 6.2% during the three months ended March 31, 2007 compared to 4.5% during the same period in 2006, primarily due to lower revenue per tractor per week less effectively covering these costs, an increase in the percentage of our fleet consisting of purchased equipment, and higher prices of new equipment.

Purchased transportation increased 17.4% to $54.6 million during the three months ended March 31, 2007 compared to $46.5 million during the same period in 2006 primarily due to the increase of purchased transportation amounts for Arnold and Total in the amount of $10.4 million for three months ended March 31, 2007 compared to one month ended March 31, 2006. This increase is partially offset by decreased expenditures to the railroads due to an approximate 25% reduction in rail volumes. As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 17.3% in the 2007 period from 17.8% in the 2006 period.

Operating expense and supplies increased 22.3% to $23.6 million during the three months ended March 31, 2007 compared to $19.3 million during the same period in 2006. This is primarily the result of the increase of operating expense and supplies amounts for Arnold and Total in the amount of $3.5 million for three months ended March 31, 2007 compared to one month ended March 31, 2006. As a percentage of revenue, before fuel surcharge, operating expense and supplies increased slightly to 7.5% during the three months ended March 31, 2007 compared to 7.3% during the same period in 2006.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 12.8% to $15.0 million during the three months ended March 31, 2007 compared to $13.3 million during the same period in 2006. The increase is due primarily to the increase of insurance premium and claims expenses for Arnold and Total in the amount of $1.9 million for three months ended March 31, 2007 compared to one month ended March 31, 2006.  Excluding Arnold and Total amounts, insurance premiums and claims decreased 1.0% to $11.4 million compared to $11.5 million during the same period in 2006.  This decrease is due primarily to a reduction in physical damage and cargo claims expense partially offset by an increase in liability claims expense.  As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.7% during the three months ended March 31, 2007, compared to 5.1% during the same period in 2006. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to "Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels.  We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 16.2% to $4.3 million during the three months ended March 31, 2007 compared to $3.7 million during the same period in 2006. This is primarily the result of the increase for Arnold and Total in the amount of $0.8 million for three months ended March 31, 2007 compared to one month ended March 31, 2006. As a percentage of revenue, operating taxes and license decreased slightly to 1.3% during the three months ended March 31, 2007, compared to 1.4% during the same period in 2006.

General and other operating increased 6.1% to $10.5 million during the three months ended March 31, 2007 compared to $9.9 million during the same period in 2006. This is primarily the result of the increase of general and other operating amounts for Arnold and Total in the amount of $1.0 million for three months ended March 31, 2007 compared to one month ended March 31, 2006. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.3% during the three months ended March 31, 2007, compared to 3.7% during the same period in 2006.

Interest expense increased 77.4% to $5.5 million during the three months ended March 31, 2007 compared to $3.1 million during the same period in 2006. The increase is due primarily to the increase of interest expense for Arnold and Total in the amount of $1.6 million for three months ended March 31, 2007 compared to one month ended March 31, 2006, increased debt, and higher interest rates.

Minority interest of $(50) for the three months ended March 31, 2007 is representative of the 20.0% minority shareholders interest in the net loss of Arnold and Total.

The effective tax rate was 47.5% for the three months ended March 31, 2007. The rate was higher than the federal statuary rate of 35.0%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Liquidity and Capital Resources

Our business is expected to require significant capital investments over the short-term and long-term. Our primary sources of liquidity at March 31, 2007 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Our revolving credit facility has maximum available borrowings of $130.0 million and our accounts receivable securitization facility has maximum available borrowings, subject to eligible receivables, of $140.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt, and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months. Although changes in economic conditions, credit and leasing markets, and our financial condition and results of operations, over time may cause fluctuations in the terms and conditions and amounts of available financing, we believe that these same sources of liquidity will be available to us over a longer-term and we, therefore, do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $28.1 million and $40.4 million during the three months ended March 31, 2007 and 2006, respectively. The decrease in net cash provided by operating activities is primarily due to decreased earnings and a lower reduction in accounts receivable for the three months ended March 31, 2007, as compared to the same period in 2006.

Net cash used in investing activities was $24.5 million and $37.4 million during the three months ended March 31, 2007 and 2006 respectively. The decrease in cash used in investing activities is primarily the result of $11.8 million less in net additions to property and equipment.

Net cash used in financing activities was $1.1 million during the three months ended March 31, 2007, compared to $3.4 million provided by financing activities during the same period in 2006. The decrease in cash provided by financing activities is the result of net decreased borrowings and increased purchases of common stock for the three months ending March 31, 2007 as compared to the same period in 2006.

Debt

The Company is party to a $130,000 senior secured revolving credit facility and letter of credit sub-facility with a group of banks with a maturity date in March 2011. The credit facility is secured by revenue equipment and certain other assets and bears interest at the base rate, as defined, plus an applicable margin of 0.00% to 0.25%, or LIBOR plus an applicable margin of 0.88% to 2.00%, based on the Company's lease-adjusted leverage ratio.

At March 31, 2007, the applicable margin was 0.00% for base rate loans and 1.50% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (1.50% and 0.25%, respectively, at March 31, 2007). At March 31, 2007, $91,036 in letters of credit were outstanding under the credit facility with $34,414 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of March 31, 2007, the Company was in compliance with the credit facility covenants.

The Company is party to a $140,000 accounts receivable securitization facility (the "Securitization Facility"). On a revolving basis, the Company sells accounts receivable as part of a two-step securitization transaction that provides the Company with funding similar to a revolving credit facility. To facilitate this transaction, Xpress Receivables, LLC ("Xpress Receivables"), a bankruptcy-remote, special purpose entity, purchases accounts receivable from U.S. Xpress, Arnold, Total, and Xpress Global Systems. Xpress Receivables funds these purchases with money borrowed under the Securitization Facility through Three Pillars Funding, LLC.

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 11, 2007. As of March 31, 2007, the Company’s borrowings under the Securitization Facility were $42,000, with $85,151 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of March 31, 2007, the Company was in compliance with the Securitization Facility covenants.

At March 31, 2007, we had $357.8 million of borrowings, of which $255.2 million was long-term, $60.6 million was current maturities, and $42.0 million consisted of borrowings under the Securitization Facility. We also had approximately $91.0 million in unused letters of credit. At March 31, 2007, we had an aggregate of approximately $119.6 million of available borrowing remaining under our revolving credit facility and the Securitization Facility.

Equity

In January 2007, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock. The stock could be repurchased on the open market or in privately negotiated transactions at any time until January 26, 2008. The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine. In the first quarter of 2007, we repurchased 200,000 shares for approximately $3.7 million.

Business Acquisitions

In January of 2007, the Company acquired certain assets of a truckload carrier for a purchase price of $5.6 million in cash. The assets acquired of approximately $4.8 million related primarily to revenue equipment and other assets. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill. The purchase price allocation is preliminary as the Company is still reviewing the valuations of certain assets.

Off-Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles, and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements, and the tax advantages of leasing versus owning. At March 31, 2007, a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from April 2007 to August 2013. Lease payments on office and terminal facilities, automobiles, and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $25.3 million for the three months ended March 31, 2007. The remaining lease obligations as of March 31, 2007 were $303.9 million, with $99.0 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $33.0 million at March 31, 2007. The residual value of a portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 6% of consolidated revenues for the three months ended March 31, 2007, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed, and ready to leave the dock. Estimated expenses are recorded simultaneously with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

Income Taxes

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets of $178 has been deemed necessary at March 31, 2007 and December 31, 2006. If the facts or financial results were to change, impacting the likelihood of the realization of the deferred tax assets, we would use our judgment to determine the amount of the valuation allowance required at that time for that period.

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

Depreciation

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of 4-5 years and 7-10 years for tractors and trailers, respectively, with estimated salvage values ranging from 25% - 50% of the capitalized cost. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a portion our equipment is covered by re-purchase or trade agreements between us and the equipment manufacturer.

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

We are exposed to variable interest rate risk principally from the Securitization Facility and our revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At March 31, 2007, we had borrowings totaling $357.8 million, comprising $55.9 million of variable rate borrowings and $301.9 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a material impact on our consolidated statements of operations.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), in the section entitled “Item 1A. Risk Factors,”describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. We do not believe there have been any material changes to the risks factors previously disclosed in our 2006 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2007 - January 31, 2007	-	$-	-	$15,000,000
February 1, 2007 - February 28, 2007	-	-	-	15,000,000
March 1, 2007 - March 31, 2007	200,000	18.59	200,000	11,282,399
Total	200,000	$18.59	200,000	$11,282,399

(1)  In January, 2007, our Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock on the open market or in privately negotiated transactions. This authorization has been approved by the lending group on the credit facility for the same amount. The stock may be repurchased at any time until January 26, 2008, unless further extended by our Board.

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

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: May 10, 2007	By:	/s/Ray M. Harlin
Ray M. Harlin
Chief Financial Officer