Form 10-Q
period 2007-06-30
US XPRESS ENTERPRISES INC
filed 2007-08-09
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes ☐                      No ☒

As of August 1, 2007, 12,130,098 shares of the registrant’s Class A common stock, par value $.01 per share, and 3,040,262 shares of the registrant’s Class B common stock, par value $.01 per share, were outstanding.

U.S. XPRESS ENTERPRISES, INC.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Revenue:
Revenue, before fuel surcharge	$344,286	$331,976	$660,838	$594,441
Fuel surcharge	56,061	57,486	100,382	94,730
Total operating revenue	400,347	389,462	761,220	689,171

Operating Expenses:
Salaries, wages and benefits	133,578	127,141	260,676	229,995
Fuel and fuel taxes	92,920	89,196	173,017	155,533
Vehicle rents	24,620	19,333	47,605	37,731
Depreciation and amortization, net of gain/loss on sale	19,441	15,794	38,971	27,668
Purchased transportation	60,397	61,304	115,020	107,813
Operating expenses and supplies	24,569	25,233	48,206	44,557
Insurance premiums and claims	15,971	16,285	30,922	29,553
Operating taxes and licenses	4,544	4,328	8,821	7,991
Communications and utilities	2,884	3,606	5,765	6,478
General and other operating expenses	10,905	11,312	21,397	21,164
Loss on sale and exit of business	-	400	-	400
Total operating expenses	389,829	373,932	750,400	668,883

Income from Operations	10,518	15,530	10,820	20,288

Interest expense, net	5,482	4,690	10,964	7,789
Equity in (income) loss of affiliated companies	(242)	341	(366)	559
Minority interest	61	365	10	503
	5,301	5,396	10,608	8,851

Income before income taxes	5,217	10,134	212	11,437

Income tax provision	2,482	4,410	106	4,978

Net Income	$2,735	$5,724	$106	$6,459

Earnings Per Share - basic	$0.18	$0.37	$0.01	$0.42
Weighted average shares - basic	15,155	15,321	15,215	15,323
Earnings Per Share - diluted	$0.18	$0.37	$0.01	$0.42
Weighted average shares – diluted	15,318	15,614	15,407	15,559

(See Accompanying Notes to Condensed Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	June 30, 2007	December 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$300	$913
Customer receivables, net of allowance	180,087	168,079
Other receivables	11,709	15,398
Prepaid insurance and licenses	13,943	25,777
Operating and installation supplies	7,658	7,767
Deferred income taxes	25,545	25,545
Other current assets	12,091	10,665
Total current assets	251,333	254,144

Property and Equipment, at cost:
Land and buildings	74,045	67,358
Revenue and service equipment	554,668	537,570
Furniture and equipment	36,180	35,441
Leasehold improvements	27,668	29,857
Computer software	41,437	39,584
	733,998	709,810
Less accumulated depreciation and amortization	(204,569)	(180,813)
Net property and equipment	529,429	528,997

Other Assets:
Goodwill, net	95,694	94,307
Other	27,099	25,919
Total other assets	122,793	120,226

Total Assets	$903,555	$903,367

(See Accompanying Notes to Condensed Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2007	December 31, 2006
	(Unaudited)
Current Liabilities:
Accounts payable	$66,101	$47,770
Book overdraft	2,039	19,368
Accrued wages and benefits	21,301	22,562
Claims and insurance accruals, current	51,307	49,928
Other accrued liabilities	8,434	9,137
Securitization facility	20,000	37,000
Current maturities of long-term debt	59,010	51,221
Total current liabilities	228,192	236,986

Long-term debt, net of current maturities	258,580	252,313

Deferred income taxes	122,512	114,679

Other long-term liabilities	2,720	3,186

Claims and insurance accruals, long-term	38,152	40,125

Minority interest	3,589	3,579

Stockholders’ Equity:

Preferred Stock, $.01 par value, 2,000,000 shares authorized, no shares issued	-	-
Common Stock Class A, $.01 par value, 30,000,000 shares authorized, 16,013,173 and 15,958,837 shares issued at June 30, 2007 and December 31, 2006, respectively	160	160
Common Stock Class B, $.01 par value, 7,500,000 shares authorized, 3,040,262 shares issued and outstanding at June 30, 2007 and December 31, 2006	30	30
Additional paid-in capital	163,074	162,001
Retained earnings	130,329	130,373
Treasury Stock, Class A, at cost (3,883,075 and 3,683,075 shares at June 30, 2007 and December 31, 2006, respectively)	(43,766)	(40,048)
Notes receivable from stockholders	(17)	(17)
Total stockholders’ equity	249,810	252,499

Total Liabilities and Stockholders’ Equity	$903,555	$903,367

(See Accompanying Notes to Condensed Consolidated Financial Statements)

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$106	$6,459
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in (income) loss of affiliated companies	(366)	559
Deferred income tax provision	106	2,489
Provision for losses on receivables	281	1,041
Depreciation and amortization	38,757	29,398
Stock-based compensation expense	787	301
Tax benefit realized from stock option plans	(18)	(159)
Loss (gain) on sale of equipment	214	(1,730)
Loss on sale and exit of business	-	400
Minority interest expense	10	503
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(9,896)	10,858
Prepaid insurance and licenses	11,833	8,410
Operating and installation supplies	232	168
Other assets	(2,444)	792
Accounts payable and other accrued liabilities	25,288	(4,963)
Accrued wages and benefits	(1,384)	983
Net cash provided by operating activities	63,506	55,509
Cash Flows from Investing Activities:
Payments for purchases of property and equipment	(67,573)	(102,105)
Proceeds from sales of property and equipment	33,577	34,353
Acquisition of businesses, net of cash acquired	(5,655)	(6,806)
Investment in affiliate company	(739)	-
Net cash used in investing activities	(40,390)	(74,558)
Cash Flows from Financing Activities:
Net borrowings under lines of credit	1,950	-
Net (payments) borrowings under securitization facility	(17,000)	22,000
Borrowings under long-term debt	42,896	32,720
Payments of long-term debt	(30,790)	(32,578)
Additions to deferred financing costs	-	(613)
Book overdraft	(17,329)	(7,804)
Purchase of Class A Common Stock	(3,718)	(1,601)
Proceeds from exercise of stock options	60	707
Tax benefit from stock options	18	159
Proceeds from issuance of common stock, net	184	179
Net cash (used in) provided by financing activities	(23,729)	13,169
Net Change in Cash and Cash Equivalents	(613)	(5,880)
Cash and Cash Equivalents, beginning of period	913	9,488
Cash and Cash Equivalents, end of period	$300	$3,608
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, net of capitalized interest	$10,692	$7,569
Cash (refunded) paid during the period for income taxes, net	$(11,391)	$9,208

U.S. XPRESS ENTERPRISES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(In thousands, except share and per share amounts)

1.  Condensed Consolidated Financial Statements

The interim consolidated financial statements contained herein reflect all adjustments that, in the opinion of management, are necessary for a fair statement of the financial condition and results of operations for the periods presented. They have been prepared by U.S. Xpress Enterprises, Inc. (the "Company"), in accordance with the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of items that are of a normal recurring nature.

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

Financial Accounting Standard 131, “Disclosures about Segments of an Enterprise and Related Information”, permits for the aggregation of separate operating segments into one reporting segment if they have similar economic characteristics and if the segments are similar in each of the following areas: a) the nature and products of the services, b) the nature of the production process, c) the type or class of customer for their products and services, d) the methods used to distribute their products or provide their services, and e) if applicable, the nature of the regulatory environment. The Company notes U.S. Xpress, Arnold, and Total have these similarities and are consolidated into one reporting segment “Truckload”, while Xpress Global Systems is reported separately.

3.  Earnings Per Share

The difference in basic and diluted weighted average shares is due to the assumed conversion of outstanding stock options and unvested restricted stock. The computation of basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income	$2,735	$5,724	$106	$6,459
Denominator:
Weighted average common shares outstanding (in thousands)	15,155	15,321	15,215	15,323
Equivalent shares issuable upon exercise of stock options and conversion of unvested restricted stock (in thousands)	163	293	192	236
Diluted shares (in thousands)	15,318	15,614	15,407	15,559
Earnings per share:
Basic	$0.18	$0.37	$0.01	$0.42
Diluted	$0.18	$0.37	$0.01	$0.42

During the second quarter of 2007, the Company issued 215,600 restricted shares vesting over the next five years.

4.  Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part upon the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.

The Company had letters of credit of $91,036 outstanding at June 30, 2007. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company currently has commitments outstanding to acquire revenue and communications equipment and development of terminals for approximately $84,439 over the next 12 months. These revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the periods ended June 30, 2007 and 2006 had the acquisitions of ATS and the Total Companies taken place as of January 1, 2006.

	Six Months Ended June 30,
	2007	2006
Revenue, net of fuel surcharge	$660,838	$642,936
Net income (loss)	106	6,531
Earnings (loss) per share - Basic	$0.01	$0.43
Earnings (loss) per share - Diluted	$0.01	$0.42

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

6.  Equity Investment

In June 2007, the Company indirectly acquired a 40% interest in C&C Trucking of Duncan (“C&C Trucking”) for $739.  Under the agreement, the Company can acquire the remaining 60% interest from 2008 to 2012.  We have accounted for C&C Trucking operating results using the equity method of accounting.

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

	Truckload	Xpress Global Systems	Consolidated
Three Months Ended June 30, 2007
Revenue - external customers	$374,500	$25,847	$400,347
Intersegment revenue	1,173	-	1,173
Operating income	8,526	1,992	10,518
Total assets	882,222	21,333	903,555
Three Months Ended June 30, 2006
Revenue - external customers	$363,855	$25,607	$389,462
Intersegment revenue	1,544	-	1,544
Operating income	13,836	1,694	15,530
Total assets	782,077	24,299	806,376
Six Months Ended June 30, 2007
Revenue - external customers	$712,817	$48,403	$761,220
Intersegment revenue	2,369	-	2,369
Operating income	7,289	3,531	10,820
Total assets	882,222	21,333	903,555
Six Months Ended June 30, 2006
Revenue - external customers	$641,131	$48,040	$689,171
Intersegment revenue	2,819	-	2,819
Operating income	18,225	2,063	20,288
Total assets	782,077	24,299	806,376

The difference in consolidated operating income, as shown above, and consolidated income before income taxes on the consolidated statements of operations for the three months ended June 30, 2007 and 2006, respectively, consists of net interest expense of $5,482 and $4,690, equity in (income) loss of affiliated companies of $(242) and $341 and minority interest of $61 and $365.

The difference in consolidated operating income, as shown above, and consolidated statement of operations for the six months ended June 30, 2007 and 2006, respectively, consists of net interest expense of $10,964 and $7,789, equity in (income) loss of affiliated companies of $(366) and $559, and minority interest of $10 and $503.

8.  Long-Term Debt

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30, 2007	December 31, 2006
Obligation under line of credit with a group of banks, maturing March 2011	$3,650	$1,700
Revenue equipment installment notes with finance companies, weighted average interest rate of 6.04% and 5.99% at June 30, 2007 and December 31, 2006, respectively, due in monthly installments with final maturities at various dates through August 2013, secured by related revenue equipment with a net book value of $275.3 million at June 30, 2007 and $265.8 million at December 31, 2006	277,436	263,953
Mortgage note payable, interest rate of 6.73% at June 30, 2007 and December 31, 2006, due in monthly installments through October 2010, with final payment of $6.3 million, secured by real estate with a net book value of $12.8 million at June 30, 2007 and $12.9 million at December 31, 2006	7,609	7,782
Mortgage note payable, interest rate of 6.26% at June 30, 2007 and December 31, 2006, due in monthly installments through December 2030, secured by real estate with a net book value of $15.7 million at June 30, 2007 and $15.9 million at December 31, 2006	16,556	16,709
Mortgage note payable, interest rate of 6.98% at June 30, 2007, maturing August, 2031, secured by real estate with a net book value of $13.5 million at June 30, 2007 and $13.7 million at December 31, 2006	10,336	10,416
Mortgage notes payable, interest rate ranging from 5.0% to 7.25% maturing at various dates through January 2009, secured by real estate with a net book value of $2.9 million at June 30, 2007 and $2.4 million at December 31, 2006	1,109	1,204
Capital lease obligations maturing through September 2008	838	1,510
Other	56	260
	317,590	303,534
Less: current maturities of long-term debt	(59,010)	(51,221)
	$258,580	$252,313

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

At June 30, 2007, the applicable margin was 0.25% for base rate loans and 2.00% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (2.00% and 0.35%, respectively, at June 30, 2007).  At June 30, 2007, $91,036 in letters of credit was outstanding under the credit facility with $34,601 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, it also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of June 30, 2007, the Company was in compliance with the credit facility covenants.

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

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 11, 2007. As of June 30, 2007, the Company’s borrowings under the Securitization Facility were $20,000, with $116,961 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of June 30, 2007, the Company was in compliance with the Securitization Facility covenants.

10.  Loss on Sale and Exit of Business

On May 31, 2005, Xpress Global Systems exited the unprofitable airport-to-airport business and conveyed its customer list and a non-compete agreement to a company in exchange for $12,750 in cash.  Following the transaction, Xpress Global Systems continues to provide transportation, warehousing, and distribution services to the floorcovering industry. In connection with the sale and exit of the airport-to-airport business, Xpress Global Systems incurred costs related to the shutdown of certain facilities, including employee severance, the write-off of certain intangible assets, and losses related to the disposal and liquidation of certain assets of the airport-to-airport business.  The following table is a summary of components related to the sale and exit of the airport-to-airport business and the remaining amounts included in the Company’s consolidated balance sheet in other accrued liabilities and other long-term liabilities as of June 30, 2007.

	Severance	Future Lease Commitments		Other Related Exit Costs	Minimum Contractual Amounts		Total
May 31, 2005 Reserve	$400	$5,287		$962	$5,033		$11,682
2005 Reserve Additions	15	(15	)(1)	-	73	(1)	73
2005 Payments	(415)	(3,780)		(797)	(3,268)		(8,260)
December31, 2005 Reserve	-	1,492		165	1,838		3,495
2006 Reserve Additions	-	305	(1)	-	148	(1)	453
2006 Payments	-	(795)		(30)	(476)		(1,301)
December 31, 2006 Reserve	-	1,002		135	1,510		2,647
2007 Reserve Additions	-	39	(1)	-	50	(1)	89
2007 Payments	-	(245)		-	(1,177)		(1,422)
June 30, 2007 Reserve	$-	$796		$135	$383		$1,314

(1)	The component of the minimum contractual amounts liability and future lease commitments liability represents interest accretion and adjustments made to the existing provision.

11.  Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”).  The impact upon adoption was to decrease retained earnings by approximately $169 and to increase our accruals for uncertain tax positions and related interest by a corresponding amount. After recognizing these impacts at adoption of FIN 48, the total unrecognized tax benefits were approximately $2.7 million. Of this amount, approximately $1.2 million would impact our effective tax rate if recognized. The difference results from federal and state tax items that would impact goodwill and would not impact the effective rate if it were subsequently determined that such liability were not required and the indirect deferred tax benefit associated with uncertain tax positions of $0.8 million and $0.7 million, respectively.

The Company regularly evaluates the legal organizational structure and filing requirements of our entities and adjusts tax attributes to enhance planning opportunities. While we are evaluating certain transactions that could reduce the need for certain accruals during fiscal year 2007, those considerations are not yet sufficiently developed to allow further adjustment to existing balances.

The Company files income tax returns in the U.S. federal and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local income tax examinations for years before 2003. In July 2007, the Company was notified by the Internal Revenue Service that its fiscal 2005 and 2006 consolidated federal income tax returns would be audited.  Management believes that all loss exposures are properly accrued in the condensed consolidated balance sheets.

The Company recognizes interest related to unrecognized tax benefits in the provision for income taxes. The Company had approximately $540 accrued for the payment of interest as of the date of adoption.

12.  Related Party Transaction

The two principal stockholders of the Company own 100% of the outstanding stock of Innovative Processing Solutions LLC, which owns 30% of the outstanding stock of a provider of onboard computers for the trucking industry. During the six months ended June 30, 2007, the Company paid this provider $4.0 million primarily for communications hardware. This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.

13. Recent Accounting Pronouncements

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

14.  Reclassifications

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.   All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; and any statements of belief and any statement of assumptions underlying any of the foregoing. Such statements may be identified by their use of terms or phrases such as "expects," "estimates," "projects," "believes," "anticipates," "intends," and similar terms and phrases. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Readers should review and consider the factors discussed in "Item 1A. Risk Factors" in our Form 10-K for the year ended December 31, 2006, as supplemented in Part II below, along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission.

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

Business Overview

We are the fourth largest publicly traded truckload carrier in the United States, measured by revenue, according to Transport Topics, a publication of the American Trucking Associations, or ATA. Our primary business is offering a broad range of truckload services to customers throughout the United States and in portions of Canada and Mexico. We also offer transportation, warehousing, and distribution services to the floorcovering industry. Since becoming a public company, we have increased our operating revenue to $1.5 billion in 2006 from $215.4 million in 1994, a compounded annual growth rate of 17.4%. Our growth has come through expansion of business with new and existing customers and complementary acquisitions. Our operating revenue increased 2.8% to $400.3 million in the second quarter of 2007 from $389.5 million in the second quarter of 2006. We generated net income of $2.7 million, or $0.18 per diluted share, compared with net income of $5.7 million, or $0.37 per diluted share, in the prior-year period. For the first six months of 2007, the Company reported net income of $0.1 million, or $0.01 per diluted share, compared with net income of $6.5 million, or $0.42 per diluted share, for the prior year period.

In 2006 and continuing into the second quarter of 2007, our Xpress Global Systems segment positively impacted the results of operations by continued improvement in pricing and yield management, operational efficiencies and reduced overhead expenditures. The divestiture of our unprofitable airport-to-airport business in 2005 also positively impacted our operating results.

Our Truckload Segment

Our truckload segment, U.S. Xpress, Inc. (“U.S. Xpress”), Arnold Transportation, Inc. (“Arnold”), and Total Transportation of Mississippi LLC (“Total”), which comprised approximately 94% of our total operating revenue in the second quarter of 2007, includes the following six strategic business units, each of which is significant in its market:

●U.S. Xpress dedicated
Our approximately 1,400 tractor dedicated unit offers our customers dedicated equipment, drivers, and on-site personnel to address customers’ needs for committed capacity and service levels, while affording us consistent equipment utilization during the contract term.

●U.S. Xpress regional and solo over-the-road
Our approximately 3,400 tractor regional and solo over-the-road unit offers our customers a high level of service in dense freight markets of the Southeast, Midwest, and West, in addition to providing nationwide coverage.

●U.S. Xpress expedited intermodal rail
Our railroad contracts for high-speed train service enable us to provide our customers incremental capacity and transit times comparable to solo-driver service in medium-to-long haul markets, while lowering our costs.

●U.S. Xpress expedited team
Our approximately 700 team driver unit offers our customers a service advantage over medium-to-long haul rail and solo-driver truck service at a much lower cost than airfreight, while affording us premium rates and improved utilization of equipment.

●Arnold
Arnold is a dry van truckload carrier headquartered in Florida with approximately 1,600 trucks, and offers regional, dedicated, and medium length-of-haul service primarily in the Northeast, Southeast, and Southwest United States.

●Total
Total is a dry van truckload carrier headquartered in Mississippi with approximately 600 trucks, and offers regional, dedicated, and medium length-of-haul services primarily in the Eastern United States.

During the second quarter of 2007, our truckload segment experienced an operating income of $8.5 million compared to operating income of $13.8 million in the same period in 2006. The primary reason for the decrease in earnings was a decline in asset utilization, evidenced by a 4.0% decline in average freight revenue per tractor per week.  Lower freight demand and a difficult pricing environment negatively impacted our truckload business.

Our truckload segment primarily generates revenue by transporting freight for our customers. Generally, we are paid a predetermined rate per mile for our truckload services. We enhance our truckload revenue by charging for tractor and trailer detention, loading and unloading activities, and other specialized services, as well as through the collection of fuel surcharges to mitigate the impact of increases in the cost of fuel. The main factors that affect our truckload revenue are the revenue per mile we receive from our customers, the percentage of miles for which we are compensated, and the number of shipments and miles we generate. These factors relate, among other things, to the general level of economic activity in the United States, inventory levels, specific customer demand, the level of capacity in the trucking industry, and driver availability. Our primary measures of revenue generation for our truckload business are average revenue per loaded mile and average revenue per tractor per week, in each case excluding fuel surcharge revenue. Average revenue per loaded mile, before fuel surcharge revenue, decreased slightly to $1.612 during the second quarter of 2007 from $1.616 in the second quarter of 2006. Average revenue per tractor per week, before fuel surcharge revenue, decreased to $2,996 during the second quarter of 2007 from $3,121 in the second quarter of 2006 (excluding rail revenue).

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

Our Xpress Global Systems Segment

Our Xpress Global Systems segment, which comprised approximately 6% of our total operating revenue in the second quarter of 2007, offers transportation, warehousing, and distribution services to the floorcovering industry. During the second quarter of 2007, our Xpress Global Systems segment experienced operating income of $2.0 million, compared to $1.7 million in the same period in 2006.

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

Revenue and Expenses

The primary measure we use to evaluate our profitability is operating ratio (operating expenses, net of fuel surcharge, as a percentage of revenue, before fuel surcharge). Our operating ratio was 97.0% in the second quarter of 2007, compared to 95.3% in the second quarter of 2006.

Revenue Equipment

At June 30, 2007, we had a truckload fleet of 7,698 tractors including 1,016 owner-operator tractors.  We also operated 22,289 trailers in our truckload fleet and approximately 200 tractors dedicated to local and drayage services.  At Xpress Global Systems, we operated 188 pickup and delivery tractors and 429 trailers.

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

	(Total operating revenue) Three Months Ended June 30,		(Revenue, before fuel surcharge) Three Months Ended June 30,		(Total operating revenue) Six Months Ended June 30,		(Revenue, before fuel surcharge) Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Operating Revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Operating Expenses:
Salaries, wages and benefits	33.4	32.6	38.8	38.3	34.2	33.4	39.5	38.7
Fuel and fuel taxes	23.2	22.9	10.7	9.5	22.7	22.6	11.0	10.2
Vehicle rents	6.2	5.0	7.2	5.8	6.3	5.5	7.2	6.4
Depreciation and amortization, net of gain on sale	4.9	4.1	5.7	4.8	5.1	4.0	5.9	4.7
Purchased transportation	15.1	15.8	17.6	18.6	15.1	15.7	17.4	18.2
Operating expense and supplies	6.1	6.4	7.1	7.5	6.3	6.4	7.3	7.4
Insurance premiums and claims	4.0	4.2	4.6	4.9	4.1	4.3	4.7	5.0
Operating taxes and licenses	1.1	1.1	1.3	1.3	1.2	1.2	1.3	1.3
Communications and utilities	0.7	0.9	0.8	1.1	0.8	0.9	0.9	1.1
General and other operating	2.7	2.9	3.2	3.4	2.8	3.0	3.2	3.5
Loss on sale and exit of business	0.0	0.1	0.0	0.1	0.0	0.1	0.0	0.1
Total operating expenses	97.4	96.0	97.0	95.3	98.6	97.1	98.4	96.6

Income from Operations	2.6	4.0	3.0	4.7	1.4	2.9	1.6	3.4

Interest expense, net	1.4	1.2	1.6	1.4	1.4	1.1	1.7	1.3
Equity in (income) loss of affiliated companies	(0.1)	0.1	(0.1)	0.1	0.0	0.1	(0.1)	0.1
Minority interest	0.0	0.1	0.0	0.1	0.0	0.1	0.0	0.1
	1.3	1.4	1.5	1.6	1.4	1.3	1.6	1.5

Income before income taxes	1.3	2.6	1.5	3.1	0.0	1.6	0.0	1.9

Income tax provision	0.6	1.1	0.7	1.3	0.0	0.7	0.0	0.8

Net Income	0.7%	1.5%	0.8%	1.8%	0.0%	0.9%	0.0%	1.1%

There are minor rounding differences in the above table.

Comparison of the Three Months ended June 30, 2007 to the Three Months Ended June 30, 2006

Total operating revenue increased 2.8% to $400.3 million during the three months ended June 30, 2007 compared to $389.5 million during the same period in 2006.  The increase resulted primarily from an increase in average number of seated trucks to 7,676 in the second quarter of 2007 compared to 6,943 in the second quarter of 2006 offset by 4.0% reduction in revenue per tractor and decreased rail volumes.

Revenue, before fuel surcharge, increased 3.7% to $344.3 million during the three months ended June 30, 2007 compared to $332.0 million during the same period in 2006.  Truckload revenue, before fuel surcharge, increased 3.8% to $319.6 million during the three months ended June 30, 2007, compared to $307.9 million during the same period in 2006 as a result of an increase in average seated trucks to 7,676 in the second quarter of 2007 compared to 6,943 in the second quarter of 2006 partially offset by 4.0% reduction in revenue per tractor and decreased rail volumes. Xpress Global Systems’ revenue increased 0.8% to $25.8 million during the three months ended June 30, 2007, compared to $25.6 million during the same period in 2006.  Intersegment revenue decreased to $1.2 million during the three months ended June 30, 2007, compared to $1.5 million during the same period in 2006.

Salaries, wages and benefits increased 5.1% to $133.6 million during the three months ended June 30, 2007 compared to $127.1 million during the same period in 2006.  The increase was primarily due to an increase of 7.6% in U.S. Xpress driver wages due to a 6.5% increase in U.S. Xpress company miles and a decrease in expedited rail volume partially offset by a decrease in local driver wages due to a reduction in tractors dedicated to local and drayage services.  Tractors dedicated to local and drayage services will fluctuate consistent with rail volumes.  As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits increased to 38.8% for the three months ended June 30, 2007, compared to 38.3% during the same period in 2006.

Fuel and fuel taxes, net of fuel surcharge, increased 16.4% to $36.9 million during the three months ended June 30, 2007 compared to $31.7 million during the same period in 2006.  Such increase is mainly due to a 6.5% increase in U.S. Xpress company miles combined with decreased expedited rail volumes during the second quarter of 2007 compared to the same period in 2006. Fuel surcharges paid to the railroad are reflected in purchased transportation. As a percentage of revenue, before fuel surcharge, fuel and fuel taxes increased to 10.7% for the three months ended June 30, 2007, compared to 9.5% during the same period in 2006.

Vehicle rents increased 27.5% to $24.6 million during the three months ended June 30, 2007 compared to $19.3 million during the same period in 2006. This increase is due primarily to the increase in the average number of tractors financed under operating leases to 4,160 during the second quarter of 2007 compared to 3,200 for the same period in 2006.  As a percentage of revenue, before fuel surcharge, vehicle rents increased to 7.2% for the three months ended June 30, 2007, compared to 5.8% during the same period in 2006.

Depreciation and amortization increased 22.8% to $19.4 million during the three months ended June 30, 2007 compared to $15.8 million during the same period in 2006.  Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes. Depreciation and amortization excluding gain/losses, increased to $19.2 million during the three months ended June 30, 2007 compared to $16.6 million during the same period in 2006.  This increase is due in part to increased equipment costs, an increase in owned tractors, and the amortization of communication equipment.  As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 5.7% for the three months ended June 30, 2007, compared to 4.8% during the same period in 2006, primarily due to lower revenue per tractor per week less effectively covering these costs.

Purchased transportation decreased 1.5% to $60.4 million during the three months ended June 30, 2007 compared to $61.3 million during the same period in 2006.  This decrease is primarily due to a decrease of approximately 22% in rail volumes compared to the same period in 2006.  As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 17.6% in the 2007 period from 18.6% in the 2006 period.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, decreased 1.8% to $16.0 million during the three months ended June 30, 2007 compared to $16.3 million during the same period in 2006.  This decrease is due primarily to a reduction in liability claims expense partially offset by an increase in physical damage claims.  As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.6% during the three months ended June 30, 2007, compared to 4.9% during the same period in 2006. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to "Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels.  We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 4.7% to $4.5 million during the three months ended June 30, 2007 compared to $4.3 million during the same period in 2006.  This increase is primarily the result of increased number of company tractors. As a percentage of revenue, before fuel surcharge, operating taxes and licenses remained essentially constant at 1.3% for both periods.

Communications and utilities decreased 19.4% to $2.9 during the three months ended June 30, 2007 compared to $3.6 million during the same period in 2006. This decrease is primarily the result of replacing leased units with purchased units.  The associated expense with the purchased units is located in depreciation and amortization.  As a percentage of revenue, before fuel surcharge, communications and utilities decreased to 0.8% in the 2007 period from 1.1% in the 2006 period.

General and other operating decreased 3.5% to $10.9 million during the three months ended June 30, 2007 compared to $11.3 million during the same period in 2006. This decrease is attributed to a small reduction in several areas. As a percentage of revenue, before fuel surcharge, general and other operating decreased slightly to 3.2% in the 2007 period from 3.4% in the 2006 period.

Interest expense increased 17.0% to $5.5 million during the three months ended June 30, 2007 compared to $4.7 million during the same period in 2006.  This increase is a result of higher interest rates and increased debt.

Minority interest of $61 for the three months ended June 30, 2007 is representative of the 20% minority shareholders interest in the net income of Arnold and Total.

The effective tax rate was 47.5% for the three months ended June 30, 2007.  The rate was higher than the federal statutory rate of 35%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

Total operating revenue increased 10.4% to $761.2 million during the six months ended June 30, 2007 compared to $689.2 million during the same period in 2006. The increase resulted primarily from the inclusion of $180.6 million in revenue from Arnold and Total for six months ended June 30, 2007 compared to $124.2 million for the four months ended June 30, 2006 and an approximate 550 truck increase in the average number of seated trucks in the U.S. Xpress fleet partially offset by a 5.3% reduction in revenue per tractor and decreased rail volumes for the six months ended June 30, 2007 compared to the same period in 2006.

Revenue, before fuel surcharge, increased 11.2% to $660.8 million during the six months ended June 30, 2007 compared to $594.4 million during the same period in 2006. Truckload revenue, before fuel surcharge, increased 11.9% to $614.8 million during the six months ended June 30, 2007, compared to $549.2 million during the same period in 2006, due primarily to the addition of six months of Arnold and Total revenues in the amount of $157.4 million in the second quarter of 2007 compared to four months in the amount of $107.4 million in the second quarter of 2006. U.S. Xpress revenues increased 3.5% to $457.4 million during the six months ended June 30, 2007 compared to $441.8 million during the same period in 2006 as a result of an increase in average trucks by approximately 550 partially offset by a 5.3% reduction in revenue per tractor and a decrease in rail volume compared to the second quarter of 2006.  Xpress Global Systems’ revenue increased 0.8% to $48.4 million during the six months ended June 30, 2007, compared to $48.0 million during the same period in 2006.  Intersegment revenue decreased to $2.4 million during the six months ended June 30, 2007, compared to $2.8 million during the same period in 2006.

Salaries, wages, and benefits increased 13.3% to $260.7 million during the six months ended June 30, 2007 compared to $230.0 million during the same period in 2006. This increase is due in part to the addition of six months of Arnold and Total salaries, wages and benefits in the amount of $55.8 million compared to four months in the amount of $37.1 million and a 5.4% increase in U.S. Xpress company driver miles offset by an approximate 4.7% decrease in U.S. Xpress office employees. As a percentage of revenue, before fuel surcharge, salaries, wages, and benefits increased to 39.5% for the six months ended June 30, 2007, compared to 38.7% during the same period in 2006.

Fuel and fuel taxes, net of fuel surcharge, increased 19.4% to $72.6 million during the six months ended June 30, 2007 compared to $60.8 million during the same period in 2006. The increase is due primarily to the addition of Arnold and Total fuel and fuel taxes in the amount of $18.2 million for six months ended June 30, 2007 compared to $11.0 million for the four months ended June 30, 2006, a 5.4% increase in U.S. Xpress company miles, and decreased expedited rail volumes during the six months ended June 30, 2007 compared to the same period in 2006. Fuel surcharges paid to the railroad are reflected in purchased transportation. As a percentage of revenue before fuel surcharge, fuel and fuel taxes increased slightly to 11.0% during the six months ended June 30, 2007 compared to 10.2% during the same period in 2006.

Vehicle rents increased 26.3% to $47.6 million during the six months ended June 30, 2007 compared to $37.7 million during the same period in 2006.  This increase is due primarily to the addition of vehicle rents for Arnold and Total in the amount of $10.6 million for six months ended June 30, 2007 compared to $4.6 million for four months ended June 30, 2006 and an increase in the average number of tractors financed under operating leases to 4,130 compared to 3,247 during the same period in 2006.  As a percentage of revenue, before fuel surcharge, vehicle rents increased to 7.2% during the six months ended June 30, 2007 compared to 6.4% during the same period in 2006.

Depreciation and amortization increased 40.8% to $39.0 million during the six months ended June 30, 2007 compared to $27.7 million during the same period in 2006.  Gains/losses realized on the sale of revenue equipment are included in depreciation and amortization for reporting purposes.  Depreciation and amortization, excluding gains/losses, increased to $38.8 million during the six months ended June 30, 2007 compared to $29.4 million during the same period in 2006. This increase is due in part to increased equipment costs, an increase in owned tractors, and the amortization of communication equipment.  As a percentage of revenue, before fuel surcharge, depreciation and amortization increased to 5.9% during the six months ended June 30, 2007 compared to 4.7% during the same period in 2006, primarily due to lower revenue per tractor per week less effectively covering these costs, an increase in the percentage of our fleet consisting of purchased equipment, and higher prices of new equipment.

Purchased transportation increased 6.7% to $115.0 million during the six months ended June 30, 2007 compared to $107.8 million during the same period in 2006 primarily due to the increase of purchased transportation amounts for Arnold and Total in the amount of $11.3 million for six months ended June 30, 2007 compared to four months ended June 30, 2006. This increase is partially offset by decreased expenditures to the railroads due to a reduction in rail volumes. As a percentage of revenue, before fuel surcharge, purchased transportation decreased to 17.4% during the six months ended June 30, 2007 compared to 18.2% during the same period in 2006.

Operating expense and supplies increased 8.1% to $48.2 million during the six months ended June 30, 2007 compared to $44.6 million during the same period in 2006.  This is primarily the result of the increase of operating expense and supplies amounts for Arnold and Total in the amount of $3.5 million for six months ended June 30, 2007 compared to four months ended June 30, 2006. As a percentage of revenue, before fuel surcharge, operating expense and supplies decreased slightly to 7.3% during the six months ended June 30, 2007 compared to 7.4% during the same period in 2006.

Insurance premiums and claims, consisting primarily of premiums and deductible amounts for liability (personal injury and property damage), physical damage, and cargo damage insurance and claims, increased 4.4% to $30.9 million during the six months ended June 30, 2007 compared to $29.6 million during the same period in 2006. The increase is due primarily to the increase of insurance premium and claims expenses for Arnold and Total in the amount of $1.6 million for six months ended June 30, 2007 compared to four months ended June 30, 2006.  Excluding Arnold and Total amounts, insurance premiums and claims decreased 0.8% to $23.8 million compared to $24.0 million during the same period in 2006.  This decrease is due primarily to a reduction in liability claims expense partially offset by an increase in physical damage claims. As a percentage of revenue, before fuel surcharge, insurance and claims decreased to 4.7% during the six months ended June 30, 2007, compared to 5.0% during the same period in 2006. We are self-insured up to certain limits for cargo loss, physical damage, and liability. We have adopted an insurance program with higher deductible exposure to offset the industry-wide increase in insurance premium rates. Refer to "Critical Accounting Policies and Estimates—Claims Reserves and Estimates" below for our various retention levels.  We maintain insurance with licensed insurance companies above amounts for which we are self-insured for cargo and liability. We accrue for pending claims, plus any incurred but not reported claims. The accruals are estimated based on our evaluation of the type and severity of individual claims and future development based on historical trends. Insurance premiums and claims expense will fluctuate based on claims experience, premium rates, and self-insurance retention levels.

Operating taxes and licenses increased 10.0% to $8.8 million during the six months ended June 30, 2007 compared to $8.0 million during the same period in 2006.  This is primarily the result of the increase for Arnold and Total in the amount of $0.9 million for six months ended June 30, 2007 compared to four months ended June 30, 2006.  As a percentage of revenue, operating taxes and license remained essentially constant at 1.3% for both periods.

Communications and utilities decreased 10.8% to $5.8 during the six months ended June 30, 2007 compared to $6.5 million during the same period in 2006. This decrease is primarily the result of replacing leased units with purchased units.  The associated expense with the purchased units is located in depreciation and amortization. This decrease is partially offset by the increase of communications and utilities amounts for Arnold and Total in the amount of $0.6 million for six months ended June 30, 2007 compared to four months ended June 30, 2006. As a percentage of revenue, before fuel surcharge, communications and utilities decreased to 0.9% during the six months ended June 30, 2007 compared to 1.1% during the same period in 2006.

General and other operating increased 0.9% to $21.4 million during the six months ended June 30, 2007 compared to $21.2 million during the same period in 2006.  This is primarily the result of the increase of general and other operating amounts for Arnold and Total in the amount of $0.9 million for six months ended June 30, 2007 compared to four months ended June 30, 2006 partially offset by small reductions in several areas. As a percentage of revenue, before fuel surcharge, general and other operating decreased to 3.2% during the six months ended June 30, 2007, compared to 3.5% during the same period in 2006.

Interest expense increased 41.0% to $11.0 million during the six months ended June 30, 2007 compared to $7.8 million during the same period in 2006. The increase is due primarily to the increase of interest expense for Arnold and Total in the amount of $2.2 million for six months ended June 30, 2007 compared to four months ended June 30, 2006, increased debt, and higher interest rates.

Minority interest of $10 for the six months ended June 30, 2007 is representative of the 20% minority shareholders interest in the net loss of Arnold and Total.

The effective tax rate was 50.0% for the six months ended June 30, 2007. The rate was higher than the federal statutory rate of 35%, primarily as a result of per diems paid to drivers at U.S. Xpress and Total which are not fully deductible for federal income tax purposes.

Liquidity and Capital Resources

Our business is expected to require significant capital investments over the short-term and long-term. Our primary sources of liquidity at June 30, 2007 were funds provided by operations, borrowing under our revolving credit facility, proceeds of our accounts receivable securitization facility, and long-term equipment debt and operating leases of revenue equipment. Our revolving credit facility has maximum available borrowings of $130.0 million and our accounts receivable securitization facility has maximum available borrowings, subject to eligible receivables, of $140.0 million. We believe that funds provided by operations, borrowings under our revolving credit facility and securitization facility, equipment installment loans and long-term equipment debt, and operating lease financing will be sufficient to fund our cash needs and anticipated capital expenditures for the next twelve months. Although changes in economic conditions, credit and leasing markets, and our financial condition and results of operations, over time may cause fluctuations in the terms and conditions and amounts of available financing, we believe that these same sources of liquidity will be available to us over a longer-term and we, therefore, do not expect to experience significant liquidity constraints in the foreseeable future.

Cash Flows

Net cash provided by operating activities was $63.5 million and $55.5 million during the six months ended June 30, 2007 and 2006, respectively. The increase in net cash provided by operating activities is primarily due to increased depreciation and accounts payable partially offset by decreased earnings and an increase of accounts receivable for the six months ended June 30, 2007, as compared to the same period in 2006.

Net cash used in investing activities was $40.4 million and $74.6 million during the six months ended June 30, 2007 and 2006 respectively. The decrease in cash used in investing activities is primarily the result of $33.8 million less in revenue equipment purchases, due to the winding down of a large tractor purchase commitment in 2006 ahead of new engine requirements in 2007.

Net cash used in financing activities was $23.7 million during the six months ended June 30, 2007, compared to $13.2 million provided by financing activities during the same period in 2006.  The decrease in cash provided by financing activities is the result of net reduction of debt during the period due to fewer purchases of revenue equipment for the six months ended June 30, 2007 as compared to the same period in 2006.

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

At June 30, 2007, the applicable margin was 0.25% for base rate loans and 2.00% for LIBOR loans. The credit facility also prescribes additional fees for letter of credit transactions and a quarterly commitment fee on the unused portion of the loan commitment (2.00% and 0.35%, respectively, at June 30, 2007).  At June 30, 2007, $91,036 in letters of credit was outstanding under the credit facility with $34,601 available to borrow. The credit facility is secured by substantially all assets of the Company, other than real estate and assets securing other debt of the Company.

The credit facility requires, among other things, maintenance by the Company of prescribed minimum amounts of consolidated tangible net worth, fixed charge and asset coverage ratios, and a leverage ratio. Subject to certain defined exceptions, the credit facility also restricts the ability of the Company and its subsidiaries, without the approval of the lenders, to engage in sale-leaseback transactions, transactions with affiliates, investment transactions, acquisitions of the Company’s own capital stock or the payment of dividends on such stock, future asset dispositions (except in the ordinary course of business), or other business combination transactions, and to incur liens and future indebtedness. As of June 30, 2007, the Company was in compliance with the credit facility covenants.

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

The borrowings are secured by, and paid down through collections on, the accounts receivable. The Company can borrow up to $140,000 under the Securitization Facility, subject to eligible receivables, and pays interest on borrowings based on commercial paper interest rates, plus an applicable margin, and a commitment fee on the daily, unused portion of the Securitization Facility. The Securitization Facility is reflected as a current liability in the consolidated financial statements because its term, subject to annual renewals, expires October 11, 2007. As of June 30, 2007, the Company’s borrowings under the Securitization Facility were $20,000, with $116,961 available to borrow.

The Securitization Facility requires that certain performance ratios be maintained with respect to accounts receivable and that Xpress Receivables preserve its bankruptcy-remote nature. As of June 30, 2007, the Company was in compliance with the Securitization Facility covenants.

At June 30, 2007, we had $337.6 million of borrowings, of which $258.6 million was long-term, $59.0 million was current maturities, and $20.0 million consisted of borrowings under the Securitization Facility. We also had approximately $91.0 million in unused letters of credit. At June 30, 2007, we had an aggregate of approximately $151.6 million of available borrowing remaining under our revolving credit facility and the Securitization Facility.

Equity

In January 2007, the Board of Directors authorized us to repurchase up to $15.0 million of our Class A common stock.  The stock could be repurchased on the open market or in privately negotiated transactions at any time until January 26, 2008.  The repurchased shares may be used for issuances under our incentive stock plan or for other general corporate purposes, as the Board may determine.  No shares were repurchased during the second quarter of 2007.

On June 22, 2007, Max Fuller and Pat Quinn, co-founders of the Company (“Co-Founders”), announced their intention to commence a tender offer through an entity controlled by the Co-Founders, pursuant to which the Co-Founders will offer to purchase for cash any and all of the outstanding shares of Class A common stock of the Company not presently owned by the Co-Founders and certain affiliated entities at an offer price of $20.00 per share.

The tender offer price represents a premium of 44% over the $13.88 per share average reported closing price of the Company’s Class A common stock for the 30 trading days ended on June 21, 2007, the last trading day before the announcement of the tender offer, and a 41% premium over the $14.23 per share reported closing price on June 21, 2007.  The announcement stated that the tender offer is expected to be conditioned on, among other things, there having been validly tendered and not withdrawn prior to the expiration date of the tender offer at least that number of shares of the Company’s common stock currently owned by the Co-Founders and certain affiliated entities, represent at least 90% of all the Company’s Class A and Class B common stock then outstanding, and (2) that represent at least a majority of the total number of shares of the Company’s Class A and Class B common stock outstanding on such date that are not held by Co-Founders, their affiliates, or the directors and executive officers of the Company.  The announcement further stated that, promptly following the completion of the tender offer, the Co-Founders expect to cause a "short form" merger in which they would acquire at $20.00 per share any Class A common stock of the Company that was not acquired in the tender offer.

The Co-Founders have advised our board of directors that they and certain of their affiliated entities do not intend to tender their shares in the offer, nor would they consider any offer to purchase their shares.  Currently, the Co-Founders and their affiliated entities together beneficially own approximately 28% of the outstanding Class A common stock of the Company, as well as 100% of the Company’s outstanding Class B common stock, for an aggregate of approximately 42% of the outstanding Class A and Class B common shares.  The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to two votes per share.  Accordingly, the shares owned by the Co-Founders and their affiliated entities represent over 50% of the voting power of all of the Company’s outstanding common stock.  Co-Founders founded the Company in 1985 and serve as Co-Chairmen of the Board.  Mr. Fuller is the Company’s Chief Executive Officer and Mr. Quinn is the Company’s President.

In response to this June 22, 2007 announcement, our board of directors appointed a special committee comprised solely of independent directors to evaluate the offer.  The special committee has engaged an independent legal adviser and an independent financial adviser to assist the special committee in its review.  The Co-Founders also informed us that parties have been proceeding diligently with the preparation of offer materials, definitive financing arrangements, and regulatory filings.

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

Equity Investment

In June 2007, the Company indirectly acquired a 40% interest in C&C Trucking of Duncan (“C&C Trucking”) for $739.  Under the agreement, the Company can acquire the remaining 60% interest from 2008 to 2012.  We have accounted for C&C Trucking operating results using the equity method of accounting.

Off-Balance Sheet Arrangements

We use non-cancelable operating leases as a source of financing for revenue and service equipment, office and terminal facilities, automobiles, and airplanes. In making the decision to finance through long-term debt or by entering into non-cancelable lease agreements, we consider interest rates, capital requirements, and the tax advantages of leasing versus owning. At June 30, 2007, a substantial portion of our off-balance sheet arrangements related to non-cancelable leases for revenue equipment and office and terminal facilities with termination dates ranging from July 2007 to March 2014. Lease payments on office and terminal facilities, automobiles, and airplanes are included in general and other operating expenses, lease payments on service equipment are included in operating expense and supplies, and lease payments on revenue equipment are included in vehicle rents in the consolidated statements of operations, respectively. Rental expense related to our off-balance sheet arrangements was $26.9 million for the three months ended June 30, 2007. The remaining lease obligations as of June 30, 2007 were $284.5 million, with $96.9 million due in the next twelve months.

Certain equipment leases provide for guarantees by us of a portion of the residual amount under certain circumstances at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $30.9 million at June 30, 2007. The residual value of a portion of the leased revenue equipment is covered by repurchase or trade agreements in principle between the equipment manufacturer and us. Management estimates the fair value of the guaranteed residual values for leased revenue equipment to be immaterial. Accordingly, we have no guaranteed liabilities accrued in the accompanying consolidated balance sheets.

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

Recognition of Revenue

We generally recognize revenue and direct costs when shipments are completed. Certain revenue of Xpress Global Systems, representing approximately 6% of consolidated revenues for the six months ended June 30, 2007, is recognized upon manifest, that is, the time when the trailer of the independent carrier is loaded, sealed, and ready to leave the dock. Estimated expenses are recorded simultaneously with the recognition of revenue. Had revenue been recognized using another method, such as completed shipment, the impact would have been insignificant to our consolidated financial statements.

Income Taxes

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be reversed. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry-forwards or state net operating loss carry-forwards, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable. A valuation allowance for deferred tax assets of $178 has been deemed necessary at June 30, 2007 and December 31, 2006. If the facts or financial results were to change, impacting the likelihood of the realization of the deferred tax assets, we would use our judgment to determine the amount of the valuation allowance required at that time for that period.

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

Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). As required by the provisions of SFAS 142, we test goodwill for impairment using a two-step process, based on the reporting unit fair value. The first step is a screen for potential impairment, while the second step measures impairment, if any. We completed the required impairment tests of goodwill and noted no impairment of goodwill in any years.

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

We are exposed to variable interest rate risk principally from the Securitization Facility and our revolving credit facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At June 30, 2007, we had borrowings totaling $337.6 million, comprising $31.6 million of variable rate borrowings and $306.0 million of fixed rate borrowings. Holding other variables constant (such as borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a material impact on our consolidated statements of operations.

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

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present.  Our Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 Form 10-K”), in the section entitled “Item 1A. Risk Factors,” describes some of the risks and uncertainties associated with our business.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.  In addition to the risk factors set forth on our Form 10-K, we believe that the following additional issues, uncertainties, and risks, should be considered in evaluating our business and growth outlook:

We operate in a highly regulated industry and changes in regulations could have a materially adverse effect on our business.

Our operations are regulated and licensed by various government agencies, including the Department of Transportation ("DOT").  The DOT, through the Federal Motor Carrier Safety Administration, or FMCSA, imposes safety and fitness regulations on us and our drivers. New rules that limit driver hours-of-service were adopted effective January 4, 2004, and then modified effective October 1, 2005 (the "2005 Rules").  On July 24, 2007, a federal appeals court vacated portions of the 2005 Rules.  Two of the key portions that were vacated include the expansion of the driving day from 10 hours to 11 hours, and the "34 hour restart" requirement that drivers must have a break of at least 34 consecutive hours during each week.  The court's decision does not go into effect until September 14, 2007, unless the court orders otherwise, and the FMCSA has until such date to request a hearing on the matter.  We understand that the FMCSA is currently analyzing the court's decision, and we are unable to predict whether the order will be appealed or the outcome of any such appeal.

If the court's decision becomes effective, it may have varying effects, in that reducing driving time to 10 hours daily may reduce productivity in some lanes, while eliminating the 34-hour restart may enhance productivity in certain instances.  On the whole, however, we would expect the court's decision to reduce productivity and cause some loss of efficiency as our drivers are retrained and some shipping lanes may need to be reconfigured.  Additionally, we are unable to predict the effect of any new rules that might be proposed, but any such proposed rules could increase costs in our industry or decrease productivity.

The number of shares repurchased and the effects of repurchasing the shares may have an adverse effect on debt, equity, and liquidity of the Company.

Our board of directors has authorized various stock repurchase plans over the years.  In January 2007, our board of directors authorized the Company to repurchase up to $15.0 million of Class A Shares on the open market or in privately negotiated transactions at any time until January 26, 2008, unless further extended by our Board (the "Plan").  During the first quarter ended March 31, 2007, the Company purchased 200,000 Class A Shares at an average price per share of $18.59.  While the Company did not repurchase any shares during the second quarter ended June 30, 2007, $11,282,399 worth of shares may yet be purchased under the Plan.  As any future repurchases would likely be funded from cash flow from operations and/or possible borrowings under the Company’s credit arrangement, such repurchasing of shares could reduce the amount of cash on hand or increase debt, and reduce the Company’s liquidity.

The current trading price for our Class A common stock is above the trading price prior to the Mountain Lake Acquisition Company (“MLAC“) announcement of the contemplated "going private" transaction and above the price at which the stock might otherwise trade.  There can be no assurance such transaction will close.

According to the announcement by Messrs. Quinn and Fuller on behalf of their company, MLAC, the offer, when and if made, is a “going-private” transaction in which MLAC would obtain 100% ownership of the Company by purchasing all unaffiliated shares for cash at $20.00 per share.  This price is substantially higher than the market price existing before the announcement of the proposed tender offer and above the price at which the stock might otherwise trade.  The announcement noted that the proposed tender offer is conditioned on, among other things, MLAC’s receipt of proceeds under its financing commitment from SunTrust Bank and SunTrust Capital Markets, Inc., there being validly tendered and not withdrawn a number of shares of Class A common stock constituting a majority of the outstanding shares of Class A common stock not currently owned by the co-founders or their related entities, and there being validly tendered and not withdrawn a number of shares of Class A common stock that, together with shares already owned by the co-founders and their related entities, equals ninety percent (90%) of the issued and outstanding shares of Class A common stock and Class B common stock combined.  In addition to several conditions to closing, the financial markets have recently experienced volatility, including tightened credit conditions, which could impact the timing and success of the proposed tender offer.  If the proposed tender offer is not completed because the aforementioned or other conditions are not satisfied, or the transaction otherwise fails to close, the trading price of our Class A common stock could decrease to a much lower level.

Any statements by the Company are based solely on repetition of information provided by MLAC in its public filings.  The Company has not diligenced MLAC and strongly recommends that the Company's stockholders read the following documents when filed:  (i) MLAC’s tender offer statement on Schedule TO and (ii) the Company's solicitation/recommendation statement on Schedule 14D-9 regarding the proposed tender offer when they become available because they will contain important information.  Stockholders may obtain a free copy of these materials, which will be filed with the Securities and Exchange Commission, at the Securities and Exchange Commission's web site at www.sec.gov<http://www.sec.gov/>.  Stockholders also may obtain, without charge, a copy of the Company's solicitation/recommendation statement, when available, by directing requests to Debbie Massengale at 423-510-3314.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2007 – April 30, 2007	-	$-	-	$11,282,399
May1, 2007 – May 31, 2007	-	-	-	11,282,399
June 1, 2007 – June 30, 2007	-	-	-	11,282,399
Total	-	$-	-	$11,282,399

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

Item 4.                        Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of U.S. Xpress Enterprises, Inc. was held on May 11, 2007. Proxies for the meeting were solicited by the Board of Directors pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to the Board’s proposals.

The stockholders voted on the following matters with the results indicated:

(1)              Election of Directors

The stockholders elected each of the five director nominees, as listed in the Definitive Proxy Statement filed with the Securities and Exchange Commission on April 11, 2007 (File No. 0-24806).

The voting tabulation on the election of directors was as follows:
	Votes FOR	Votes WITHHELD	ABSTENTIONS
Patrick E. Quinn	16,297,346	495,495	0
Max L. Fuller	16,368,714	424,127	0
James E. Hall	16,511,715	281,126	0
John W. Murrey, III	16,429,848	362,993	0
Robert J. Sudderth, Jr.	16,511,015	281,826	0

Item 5.	Other Information

Effective August 9, 2007, the Company approved entering into Indemnification Agreements with each of Max L. Fuller, Patrick E. Quinn, Robert J. Sudderth, James E. Hall, and John W. Murrey, III (individually, a "Director," collectively, the “Directors”).

The Indemnification Agreements provide, among other terms, that: (i) the Company shall indemnify and hold harmless the Director, to the fullest extent permitted by law, against any and all liabilities and assessments arising out of or related to any threatened, pending, or completed action, suit, proceeding, inquiry, or investigation, whether civil, criminal, administrative, or other (an “Action”), including, but not limited to, judgments, fines, penalties, and amounts paid in settlement (whether with or without court approval), and any interest, assessments, excise taxes, or other charges paid or payable in connection with or in respect of any of the foregoing (a “Liability”), incurred by the Director and arising out of his status as a director or member of a committee of the Company’s Board of Directors, or by reason of anything done or not done by the Director in such capacities; (ii) the Company shall also indemnify and hold harmless the Director, to the full extent permitted by law, against any and all attorneys' fees and other costs, expenses, and obligations, and any interest, assessments, excise taxes, or other charges paid or payable in connection with or in respect of any of the foregoing (an “Expense”) arising out of or relating to any Action; (iii) the Company shall not be liable under the Indemnification Agreements for payment of any Liability or Expense incurred by the Director if the Director has not met the standard of conduct for indemnification set forth in Section 78.7502 (or any statutes cross-referenced therein) of the Nevada Revised Statutes; (iv) if the Director is entitled under this Agreement to payment for some or a portion of any Liability or Expense relating to an Action, but not for the total amount thereof, the Company shall pay the Director for the portion thereof to which he is entitled; (v) subject to certain limitations, the Company will advance all Expenses incurred by the Director in connection with any Action; (vi) the indemnification provided by the Indemnification Agreements shall be in addition to any other right which the Director may have pursuant to any other agreement, any resolution of the Company’s Board of Directors, any resolution of the Company’s stockholders, any provision of the Company’s Restated Articles of Incorporation or Restated Bylaws, or any statute or rule of law providing for indemnification; and (vii) the Company will establish an escrow for the benefit of all of the Directors by depositing into escrow an amount in cash equal to $250,000.00 for the payment of sums payable by the Company under the Indemnification Agreements and to cover certain deductible amounts payable under the Company's policy of directors’ and officers’ liability insurance.  The indemnification provided under the Indemnification Agreements shall continue for any action taken while serving in an indemnified capacity even though the Director may have ceased to serve as a director.

Item 6.	Exhibits

(a)	Exhibits

(1)	3.1	Restated Articles of Incorporation of the Company.

(2)	3.2	Restated Bylaws of the Company.

(1)	4.1	Restated Articles of Incorporation of the Company filed as Exhibit 3.1 to this report and incorporated herein by reference

(2)	4.2	Restated Bylaws of the Company filed as Exhibit 3.2 to this report and incorporated herein by reference.

(1)	4.3	Agreement of Right of First Refusal with regard to Class B Shares of the Company dated May 11, 1994, by and between Max L. Fuller and Patrick E. Quinn.

(3)	10.1	Employment Agreement, dated June 20, 2007, by and between Arnold Transportation Services, Inc., a subsidiary of U.S. Xpress Enterprises, Inc., and Michael S. Walters.

#	31.1	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#	31.2	Certification pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

#	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-1 filed May 20, 1994 (File No. 33-79208).
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed November 9, 2004 (File No. 0-24806).
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed June 21, 2007 (File No. 0-24806).
#	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.
(Registrant)

Date: August 9, 2007	By:	/s/Ray M. Harlin
Ray M. Harlin
Chief Financial Officer