Form 10-Q
period 2018-06-30
US XPRESS ENTERPRISES INC
filed 2018-08-09
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:  001-38528

U.S. Xpress Enterprises, Inc.
(Exact name of registrant as specified in its charter)

Nevada	62-1378182
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

4080 Jenkins Road
Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

(423) 510-3000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 31, 2018).
Class A Common Stock, $0.01 par value: 32,807,957
Class B Common Stock, $0.01 par value: 15,486,560

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Balance Sheets
June 30, 2018 and December 31, 2017

	June 30,	December 31,
(in thousands, except share amounts)	2018	2017
Assets
Current assets
Cash and cash equivalents	$6,508	$9,232
Customer receivables, net of allowance of $69 and $122 at June 30, 2018 and December 31, 2017, respectively	206,558	186,407
Other receivables	22,240	21,637
Prepaid insurance and licenses	7,574	7,070
Operating supplies	9,432	8,787
Assets held for sale	9,720	3,417
Other current assets	15,892	12,170
Total current assets	277,924	248,720
Property and equipment, at cost	844,533	835,814
Less accumulated depreciation and amortization	(388,877)	(371,909)
Net property and equipment	455,656	463,905
Other assets
Goodwill	57,708	57,708
Intangible assets, net	29,827	30,742
Other	21,110	19,496
Total other assets	108,645	107,946
Total assets	$842,225	$820,571
Liabilities, Redeemable Restricted Units and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$74,944	$80,555
Book overdraft	-	3,537
Accrued wages and benefits	24,885	20,530
Claims and insurance accruals	46,839	47,641
Other accrued liabilities	5,420	13,901
Current maturities of long-term debt	110,062	132,332
Total current liabilities	262,150	298,496
Long-term debt, net of current maturities	282,209	480,472
Less unamortized discount and debt issuance costs	(1,508)	(7,266)
Net long-term debt	280,701	473,206
Deferred income taxes	14,787	15,630
Other long-term liabilities	12,901	14,350
Claims and insurance accruals, long-term	58,124	56,713
Commitments and contingencies (Notes 5 and 7)	-	-
Redeemable restricted units	-	3,281
Stockholders' Equity (Deficit)
Preferred stock, $.01 par value, 9,333,333 authorized, no shares issued	-	-
Common stock Class A, $.01 par value, 140,000,000 and 30,000,000 authorized at June 30, 2018 and December 31, 2017, respectively, 32,807,957 and 6,384,887 issued and outstanding at June 30, 2018 and December 31, 2017, respectively

	328	64
Common stock Class B, $.01 par value, 35,000,000 and 0 authorized at June 30, 2018 and December 31, 2017, respectively, 15,486,560 and 0 issued and outstanding at June 30, 2018 and December 31, 2017, respectively

	155	-
Additional paid-in capital	250,607	1
Accumulated deficit	(40,460)	(43,459)
Stockholders' equity (deficit)	210,630	(43,394)
Noncontrolling interest	2,932	2,289
Total stockholders' equity (deficit)	213,562	(41,105)
Total liabilities, redeemable restricted units and stockholders' equity (deficit)	$842,225	$820,571

See Notes to Unaudited Condensed Consolidated Financials Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Six Months Ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2018	2017	2018	2017
Operating revenue
Revenue, before fuel surcharge	$402,808	$338,463	$785,666	$670,305
Fuel surcharge	46,950	31,887	89,800	63,721
Total operating revenue	449,758	370,350	875,466	734,026
Operating expenses
Salaries, wages, and benefits	139,701	135,214	272,625	265,465
Fuel and fuel taxes	57,704	51,712	116,093	102,180
Vehicle rents	19,393	14,773	39,415	40,168
Depreciation and amortization, net of (gain) loss on sale of property	24,149	26,510	48,855	45,758
Purchased transportation	118,681	68,828	220,457	137,853
Operating expenses and supplies	29,073	33,167	58,864	64,539
Insurance premiums and claims	19,165	17,582	39,335	35,024
Operating taxes and licenses	3,509	3,097	6,910	6,464
Communications and utilities	2,425	1,953	4,891	3,921
General and other operating expenses	15,940	14,825	33,149	28,037
Total operating expenses	429,740	367,661	840,594	729,409
Operating income	20,018	2,689	34,872	4,617
Other expense (income)
Interest expense, net	12,298	12,906	24,956	23,424
Early extinguishment of debt	7,753	-	7,753	-
Equity in (income) loss of affiliated companies	(119)	657	177	1,000
Other, net	242	(216)	167	(808)
Total other expenses (income)	20,174	13,347	33,053	23,616
Income (loss) before income tax provision (benefit)	(156)	(10,658)	1,819	(18,999)
Income tax benefit	(1,191)	(2,261)	(598)	(6,195)
Net total and comprehensive income (loss)	1,035	(8,397)	2,417	(12,804)
Net total and comprehensive income attributable to noncontrolling interest	420	55	643	80
Net total and comprehensive income (loss) attributable to controlling interest	$615	$(8,452)	$1,774	$(12,884)

Income (loss) per share
Basic earnings (loss) per share	$0.04	$(1.32)	$0.17	$(2.02)
Basic weighted average shares outstanding	14,214	6,385	10,321	6,385
Diluted earnings (loss) per share	$0.04	$(1.32)	$0.17	$(2.02)
Diluted weighted average shares outstanding	14,456	6,385	10,443	6,385

See Notes to Unaudited Condensed Consolidated Financials Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2018 and 2017

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Operating activities
Net income (loss)	$2,417	$(12,804)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	7,753	-
Equity in loss of affiliated companies	177	1,000
Deferred income tax benefit	(959)	(7,077)
Provision for losses on receivables	36	-
Depreciation and amortization	46,792	44,976
Losses on sale of property and equipment	2,063	782
Share based compensation	629	259
Original issue discount and deferred financing amortization	1,387	1,456
Interest paid-in-kind	(7,516)	953
Purchase commitment interest (income) expense	171	(366)
Changes in operating assets and liabilities:
Receivables	(17,531)	(7,246)
Prepaid insurance and licenses	(504)	(284)
Operating supplies	(1,042)	(66)
Other assets	(3,777)	(1,361)
Accounts payable and other accrued liabilities	(15,353)	(12,934)
Accrued wages and benefits	4,356	(471)
Net cash provided by operating activities	19,099	6,817
Investing activities
Payments for purchases of property and equipment	(62,864)	(227,380)
Proceeds from sales of property and equipment	15,355	15,270
Acquisition of business	-	(2,219)
Other	(500)	(618)
Net cash used in investing activities	(48,009)	(214,947)
Financing activities
Borrowings under lines of credit	214,432	198,590
Payments under lines of credit	(243,765)	(158,204)
Borrowings under long-term debt	244,677	216,808
Payments of long-term debt	(427,341)	(55,051)
Payments of financing costs	(4,151)	(195)
Proceeds from IPO, net of issuance costs	247,098	-
Payments of long-term consideration for business acquisition	(1,010)	-
Repurchase of membership units	(217)	(340)
Book overdraft	(3,537)	7,432
Net cash provided by financing activities	26,186	209,040
Net change in cash and cash equivalents	(2,724)	910
Cash and cash equivalents
Beginning of year	9,232	3,278
End of year	$6,508	$4,188
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$37,529	$27,165
Cash paid during the year for income taxes	1,110	316
Supplemental disclosure of significant noncash investing and financing activities
Lease conversion	$-	$34,169
Capital lease extinguishments	997	92
Assumption of debt	-	5,377
Uncollected proceeds from asset sales	206	2,177
Costs related to our IPO accrued in accounts payable	617	-

See Notes to Unaudited Condensed Consolidated Financials Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Six Months Ended June 30, 2018

(in thousands, except share amounts)	Class A Stock	Class B Stock	Additional Paid In Capital	Accumulated Deficit	Non Controlling Interest	Total Stockholders' Equity (Deficit)	Redeemable Restricted Units

Balances at December 31, 2017	$64	$-	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	-	-	238	-	-	238	391
Adoption of ASC 606	-	-	-	1,459	-	1,459	-
Cancel 6,384,877 US Xpress Enterprises shares	(64)	-	-	64	-	-	-
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	-	(11)	(149)	-	-	-
Issuance of 15,486,560 shares of Class B Stock in Reorganization	-	155	(6)	(149)	-	-	-
Transfer from temporary equity to permanent equity	-	-	3,455	-	-	3,455	(3,455)
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	167	-	246,931	-	-	247,098	-
Vesting of 93,333 restricted units	1	-	(1)	-	-	-	-
Dividend of repurchased membership units	-	-	-	-	-	-	(217)
Net income	-	-	-	1,774	643	2,417	-
Balances at June 30, 2018	$328	$155	$250,607	$(40,460)	$2,932	$213,562	$-

See Notes to Unaudited Condensed Consolidated Financials Statements

U.S. Xpress Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2018

1.	Organization and Operations
U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we”, “us”, “our”, and similar expressions) provide transportation services throughout the United States and Mexico, with a focus in the densely populated and economically diverse eastern half of the United States. The Company offers its customers a broad portfolio of services using its own asset-based truckload fleet and third-party carriers through our non-asset-based truck brokerage network. The Company has two reportable segments, Truckload and Brokerage. Our Truckload segment offers asset-based truckload services, including over-the-road (“OTR”) trucking and dedicated contract services. Our Brokerage segment is principally engaged in non-asset-based freight brokerage services, where loads are contracted to third-party carriers.

U.S. Xpress Enterprises, Inc. completed its initial public offering in June 2018 (the “IPO” or the “offering”). Prior to the offering U.S. Xpress Enterprises, Inc. was wholly owned by New Mountain Lake Holdings, LLC (“New Mountain Lake”). New Mountain Lake was formed on October 12, 2007 solely for the purpose of taking U.S. Xpress Enterprises, Inc. private and holding 100% ownership of U.S. Xpress Enterprises, Inc. Immediately prior to the effectiveness of the offering, we completed a series of transactions (collectively, the “Reorganization”) pursuant to which New Mountain Lake merged with and into the Company, with the Company continuing as the surviving corporation.
In connection with the Reorganization, we adopted the Second Amended and Restated Certificate of Incorporation of the Company, and converted into and exchanged the issued and outstanding membership units of New Mountain Lake immediately prior to the Reorganization for the Company’s common stock. We provided for the issuance of 4.6666667 shares of Class A common stock for each Class B non-voting membership unit in New Mountain Lake and 4.6666667 shares of Class B common stock for each Class A voting membership unit in New Mountain Lake. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to five votes per share. In the offering, the Company sold 16,668,000 shares of Class A common stock at a price of $16 per share to the public and received net proceeds of $245.2 million, after deducting underwriting discounts and commissions and offering expenses.
Under our Articles of Incorporation, our authorized capital stock consists of 140,000,000 shares of Class A common stock, par value $0.01 per share, 35,000,000 shares of Class B common stock, par value $0.01 per share, and 9,333,333 shares of preferred stock, the rights and preferences of which may be designated by the Board of Directors.
2.	Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and such differences could be material.  In the opinion of management, the accompanying financial statements include all adjustments that are necessary for a fair statement of the results of the interim periods presented, such adjustments being of a normal recurring nature.

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017.

Recognition of Revenue

The Company generates revenues primarily from shipments executed by the Company’s Truckload and Brokerage operations. Those shipments are the Company’s performance obligations, arising under contracts we have entered into with customers. Under such contracts, revenue is recognized when obligations are satisfied, which occurs over time with the transit of shipments from origin to destination. This is appropriate as the customer simultaneously receives and consumes the benefits as the Company performs its obligation. Revenue is measured as the amount of consideration the Company expects to receive in exchange for providing services. The most significant judgment used in recognition of revenue is the determination of miles driven as the basis for determining the amount of revenue to be recognized for partially fulfilled obligations. Accessorial charges for fuel surcharge, loading and unloading, stop charges, and other immaterial charges are part of the consideration we receive for the single performance obligation of delivering shipments. Contracts entered into with our customers do not contain material financing components.

Certain incremental revenue-related costs associated with obtaining a contract are capitalized. The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $3.6 million with accumulated amortization of $1.4 million at June 30, 2018 and are included in other currents assets in our unaudited condensed consolidated balance sheets.

Through the Company’s Brokerage operations, the Company outsources the transportation of the loads to third-party carriers. The Company is a principal in these arrangements, and therefore records revenue associated with these contracts on a gross basis. The Company has the primary responsibility to meet the customer’s requirements.  The Company invoices and collects from its customers and also maintains discretion over pricing. Additionally, the Company is responsible for selection of third-party transportation providers to the extent used to satisfy customer freight requirements.

The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables on the unaudited condensed consolidated balance sheet. The Company receives the unconditional right to bill when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the unaudited condensed consolidated balance sheet were $4.0 million and $3.9 million at June 30, 2018 and December 31, 2017, respectively and are included in customer receivables in the condensed consolidated balance sheets. The amount of revenue to be recognized related to the Company’s remaining performance obligations was $3.7 million at June 30, 2018.

The following table presents the effect of the adoption of Accounting Standard Codification 606 “Revenue from Contracts with Customers” (ASC 606) on our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2018 (in thousands, except per share amounts):

	As Reported		Under ASC 605	As Reported		Under ASC 605
	for the Three	Adjustments	for the Three	for the Six	Adjustments	for the Six
	Months Ended	Due to	Months Ended	Months Ended	Due to	Months Ended
	June 30, 2018	ASC 606	June 30, 2018	June 30, 2018	ASC 606	June 30, 2018
Consolidated Statement of Comprehensive Income (Loss)
Operating revenues	$449,758	$14	$449,772	$875,466	$(151)	$875,315
Total operating expenses	429,740	1,019	430,759	840,594	1,541	842,135
Operating income	20,018	(1,005)	19,013	34,872	(1,692)	33,180
Income (loss) before income tax benefit	(156)	(1,005)	(1,161)	1,819	(1,692)	127
Income tax provision	(1,191)	(291)	(1,482)	(598)	(491)	(1,089)
Net income (loss)	1,035	(714)	321	2,417	(1,201)	1,216
Net income (loss) attributable to controlling interest	615	(714)	(99)	1,774	(1,201)	573
Basic earnings (loss) per share	0.04	(0.05)	(0.01)	0.17	(0.12)	0.06
Basic weighted average shares outstanding	14,214	14,214	14,214	10,321	10,321	10,321
Diluted earnings (loss) per share	0.04	(0.05)	(0.01)	0.17	(0.12)	0.05
Diluted weighted average shares outstanding	14,456	14,456	14,456	10,443	10,443	10,443

				Reported	Adjustments	Under ASC 605
				Balance at	Due to	Balance at
Consolidated Balance Sheet				June 30, 2018	ASC 606	June 30, 2018
Customer receivables, net of allowance of $69 at June 30, 2018				$206,558	$(4,003)	$202,555
Other current assets				15,892	(2,216)	13,676
Total current assets				277,924	(6,219)	271,705
Total assets				842,225	(6,219)	836,006
Accounts payable				74,944	(2,600)	72,344
Other accrued liabilities				5,420	(349)	5,071
Deferred income taxes				14,787	(609)	14,178
Accumulated deficit				(40,460)	(2,661)	(43,121)
Stockholders' equity (deficit)				210,630	(2,661)	207,969
Total stockholders' equity (deficit)				213,562	(2,661)	210,901
Total liabilities, redeemable restricted units and stockholders' equity (deficit)				842,225	(6,219)	836,006

Operating Cash Flows
Net income (loss)				2,417	(1,201)	1,216
Receivables				(17,531)	(151)	(17,682)
Other assets				(3,777)	(1,751)	(5,528)
Accounts payable and other accrued liabilities				(15,353)	210	(15,143)
Deferred income tax benefit				(959)	491	(468)

Recently Issued Accounting Standards
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which permits stranded tax effects resulting from the passing of the Tax Cuts and Jobs Act of 2017 (the “Act”) to be reclassified to retained earnings. The provisions of this update are effective for fiscal years and interim periods beginning after December 15, 2018, with early adoption permitted. The Company has evaluated the provisions of the pronouncement and does not expect the adoption of ASU 2018-02 will have a material impact on the consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update are effective for fiscal years beginning after December 15, 2019. The Company has evaluated the provisions of the pronouncement and does not expect the adoption of ASU 2018-02 will have a material impact on the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. While the Company is currently evaluating the provisions of the pronouncement and assessing the impact on the condensed consolidated financial statements, the Company expects the recognition of right-of-use assets and lease obligations will have a material impact to the consolidated balance sheet.

Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the SEC Staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Act was signed into law. The application of this guidance did not have a material impact on the condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The provisions of this update are effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018. The application of this guidance did not have a material impact on the condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09. The new standard introduces a five-step model to determine when and how revenue is recognized. The premise of the new model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Entities are allowed to transition to the new standard by either recasting prior periods or recognizing the cumulative effect. The Company adopted ASU 2014-09 effective January 1, 2018 by using the modified retrospective transition approach and recognizing the cumulative effect of the change in retained earnings. The primary impact of adopting ASC 606 is the earlier recognition of revenue for loads that are in route as of the balance sheet date. Prior to adopting ASC 606, the Company recognized revenue and direct costs when shipments were delivered. Under ASC 606, the Company is required to recognize revenue and related direct costs over time as the shipment is being delivered. ASC 606 also requires substantial new disclosures regarding the nature, amount, timing and uncertainty of recognized revenue, which are provided under the heading “Recognition of Revenue” above. The adoption of ASC 606 resulted in a cumulative positive adjustment to opening equity at December 31, 2017 of approximately $1.5 million.

3.	Income Taxes
The Company’s provision for income taxes for the six months ended June 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2018 and 2017 (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Income (loss) before Income Taxes	$(156)	$(10,658)	$1,819	$(18,999)
Income tax benefit	(1,191)	(2,261)	(598)	(6,195)
Effective tax rate	763.5%	21.2%	-32.9%	32.6%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2018 and 2017 and the US statutory rates of 21% and 35%, respectively, primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), and the effect of taxes on foreign earnings and certain discrete items. At June 30, 2018, the Company’s estimated annual effective tax rate also includes the impact of the new Global Intangible Low-Taxed Income (“GILTI”) tax, which is effective in 2018 as a result of the Act enacted on December 22, 2017. See further discussion below on our accounting policy associated with GILTI.

The Company recorded discrete tax items for the six months ended June 30, 2018 related to tax-deductible IPO costs and restricted stock unit costs in excess of book deductible costs totaling $(0.4) million and $(0.7) million, respectively. At June 30, 2018, our analysis is still incomplete for provisional amounts recorded for the Act at December 31, 2017 and as such, no adjustments have been recorded in this period. The provisional amounts recorded at December 31, 2017 that continue to be evaluated include the estimation of the transition tax, state tax conformity issues of federal law changes, and changes in estimates from revaluing deferred tax liabilities that can result from filing the 2017 U.S. income tax return.
Global Intangible Low-Taxed Income:
The Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At June 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.
4.	Long-Term Debt
 Long-term debt at June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Term loan agreement, maturing May 2020, terminated June 2018, effective interest rate of 12.2%	$-	$193,177
Line of credit, maturing March 2020, terminated June 2018	-	29,333
Term loan agreement, interest rate of 4.3% at June 30, 2018, maturing June 2023	200,000	-
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.5% and 4.7% at June 30, 2018 and December 31, 2017, due in monthly installments with final maturities at various dates through August 2022, secured by related revenue equipment with a net book value of $156.4 million and $315.7 million in June 2018 and December 2017	147,065	310,850
Note payable to limited liability company owned in part by certain officers of the Company, interest rate of 13.0% at December 31, 2017, maturing November 2020, terminated June 2018	-	25,516
Mortgage note payables, interest rates ranging from 5.25% to 6.99% at June 30, 2018 and December 31, 2017 due in monthly installments with final maturities as various dates through September 2031, secured by real estate with a net book value of $24.2 million and $24.7 million at June 2018 and December 2017	19,457	20,033
Capital lease obligations, maturing at various dates through April 2024	23,604	27,761
Other	2,145	6,134
	392,271	612,804
Less: Unamortized discount and debt issuance costs	(1,508)	(7,266)
Less: Current maturities of long-term debt	(110,062)	(132,332)
	$280,701	$473,206

New Credit Facility

In June 2018, we entered into a new credit facility (the “Credit Facility”) that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”). The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that is set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that is set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility, with the first such payment to occur on the last day of our fiscal quarter ending September 30, 2018.  The Credit Facility will mature on June 18, 2023.

Borrowings under the Credit Facility are prepayable at any time without premium and are subject to mandatory prepayment from the net proceeds of certain asset sales and other borrowings. The Credit Facility is secured by a pledge of substantially all of our assets, excluding, among other things, certain real estate and revenue equipment financed outside the Credit Facility.
The Credit Facility contains restrictive covenants including, among other things, restrictions on our ability to incur additional indebtedness or issue guarantees, to create liens on our assets, to make distributions on or redeem equity interests, to make investments, to transfer or sell properties or other assets and to engage in mergers, consolidations, or acquisitions. In addition, the Credit Facility requires us to meet specified financial ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio.
At June 30, 2018, the Revolving Facility had issued collateralized letters of credit in the face amount of $37.6 million, with $0 borrowings outstanding and $112.4 million available to borrow.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At June 30, 2018, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
Old Term Loan Agreement

In June 2018, as a result of the offering, the Company repaid its then existing term loan and incurred a loss on early extinguishment of debt. The loss resulted from the write-off of unamortized discount and debt issuance costs of $0.6 million and $5.3 million, respectively, payment of fees to lenders of $1.4 million and third party fees of $0.1 million. The effective interest rate for the term loan at December 31, 2017 was 12.2%, including the effect of original issue discount as discussed below
Original issue discount was recorded as an offset to long-term debt and was amortized over the term of the respective obligation using the effective interest method.  Unamortized original issue discount was $0.8 million as of December 31, 2017.
Old Line of Credit

In June 2018, as a result of the offering, the Company repaid and terminated its then existing revolving credit facility and incurred a loss on early extinguishment of debt. The loss resulted from the write-off of debt issuance costs of $0.2 million and payment of fees to lenders of $0.1 million.
5.	Leases
The Company leases certain revenue and service equipment and office and terminal facilities under long-term noncancelable operating lease agreements expiring at various dates through October 2027. Rental expense under noncancelable operating leases was approximately $20.1 million and $14.7 million for the three months ended June 30, 2018 and 2017, respectively, and $39.9 million and $40.2 million for the six months ended June 30, 2018 and 2017, respectively. Revenue equipment lease terms for new equipment are generally three to five years for tractors and five to eight years for trailers.  The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The Company leases certain of its revenue equipment under capital lease agreements.  The terms of the capital leases expire at various dates through April 2024. Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.3 million at June 30, 2018.  The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

6.	Related-Party Transactions
The Company had a $25.5 million note payable to a limited liability company controlled by certain officers of the Company as of December 31, 2017. The Company repaid the note in the amount of $26.6 million which included paid in kind interest of $8.6 million as of the payoff date.
The Company leased a terminal facility from entities owned by the two principal stockholders of New Mountain Lake and their respective family trusts. The lease agreement was set to expire in 2020.  Rent expense of approximately $0.5 million and $0.5 million was recognized in connection with this lease during the six months ended June 30, 2018 and 2017, respectively. The Company purchased the terminal facility with proceeds from the offering for $7.5 million.
7.	Commitments and Contingencies
The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.
For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons, (1) the proceedings are in various stages; (2) damages have not been sought; (3) damages are unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of pending appeals; and/or (5) there are significant factual issues to be resolved.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
California Wage and Hour Class Action Litigation
In December 2015, a class action lawsuit was filed against us in the Superior Court of California, County of San Bernardino.  The case was transferred to the U.S. District Court for the Central District of California.  The putative class includes current and former truck drivers employed by us who worked or work in California after the completion of their training while residing in California since December 23, 2011 to present.  The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or break times, and were not paid premium pay in their absence, were not paid minimum wage for all hours worked, were not provided accurate and complete time and pay records and were not paid all accrued wages at the end of their employment, all in violation of California law.  The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees and costs and pre- and post-judgment interest. The matter is currently in discovery, and a jury trial is set for December 4, 2018.  We are currently unable to determine the possible loss or range of loss.  We intend to vigorously defend the merits of these claims.
Telephone Consumer Protection Act Claim
In December 2017, a class action was filed against us in the U.S. District Court for the Western District of Virginia, alleging violations of the Telephone Consumer Protection Act, for two separate proposed classes. The putative classes include all persons within the United States to whom the Company either initiated a telephone call to a cellular telephone number using an automatic telephone dialing system or initiated a call to a residential telephone number using an artificial or pre-recorded voice at any time from December 11, 2013 to present.  The lawsuit seeks statutory damages for each violation, injunctive relief and attorneys’ fees and costs.  The Company has moved to dismiss certain claims, including but not limited to claims for all purported class members residing outside the State of Virginia for lack of personal jurisdiction. The matter is currently in discovery.  We intend to vigorously defend the merits of these claims.
The Company had letters of credit of $37.6 million and $34.5 million outstanding as of June 30, 2018 and December 31, 2017, respectively. The letters of credit are maintained primarily to support the Company’s insurance program.
The Company had cancelable commitments outstanding at June 30, 2018 to acquire revenue and other equipment for approximately $193.8 million during the remainder of 2018 and $6.1 million during 2019. These purchase commitments are expected to be financed by long-term debt, operating leases, proceeds from sales of existing equipment, and cash flows from operations.
8.	Share-based Compensation
Stock Appreciation Rights

In conjunction with the offering, the Company vested all remaining stock appreciation rights (“SARS”) and settled the resulting liabilities related thereto. As a result, the Company recorded additional compensation expense in the amount of $3.2 million in the second quarter of 2018.
The total intrinsic value of SARS outstanding was $0.5 million as of December 31, 2017.

Restricted Stock Units

As part of the Reorganization, all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion, the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for the six months ended June 30, 2018:
	Number of Units	Weighted Average
Unvested at December 31, 2017	446,000	9.14
Granted	-
Vested-pre IPO	105,307	7.74
Forfeited-pre IPO	6,667	7.52
Unvested at June 13, 2018	334,026	9.62
Conversion in connection with IPO	4.6666667
Unvested post-IPO	1,558,787	2.06
Vested-post IPO	93,333	2.96
Unvested at June 30, 2018	1,465,454	2.01

These restricted stock unit grants vest over periods ranging from three to seven years. The Company recognized compensation expense of $0.6 million and $0.3 million during the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018 and December 31, 2017, the Company had $2.5 million and $3.2 million in unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a period of approximately 5.2 and 5.4 years, respectively.
Incentive Plan
In June 2018, the Board approved the 2018 Omnibus Incentive Plan (the “Incentive Plan”) to become effective in connection with the offering. The Company has reserved an aggregate of 3,200,000 shares of its Class A common stock for issuance of awards under the Incentive Plan. Participants in the Incentive Plan will be selected by the Compensation Committee from the executive officers, directors, employees and consultants of the Company. Awards under the Incentive Plan may be made in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee pursuant to the Incentive Plan.

In June 2018, the Company granted the following equity awards under the Incentive Plan:
	Number of Shares Granted	Vesting Period in Years	Grant Date Fair Value
Restricted shares	73,158	4	$16.00
Restricted stock units	140,757	4	$16.00
Stock options	192,203	4	$6.09

At June 30, 2018, the Company had $4.6 million in unrecognized compensation expense related to the above awards which is expected to be recognized over a period of approximately 4.0 years.
9.	Fair Value Measurements
Accounting standards, among other things, define fair value, establish a framework for measuring fair value and expand disclosure about such fair value measurements. Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standards.
The standards clarify that fair value is an exit price, representing the amount that would be received to sell an asset, based on the highest and best use of the asset, or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for evaluating such assumptions, the standards establish a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value as follows:
Level 1
Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.  An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2
Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3	Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following table summarizes liabilities measured at fair value at June 30, 2018 and December 31, 2017 (in thousands):

	2018
	Fair Value	Input Level
Liabilities
Forward Contract	$2,156	3

	2017
	Fair Value	Input Level
Liabilities
Forward Contract	$1,985	3

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2018 and 2017 (in thousands):

	June 30, 2018	June 30, 2017
Balance at beginning of year	$1,985	$2,683
Cash Settlement	-	-
Forward Contract Adjustment	171	(366)
Balance at end of period	$2,156	$2,317

The Company has a commitment to purchase the remaining 5% of Xpress Internacional no later than 2020, based on an earnings calculation. The obligation is considered a physically settled forward contract and the commitment liability is included in other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets. This liability is classified as Level 3 under the fair value hierarchy and is accreted through interest to equal the settlement amount at each reporting date.
10.	Earnings (Loss) per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 406,118 equity awards for the three and six months ended June 30, 2018 as inclusion would be anti-dilutive.

The basic and diluted earnings (loss) per share calculations for the three and six months ended June 30, 2018 and 2017, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$1,035	$(8,397)	$2,417	$(12,804)
Net income attributable to noncontrolling interest	420	55	643	80
Net income (loss) attributable to common stockholders	$615	$(8,452)	$1,774	$(12,884)

Basic weighted average of outstanding shares of common stock	14,214	6,385	10,321	6,385
Dilutive effect of equity awards	242	-	122	-
Diluted weighted average of outstanding shares of common stock	14,456	6,385	10,443	6,385

Basic earnings (loss) per share	$0.04	$(1.32)	$0.17	$(2.02)
Diluted earnings (loss) per share	$0.04	$(1.32)	$0.17	$(2.02)

11.	Segment Information
The Company’s business is organized into two reportable segments, Truckload and Brokerage.

The Truckload segment offers asset-based truckload services, including OTR trucking and dedicated contract services. These services are aggregated because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The Company’s OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States and cross-border into and out of Mexico. The Company’s dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. The Company’s dedicated contract service offering provides similar freight transportation services, but does so pursuant to agreements where it makes equipment, drivers and on-site personnel available to a specific customer to address needs for committed capacity and service levels.

The Company’s Brokerage segment is principally engaged in non-asset-based freight brokerage services, where it outsources the transportation of loads to third-party carriers. For this segment, the Company relies on brokerage employees to procure third-party carriers, as well as information systems to match loads and carriers.
The following table summarizes our segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Truckload	$391,397	$332,982	$762,564	$658,876
Brokerage	58,361	37,368	112,902	75,150
Total Operating Revenue	$449,758	$370,350	$875,466	$734,026

Operating Income
Truckload	$18,590	$3,295	$31,093	$4,997
Brokerage	1,428	(606)	3,779	(380)
Total Operating Income	$20,018	$2,689	$34,872	$4,617

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker for evaluating performance or allocating resources.

Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. Information about the geographic areas in which the Company conducts business is summarized below as of and for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
United States	$436,227	$357,721	$849,078	$708,893
Foreign countries
Mexico	13,531	12,629	26,388	25,133
Total	$449,758	$370,350	$875,466	$734,026

	As of	As of
	June 30,	December 31,
	2018	2017
Long-lived Assets
United States	$450,252	$459,021
Foreign countries
Mexico	5,404	4,884
Total	$455,656	$463,905

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The unaudited condensed consolidated financial statements include the accounts of U.S. Xpress Enterprises, Inc., a Nevada corporation, and its consolidated subsidiaries. References in this report to “we,” “us,” “our,” the “Company,” and similar expressions refer to U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, future customer relationships, future use of dedicated contracts, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our Adjusted Operating Ratio and working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, and objectives of management for future operations, including the anticipated impact of such plans, strategies, and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends” and similar terms and phrases. Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth in our prospectus dated June 13, 2018, filed with the Securities and Exchange Commission (the “Commission”) pursuant to Rule 424(b) of the Securities Act, which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-224711), as amended (“Prospectus”). Readers should review and consider the factors discussed in “Risk Factors,” set forth in our Prospectus, along with various disclosures in our press releases and other filings with the Commission.

All such forward-looking statements speak only as of the date of this Form 10-Q. You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.5 billion in total operating revenue in 2017. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of June 30, 2018, our fleet consisted of approximately 6,800 tractors and approximately 16,000 trailers, including approximately 1,500 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last three years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, helped us to maintain relatively stable profitability during the weak truckload market of 2016 and early 2017, and drive significant improvements to profitability during the strong truckload market beginning in the second half of 2017. This momentum was reflected in our second quarter of 2018, which produced a 380 basis point improvement in our operating ratio, compared to our second quarter of 2017, and a 510 basis point improvement in our Adjusted Operating Ratio for the same period. For the definition of Adjusted Operating Ratio and a reconciliation to the most directly comparable GAAP measure, see “Use of Non-GAAP Financial Information.”
Total revenue for the second quarter of 2018 increased by $79.4 million to $449.8 million as compared to the second quarter of 2017. The increase was primarily a result of an 11.4% increase in our average revenue per loaded mile (excluding fuel surcharge revenue), a 56.2% increase in brokerage revenue to $58.4 million, and a $15.1 million increase in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, second quarter revenue increased $64.3 million to $402.8 million, an increase of 19.0% as compared to the prior year quarter.

Operating income for the second quarter of 2018 was $20.0 million which compares favorably to the $2.7 million achieved in the second quarter of 2017. Excluding one-time costs related to the IPO completed in June 2018, second quarter Adjusted Operating Income was $26.5 million.  For the definition of Adjusted Operating Income and a reconciliation to the most directly comparable GAAP measure, see “Use of Non-GAAP Financial Information.” Our operating ratio for the second quarter of 2018 was 95.3% and our Adjusted Operating Ratio was 93.4%, which represents our lowest Adjusted Operating Ratio in 20 years, and we expect to see year-over-year quarterly Adjusted Operating Ratio improvement for the next six quarters, absent changes in macroeconomic conditions.

We continue to see an erosion of professional driver availability. As a result, we are continuing to focus on our driver centric initiatives to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. We believe this focus allowed us to offset the difficult conditions which have created a significant professional driver supply challenge for the broader industry. We slightly increased our tractor count during the second quarter of 2018 and had an 11% reduction in our driver turnover percentage, which we expect will continue to improve. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

Reportable Segments
Our business is organized into two reportable segments, Truckload and Brokerage. Our Truckload segment offers truckload services, including over-the-road (“OTR”) trucking and dedicated contract services. Our OTR service offering transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling pursuant to short‑term contracts and spot moves that include irregular route moves without volume and capacity commitments. Tractors are operated with a solo driver or, when handling more time‑sensitive, higher‑margin freight, a team of two drivers. Our dedicated contract service offering provides similar freight transportation services, but with contractually assigned equipment, drivers and on‑site personnel to address customers’ needs for committed capacity and service levels pursuant to multi‑year contracts with guaranteed volumes and pricing. Our Brokerage segment is principally engaged in non‑asset‑based freight brokerage services, where loads are contracted third‑party carriers.

Truckload Segment
In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one way movements of freight over routes throughout the United States and cross border into and out of Mexico. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.
We are typically paid a predetermined rate per load or per mile for our Truckload services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities and other specialized services. Consistent with industry practice, our typical customer contracts (other than those contracts in which we have agreed to dedicate certain tractor and trailer capacity for use by specific customers) do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and trucking capacity. In our dedicated contract service offering, which comprised approximately 36.2% of our Truckload operating revenue, and approximately 36.8% of our Truckload revenue, before fuel surcharge, for 2017, we provide service under contracts with fixed terms, volumes and rates. Dedicated contracts are often used by our customers with high service and high priority freight, sometimes to replace private fleets previously operated by them.
Generally, in our Truckload segment, we receive fuel surcharges on the miles for which we are compensated by customers. Fuel surcharge revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases. Our fuel surcharges to customers may not fully recover all fuel increases due to engine idle time, out of route miles and non revenue generating miles that are not generally billable to the customer, as well as to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of revenue miles we generate. Although our surcharge programs vary by customer, we generally attempt to negotiate an additional penny per mile charge for every five cent increase in the U.S. Department of Energy’s (the “DOE”) national average diesel fuel index over an agreed baseline price. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Based on the current status of our empty miles percentage and the fuel efficiency of our tractors, we believe that our fuel surcharge recovery is effective.
The main factors that affect our operating revenue in our Truckload segment are the average revenue per mile we receive from our customers, the percentage of miles for which we are compensated and the number of shipments and miles we generate. Our primary measures of revenue generation for our Truckload segment are average revenue per loaded mile and average revenue per tractor per period, in each case excluding fuel surcharge revenue and revenue and miles from services in Mexico.
In our Truckload segment, our most significant operating expenses vary with miles traveled and include (i) fuel, (ii) driver related expenses, such as wages, benefits, training and recruitment and (iii) costs associated with independent contractors (which are primarily included in the “Purchased transportation” line item). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include vehicle rent and depreciation of long term assets, such as revenue equipment and service center facilities, the compensation of non driver personnel and other general and administrative expenses.
Our Truckload segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of operating leases and secured financing to acquire tractors and trailers, which we refer to as revenue equipment. When we finance revenue equipment acquisitions with operating leases, we do not record an asset or liability on our consolidated balance sheet, and the lease payments in respect of such equipment are reflected in our consolidated statement of comprehensive income (loss) in the line item “Vehicle rents.” When we finance revenue equipment acquisitions with secured financing, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation and amortization” and “Interest expense.” Typically, the aggregate monthly payments are similar under operating lease financing and secured financing. We use a mix of capital leases and operating leases with individual decisions being based on competitive bids, tax projections and contractual restrictions. We expect our vehicle rents, depreciation and amortization, interest expense and amount of on balance sheet versus off balance sheet financing will be impacted by changes in the percentage of our revenue equipment acquired through operating leases versus equipment owned or acquired through capital leases. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.

Approximately 22.1% of our total tractor fleet was operated by independent contractors at June 30, 2018. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.
Brokerage Segment
In our Brokerage segment, we retain the customer relationship, including billing and collection, and we outsource the transportation of the loads to third‑party carriers. For this segment, we rely on brokerage employees to procure third‑party carriers, as well as information systems to match loads and carriers.
Our Brokerage segment revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third‑party carriers and our ability to secure third‑party carriers to transport customer freight. We generally do not have contracted long‑term rates for the cost of third‑party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third‑party carriers changes or the rates of such providers increase.
The most significant expense of our Brokerage segment, which is primarily variable, is the cost of purchased transportation that we pay to third‑party carriers, and is included in the “Purchased transportation” line item. This expense generally varies depending upon truckload capacity, availability of third‑party carriers, rates charged to customers and current freight demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non‑driver personnel (which are recorded in the “Salaries, wages and benefits” line item) and depreciation and amortization expense.
The key performance indicator in our Brokerage segment is gross margin percentage (which is calculated as brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers.
Our Brokerage segment does not require significant capital expenditures and is not asset intensive like our Truckload segment.
Use of Non‑GAAP Financial Information
In addition to our net income and operating ratio determined in accordance with GAAP, we evaluate operating performance using certain non-GAAP measures, including Adjusted Operating Ratio and Adjusted Operating Income. We define Adjusted Operating Ratio as operating expenses, net of fuel surcharge revenue, IPO related costs and gain or loss on fuel purchase arrangements, expressed as a percentage of revenue before fuel surcharge revenue. We define Adjusted Operating Income as operating income, net of fuel surcharge revenue, IPO related costs and gain or loss on fuel purchase arrangements. We believe the use of Adjusted Operating Income and Adjusted Operating Ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices (including with respect to our fuel purchase arrangements in prior years). We focus on our Adjusted Operating Income and Adjusted Operating Ratio as indicators of our performance from period to period. We believe our presentation of Adjusted Operating Income and Adjusted Operating Ratio are useful because they provide investors and securities analysts the same information that we use internally to assess our core operating performance.

The non-GAAP information provided is used by our management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating Adjusted Operating Income and Adjusted Operating Ratio. The non-GAAP measures used herein have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management compensates for these limitations by relying primarily on GAAP results and using non-GAAP financial measures on a supplemental basis.

The table below compares our GAAP operating income to our non-GAAP Adjusted Operating Income and our GAAP operating ratio to our non‑GAAP Adjusted Operating Ratio.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Consolidated GAAP Presentation	(dollars in thousands)
Total operating revenue	$449,758	$370,350	$875,466	$734,026
Total operating expenses	429,740	367,661	840,594	729,409
Operating Income	$20,018	$2,689	$34,872	$4,617
Operating ratio	95.5%	99.3%	96.0%	99.4%

Truckload GAAP Presentation
Total Truckload operating revenue	$391,397	$332,982	$762,564	$658,876
Total Truckload operating expenses	372,807	329,687	731,471	653,880
Truckload Operating Income	$18,590	$3,295	$31,093	$4,996
Truckload operating ratio	95.3%	99.0%	95.9%	99.2%

Consolidated Non-GAAP Presentation
Total operating revenue	$449,758	$370,350	$875,466	$734,026
Fuel Surcharge	(46,950)	(31,887)	(89,800)	(63,721)
Revenue, before fuel surcharge	402,808	338,463	785,666	670,305
Total operating expenses	429,740	367,661	840,594	729,409
Adjusted for:
Fuel Surcharge	(46,950)	(31,887)	(89,800)	(63,721)
IPO related costs	(6,437)	–	(6,437)	–
Fuel purchase arrangements	–	(2,361)	–	(2,361)
Adjusted total operating expenses	376,353	333,413	744,357	663,327
Adjusted Operating Income	$26,455	$5,050	$41,309	$6,978
Adjusted Operating Ratio	93.4%	98.5%	94.7%	99.0%

Truckload Non-GAAP Presentation
Total Truckload operating revenue	$391,397	$332,982	$762,564	$658,876
Fuel Surcharge	(46,950)	(31,887)	(89,800)	(63,721)
Truckload revenue, before fuel surcharge	344,447	301,095	672,764	595,155
Total operating expenses	372,807	329,687	731,471	653,880
Adjusted for:
Fuel Surcharge	(46,950)	(31,887)	(89,800)	(63,721)
IPO related costs	(6,437)	–	(6,437)	–
Fuel purchase arrangements	–	(2,361)	–	(2,361)
Adjusted total Truckload operating expenses	319,420	295,439	635,234	587,798
Adjusted Truckload Operating Income	$25,027	$5,656	$37,530	$7,357
Truckload Adjusted Operating Ratio	92.7%	98.1%	94.4%	98.8%

Results of Operations

Revenue
We generate revenue from two primary sources: transporting freight for our customers (including related fuel surcharge revenue) and arranging for the transportation of customer freight by third‑party carriers. We have two reportable segments: our Truckload segment and our Brokerage segment. Truckload revenue, before fuel surcharge and truckload fuel surcharge are primarily generated through trucking services provided by our two Truckload service offerings (OTR and dedicated contract). Brokerage revenue is primarily generated through brokering freight to third‑party carriers.

Our total operating revenue is affected by certain factors that relate to, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of our marketing and sales efforts and the availability of drivers, independent contractors and third‑party carriers.
A summary of our revenue generated by type for the three and six months ended June 30, 2018 and 2017 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue before fuel surcharge	$402,808	$338,463	$785,666	$670,305
Fuel surcharge	46,950	31,887	89,800	63,721
Total operating revenue	$449,758	$370,350	$875,466	$734,026

For the quarter ended June 30, 2018, our total operating revenue increased by $79.4 million, or 21.4%, compared to the same quarter in 2017, and our revenue, before fuel surcharge increased by $64.3 million, or 19.0%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were improved pricing in each of our segments and increased volumes in our Brokerage segment combined with increased fuel surcharge revenues.

For the six-month period ended June 30, 2018, our total operating revenue increased by $141.4 million, or 19.3%, compared to the same period in 2017, and our revenue, before fuel surcharge, increased by $115.4 million, or 17.2%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were improved pricing in each of our segments and increased volumes in our Brokerage segment combined with increased fuel surcharge revenues. We expect contract rates to continue to increase sequentially during the remainder of 2018 and to outpace cost inflation, absent changes in the macroeconomic environment.
A summary of our revenue generated by segment for the three and six months ended June 30, 2018 and 2017 is as follows:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Truckload revenue, before fuel surcharge	$344,447	$301,095	$672,764	$595,155
Fuel surcharge	46,950	31,887	89,800	63,721
Total Truckload revenue	391,397	332,982	762,564	658,876
Brokerage revenue	58,361	37,368	112,902	75,150
Total operating revenue	$449,758	$370,350	$875,466	$734,026

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the three and six months ended June 30, 2018. Average tractors, average company‑owned tractors and average independent contractor tractors exclude tractors in Mexico.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Over the road
Average revenue per tractor per week	$3,957	$3,302	$3,890	$3,306
Average revenue per mile	$2.023	$1.785	$1.997	$1.774
Average revenue miles per tractor per week	1,956	1,849	1,952	1,863
Average tractors	3,578	3,837	3,605	3,835
Dedicated
Average revenue per tractor per week	$3,647	$3,735	$3,598	$3,649
Average revenue per mile	$2.234	$2.064	$2.209	$2.076
Average revenue miles per tractor per week	1,632	1,810	1,629	1,757
Average tractors	2,721	2,353	2,672	2,369
Consolidated
Average revenue per tractor per week	$3,823	$3,467	$3,771	$3,437
Average revenue per mile	$2.105	$1.890	$2.078	$1.885
Average revenue miles per tractor per week	1,816	1,834	1,814	1,823
Average tractors	6,299	6,190	6,277	6,204

For the quarter ended June 30, 2018, our Truckload revenue, before fuel surcharge increased by $43.4 million, or 14.4%, compared to the same quarter in 2017. The primary factors driving the increase in Truckload revenue were an 11.4% increase in revenue per loaded mile due to increased contract rates and increased pricing in the spot market compared to the same quarter in 2017, combined with a slight increase in average available tractors, due to a stronger freight environment and our continued focus on executing our operating initiatives. We experienced a 9.8% decrease in our revenue miles per tractor per week in our dedicated division during the quarter due to certain accounts’ shipping patterns that performed differently than expected. We negotiated rate increases on these accounts that we expect will improve our average revenue per loaded mile in our dedicated division by approximately 3.5% sequentially. Fuel surcharge revenue increased by $15.1 million, or 47.2%, to $47.0 million, compared with $31.9 million in the same quarter in 2017. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.64 per gallon higher in the quarter ended June 30, 2018 compared to the same quarter in 2017. The increase in fuel surcharge revenue relates to the increased fuel prices combined with a slight increase in revenue miles compared to the same quarter in 2017.
For the six months ended June 30, 2018, our Truckload revenue, before fuel surcharge increased by $77.6 million, or 13.0%, compared to 2017. The primary factors driving the increase in Truckload revenue were a 10.2% increase in revenue per loaded mile, combined with a slight increase in average available tractors, due to a stronger freight environment and our operating improvements. During mid‑2017, the freight market began improving from its 2016 and early 2017 state and strengthened throughout the remainder of the year and through the first half of 2018. Fuel surcharge revenue increased by $26.1 million in the six months ended June 30, 2018, or 40.9%, to $89.8 million, compared with $63.7 million in 2017. The DOE national weekly average fuel price per gallon averaged approximately $0.54 per gallon higher in the six months ended June 30, 2018 compared with the same period in 2017. The increase in fuel surcharge revenue relates to the increased fuel prices combined with an approximately 1.0% increase in revenue miles compared with 2017.
The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and six months ended June 30, 2018 and 2017.
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Gross margin percentage	12.2%	10.9%	13.1%	12.3%

For the quarter ended June 30, 2018, our Brokerage revenue increased by $21.0 million, or 56.2%, compared to the same quarter in 2017. The primary factors driving the increase in Brokerage revenue were a 21.4% increase in load count combined with a 28.6% increase in average revenue per load. Average revenue per load improved due to stronger pricing and higher fuel prices.

For the six months ended June 30, 2018, our Brokerage revenue increased by $37.8 million, or 50.2%. The primary factors driving the increase in Brokerage revenue were a 19.4% increase in load count combined with a 25.7% increase in average revenue per load. Average revenue per load improved due to a stronger freight market and higher fuel prices.
Operating Expenses
For comparison purposes in the discussion below, we use total operating revenue and revenue, before fuel surcharge when discussing changes as a percentage of revenue. As it relates to the comparison of expenses to revenue, before fuel surcharge, we believe that removing fuel surcharge revenue, which is sometimes a volatile source of revenue affords a more consistent basis for comparing the results of operations from period‑to‑period.
Individual expense line items as a percentage of total operating revenue also are affected by fluctuations in the percentage of our revenue generated by independent contractor and brokerage loads. Expense line items relating to fuel costs for the three and six months ended June 30, 2017 are also affected by the fuel purchase arrangements that were in place through December 31, 2017. We have determined that our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices, and accordingly, we terminated all fuel purchase arrangements as of December 31, 2017, and do not expect to enter into fuel purchase arrangements in the near term.
Salaries, Wages and Benefits
Salaries, wages and benefits consist primarily of compensation for all employees. Salaries, wages and benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non‑driver employees.
The following is a summary of our salaries, wages and benefits for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Salaries, wages and benefits	$139,701	$135,214	$272,625	$265,465
% of total operating revenue	31.1%	36.5%	31.1%	36.2%
% of revenue, before fuel surcharge	34.7%	39.9%	34.7%	39.6%

For the quarter ended June 30, 2018, salaries, wages and benefits increased $4.5 million, or 3.3%, compared with the same quarter in 2017. This increase in absolute dollar terms was due primarily to compensation expense related to the payout of our SARS and offering bonuses totaling $6.4 million, partially offset by $3.2 million of lower driver wages as our company driver miles decreased 10.4% as compared to the same quarter in 2017. Our OTR driver pay on a per mile basis increased as a result of higher utilization and incentive-based pay as compared to the same quarter in 2017. During the three months ended June 30, 2018, our group health and workers’ compensation expense decreased approximately 3.0%, due to positive trends in our group health claims compared to the same quarter in 2017.
For the six months ended June 30, 2018, salaries, wages and benefits increased $7.2 million, or 2.7%, compared with the same period in 2017. This increase in absolute dollar terms was due primarily to compensation expense related to the payout of our SARS and offering bonuses totaling $6.4 million, partially offset by $2.0 million of lower driver wages as our company driver miles decreased 7.6% as compared to the same period in 2017. Our OTR driver pay on a per mile basis increased as a result of higher utilization and incentive-based pay as compared to the same period in 2017. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

Fuel and Fuel Taxes
Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for our company‑owned and leased tractors. The primary factors affecting our fuel and fuel taxes expense are the cost of diesel fuel, the miles per gallon we realize with our equipment and the number of miles driven by company drivers. Additionally, for the three and six months ended June 30, 2017, our fuel expense included approximately $2.4 million, respectively, in net losses under fuel purchase arrangements. These arrangements were terminated as of December 31, 2017. We believe our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices. We do not expect to enter into fuel purchase arrangements in the near term.
We believe that the most effective protection against net fuel cost increases in the near term is to maintain an effective fuel surcharge program and to operate a fuel‑efficient fleet by incorporating fuel efficiency measures, such as auxiliary heating units, installation of aerodynamic devices on tractors and trailers and low‑rolling resistance tires on our tractors, engine idle limitations and computer‑optimized fuel‑efficient routing of our fleet.
The following is a summary of our fuel and fuel taxes for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Fuel and fuel taxes	$57,704	$51,712	$116,093	$102,180
% of total operating revenue	12.8%	14.0%	13.3%	13.9%
% of revenue, before fuel surcharge	14.3%	15.3%	14.8%	15.2%

For the quarter ended June 30, 2018, fuel and fuel taxes increased $6.0 million, or 11.6%, compared with the same quarter in 2017. The increase in fuel and fuel taxes was primarily the result of an increase in diesel fuel prices compared with the same quarter in 2017, partially offset by decreased company driver miles. The average DOE fuel price per gallon increased 25.0% to $3.19 per gallon in the quarter ended June 30, 2018, compared to the same quarter in 2017, which increased the percentage of our fuel surcharge revenue passed through to independent contractors.

For the six months ended June 30, 2018, fuel and fuel taxes increased $13.9 million, or 13.6%, compared with the same period in 2017. The increase in fuel and fuel taxes was primarily the result of an increase in diesel fuel prices compared with the same period in 2017, partially offset by decreased company driver miles. The average DOE fuel price per gallon increased 21.2% to $3.10 per gallon in the six months ended June 30, 2018 compared with the same period in 2017.

To measure the effectiveness of our fuel surcharge program, we calculate “net fuel expense” by subtracting fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors, which is included in purchased transportation) and gain or loss on fuel purchase arrangements from our fuel expense. Our net fuel expense as a percentage of revenue, before fuel surcharge, is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company tractors and our percentage of non‑revenue generating miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue, before fuel surcharge, is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Fuel surcharge revenue	$46,950	$31,887	$89,800	$63,721
Less: fuel surcharge revenue reimbursed to independent contractors	10,514	4,255	18,470	8,642
Company fuel surcharge revenue	36,436	27,632	71,330	55,079
Total fuel and fuel taxes	$57,704	$51,712	$116,093	$102,180
Less: company fuel surcharge revenue	36,436	27,632	71,330	55,079
Less: fuel purchase arrangements	-	2,361	-	2,361
Net fuel expense	$21,268	$21,719	$44,763	$44,740
% of total operating revenue	4.7%	5.9%	5.1%	6.1%
% of revenue, before fuel surcharge	5.3%	6.4%	5.7%	6.7%

For the quarter ended June 30, 2018, net fuel expense decreased $0.5 million, or 2.1%, compared with the same quarter in 2017. During the quarter ended June 30, 2018, independent contractors accounted for 21.3% of the average tractors available compared to 11.3% in the same quarter of 2017.

For the six months ended June 30, 2018, net fuel expense remained essentially constant compared with the same period in 2017. The average DOE fuel price per gallon increased 21.2% to $3.10 per gallon in the six months ended June 30, 2018 compared with the same period in 2017 and was largely offset by increases in fuel surcharge revenues. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team‑driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue) and the success of fuel efficiency initiatives.
Vehicle Rents and Depreciation and Amortization
Vehicle rents consist primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting this expense item include the size and age of our tractor and trailer fleets, the cost of new equipment and the relative percentage of owned versus leased equipment.
Depreciation and amortization consists primarily of depreciation for owned tractors and trailers. The primary factors affecting these expense items include the size and age of our tractor and trailer fleets, the cost of new equipment and the relative percentage of owned equipment and equipment acquired through debt or capital leases versus equipment leased through operating leases. We use a mix of capital leases and operating leases to finance our revenue equipment with individual decisions being based on competitive bids and tax projections. Gains or losses realized on the sale of owned revenue equipment are included in depreciation and amortization for reporting purposes.
Vehicle rents and depreciation and amortization are closely related because both line items fluctuate depending on the relative percentage of owned equipment and equipment acquired through capital leases versus equipment leased through operating leases. Vehicle rents increase with greater amounts of equipment acquired through operating leases, while depreciation and amortization increases with greater amounts of owned equipment and equipment acquired through capital leases. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.

The following is a summary of our vehicle rents and depreciation and amortization for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Vehicle Rents	$19,393	$14,773	$39,415	$40,168
Depreciation and amortization, net of (gains) losses on sale of property	24,149	26,510	48,855	45,758
Vehicle Rents and Depreciation and amortization of property and equipment	$43,542	$41,283	$88,270	$85,926
% of total operating revenue	9.7%	11.1%	10.1%	11.7%
% of revenue, before fuel surcharge	10.8%	12.2%	11.2%	12.8%
For the quarter ended June 30, 2018, vehicle rents increased $4.6 million, or 31.3%, compared to the same quarter in 2017. The increase in vehicle rents was primarily due to an increase in the number of tractors and trailers financed under operating leases, combined with the increased costs of new tractors and trailers. Depreciation and amortization, net of (gains) losses on sale of property and equipment decreased $2.4 million, or 8.9%, compared to the same quarter in 2017. The decrease was primarily due to a decrease in average tractors and trailers owned.
For the six months ended June 30, 2018, vehicle rents decreased $0.8 million, or 1.9%, compared with the same period in 2017. The decrease in vehicle rents was primarily due to fewer tractors financed under operating leases offset by an increase in the number of trailers financed under operating leases and the higher cost of new trailers. Depreciation and amortization, net of (gains) losses on sale of property, increased $3.1 million, or 6.8%, compared with the same period in 2017. This increase was primarily due to an increase in average tractors owned offset by a decrease in average trailers owned. Over the balance of 2018, we currently plan to replace owned tractors, with new owned tractors as they reach approximately 475,000 miles, which we expect will keep a consistent average fleet age and the mix of leased versus owned tractors approximately the same as 2017. Our mix of owned and leased equipment may vary over time due to tax, financing and flexibility, among other factors. We do not expect to have gains on sale of equipment during the balance of 2018.
Purchased Transportation
Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.
The following is a summary of our purchased transportation for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Purchased transportation	$118,681	$68,828	$220,457	$137,853
% of total operating revenue	26.4%	18.6%	25.2%	18.8%
% of revenue, before fuel surcharge	29.5%	20.3%	28.1%	20.6%
For the quarter ended June 30, 2018, purchased transportation increased $49.9 million, or 72.4%, compared to the same quarter in 2017. The increase in purchased transportation was primarily due to the $21.0 million increase in Brokerage revenue, a $6.3 million increase in fuel surcharge reimbursement to independent contractors and a 92.0% increase in average independent contractors compared to the same quarter in 2017.

For the six months ended June 30, 2018, purchased transportation increased $82.6 million, or 59.9%, compared with the same period in 2017. The increase in purchased transportation was primarily due to the $37.8 million increase in Brokerage revenue and $9.8 million in additional fuel surcharge reimbursement to independent contractors combined with a 66.8% increase in average independent contractors compared to the same period in 2017.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Purchased transportation	$118,681	$68,828	$220,457	$137,853
Less: fuel surcharge revenue reimbursed to independent contractors	10,514	4,255	18,470	8,642
Purchased transportation, net of fuel surcharge reimbursement	$108,167	$64,573	$201,987	$129,211

% of total operating revenue	24.1%	17.4%	23.1%	17.6%
% of revenue, before fuel surcharge	26.9%	19.1%	25.7%	19.3%

For the quarter ended June 30, 2018, purchased transportation, net of fuel surcharge reimbursement, increased $43.6 million, or 67.5%, compared to the same quarter in 2017. This increase was primarily due to the $21.0 million increase in Brokerage revenue, combined with a 92.0% increase in average independent contractors compared to the same quarter in 2017.

For the six months ended June 30, 2018, purchased transportation, net of fuel surcharge reimbursement, increased $72.8 million, or 56.3%, compared with the same period in 2017. The increase in purchased transportation was primarily due to the $37.8 million increase in Brokerage revenue combined with a 66.8% increase in average independent contractors compared to the same period in 2017. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third‑party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry‑wide trucking capacity continues to tighten in relation to freight demand, especially in light of the electronic logging device (“ELD”) mandate that is expected to reduce capacity, we may need to increase the amounts we pay to third‑party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.
Operating Expenses and Supplies
Operating expenses and supplies consist primarily of ordinary vehicle repairs and maintenance costs, driver on‑the‑road expenses, tolls and advertising expenses related to driver recruiting. Operating expenses and supplies are primarily affected by the age of our company‑owned and leased fleet of tractors and trailers, the number of miles driven in a period and driver turnover.

The following is a summary of our operating expenses and supplies for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Operating expenses and supplies	$29,073	$33,167	$58,864	$64,539
% of total operating revenue	6.5%	9.0%	6.7%	8.8%
% of revenue, before fuel surcharge	7.2%	9.8%	7.5%	9.6%

For the quarter ended June 30, 2018, operating expenses and supplies decreased $4.1 million, or 12.3%, compared to the same quarter in 2017. The decrease was primarily due to decreased trailer maintenance expense as the average age has declined by 11 months from the average age at June 30, 2017, combined with a reduction in tractor maintenance expense as a result of increased independent contractors compared to the same quarter in 2017. Independent contractors are responsible for the maintenance of their tractor and now account for 21.3% of the total average tractors compared to 11.3% in the prior year quarter.
For the six months ended June 30, 2018, operating expenses and supplies decreased by $5.7 million, or 8.8%, compared with the same period in 2017. This decrease was attributable primarily to decreased trailer maintenance expense as the average age has declined by 10 months from the average age at June 30, 2017, combined with a reduction in tractor maintenance expense as a result of increased independent contractors compared to the same period in 2017. Independent contractors accounted for 19.5% of the total average tractors compared to 11.8% in the prior year period. During the six months ended June 30, 2018, our company tractor maintenance cost per mile remained constant despite the average tractor fleet age increasing five months compared to the same period in 2017. Generally, as equipment ages, the maintenance costs increase on a per‑mile basis. However, our preventive maintenance initiatives have contributed to a meaningful improvement in our cost of operating expenses and supplies on a cost per company mile basis.
Insurance Premiums and Claims
Insurance premiums and claims consists primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting our insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in our actuarial accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period‑to‑period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect our financial condition and results of operations.
The following is a summary of our insurance premiums and claims expense for the three and six months ended June, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Insurance premiums and claims	$19,165	$17,582	$39,335	$35,024
% of total operating revenue	4.3%	4.7%	4.5%	4.8%
% of revenue, before fuel surcharge	4.8%	5.2%	5.0%	5.2%

For the quarter ended June 30, 2018, insurance premiums and claims increased $1.6 million, or 9.0%, compared to the same quarter in 2017. Insurance premiums and claims increased primarily due to an increase in liability claims frequency and severity combined with increased physical damage frequency compared to the same quarter in 2017.

For the six months ended June 30, 2018, insurance premiums and claims increased by $4.3 million, or 12.3%, compared with the same period in 2017. The increase in insurance and claims was primarily due to increased frequency and severity of liability claims combined with increased frequency of physical damage claims compared to the prior year period. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we have installed event recorders in substantially all of our tractors in our fleet as of June 30, 2018. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time. We expect to begin seeing measurable results from the event recorder installation in the second half of 2019.
Operating Taxes and Licenses
For the quarter ended June 30, 2018, operating taxes and licenses increased $0.4 million, or 13.3%, compared to the same quarter in 2017. For the six months ended June 30, 2018, operating taxes and licenses increased by $0.4 million, or 6.9%, compared with the same period of 2017. The increase in operating taxes and licenses for the quarter and six months ended June 30, 2018 was primarily due to a permit fee refund recorded in the second quarter of 2017.
Communications and Utilities
For the quarter ended June 30, 2018, communications and utilities increased $0.5 million, or 24.2%, compared to the same quarter in 2017. Communications and utilities increased as we began installing event recorders in the fourth quarter of 2017 and have installed event recorders in substantially all of our tractors in our fleet as of June 30, 2018. For the six months ended June 30, 2018, communications and utilities increased by $1.0 million, or 24.7%, compared with the same period ended in 2017. This line item has historically fluctuated slightly due to changes in revenue equipment tracking, information technology and communications costs.
General and Other Operating Expenses
General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.
The following is a summary of our general and other operating expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and other operating expenses	$15,940	$14,825	$33,149	$28,037
% of total operating revenue	3.5%	4.0%	3.8%	3.8%
% of revenue, before fuel surcharge	4.0%	4.4%	4.2%	4.2%

For the quarter ended June 30, 2018, general and other operating expenses increased $1.1 million, or 7.5%, compared to the same quarter in 2017. General and other operating expenses increased primarily due to professional and other administrative expenses.

For the six months ended June 30, 2018, general and other operating expenses increased $5.1 million, or 18.2%, compared with the same period in 2017, primarily due to approximately $2.6 million related to our IPO, increased professional and administrative expenses and higher driver hiring related costs. Excluding the impact of IPO-related expenses, we expect general and other operating expenses to increase in the future due in part to higher driver recruiting costs related to the tightening driver market.
Interest
Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional.

The following is a summary of our interest expense for the three and six months ended June 30, 2018 and 2017:
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest expense, excluding non-cash items	11,563	12,440	23,398	22,334
Original issue discount and deferred financing amortization	516	732	1,387	1,456
Purchase commitment interest	219	(266)	171	(366)
Interest expense, net	$12,298	$12,906	$24,956	$23,424
For the quarter ended June 30, 2018, interest expense decreased $0.9 million, primarily due to decreased equipment and revolver borrowings compared to the same quarter in 2017. We had 64.9% of our tractors financed with equipment installment notes in the second quarter of 2018, compared to 71.8% during the second quarter of 2017. Based on the repayment in connection with the IPO of our prior term loan facility, the 2007 term note and the borrowings outstanding under our prior revolving credit facility, along with the entry into our existing Credit Facility, we expect our interest expense will be reduced by $30.0 million on an annual basis.
For the six months ended June 30, 2018, interest expense increased $1.1 million compared to the same period in 2017, primarily due to the conversion of approximately 2,700 tractors from operating leases to secured financing in March 2017.
Equity in (Income)Loss of Affiliated Companies
We hold non‑controlling investments in the following entities, which are accounted for using the equity method of accounting and are reflected as a component of other long‑term assets in our consolidated balance sheets: (i) Xpress Global Systems, in which we received preferred and common equity interests representing 10% of the outstanding equity interests of Xpress Global Systems Acquisition, the purchaser of our Xpress Global Systems business in our April 2015 disposition of substantially all of our equity in that business; (ii) Parker Global Enterprises, into which we contributed substantially all of the assets and liabilities of Arnold Tranportation Services, Inc. and its affiliates, and in which we hold a 45% investment; (iii) Dylka Distribuciones Logisti K, S.A. DE C.V, and XPS Logisti-K Systems, S.A. P.I. de C.V., providers of intra‑Mexico transportation services and brokerage and brokerage services, respectively, which are controlled by certain members of the management team of Xpress Internacional; and (iv) DriverTech, the provider of our in‑cab communication units.
We record our share of the net income or loss of our equity method investees in “Equity in loss of affiliated companies.” The amount of losses recorded reduces the carrying amount of our non‑controlling investments. Once our portion of net losses in a non‑controlling investment exceeds its carrying amount, we carry our equity method investment as zero until such time as the investee’s cumulative income exceeds cumulative losses.
Income Taxes

The following is a summary of our income tax benefit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income (loss) before Income Taxes	$(156)	$(10,658)	$1,819	$(18,999)
Income tax benefit	(1,191)	(2,261)	(598)	(6,195)
Effective tax rate	763.5%	21.2%	-32.9%	32.6%

For the three and six months ended June 30, 2018, our effective tax rate is not a meaningful percentage as a result of interest expense associated with our legacy capital structure and one-time costs related to the offering. We anticipate the 2018 effective tax rate to be between 27% and 29%.

Liquidity and Capital Resources
Overview
Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our obligations, lease payments, letters of credit to support insurance requirements and tax payments when we generate taxable income. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operating activities, direct equipment financing, operating leases and proceeds from equipment sales.
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and strategically expand our fleet. Over the balance of 2018, we plan to replace tractors under operating leases that expire with newly leased tractors and, in the case of owned tractors, replace such owned tractors with new owned tractors as they reach approximately 475,000 miles and we expect the mix of owned versus leased tractors will approximate the same as 2017. Our mix of owned and leased equipment may vary over time due to tax, financing and flexibility, among other factors.
We believe we can fund our expected cash needs, including debt repayment, in the short‑term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long‑term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures or as debt on our balance sheet. See “—Off Balance Sheet Arrangements.” The availability of financing and equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.
At June 30, 2018, we had approximately $37.6 million of outstanding letters of credit, $0 in outstanding borrowings and $112.4 million of availability under our $150.0 million revolving credit facility. At December 31, 2017, we had approximately $34.5 million of outstanding letters of credit, $29.3 million in outstanding borrowings, a borrowing base of $155.0 million and $91.2 million of availability under our then existing $155.0 million revolving credit facility.

Sources of Liquidity
Credit Facility
In June 2018, we entered into a new credit facility (the “Credit Facility”) that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”). The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that is set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that is set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility, with the first such payment to occur on the last day of our fiscal quarter ending September 30, 2018.  The Credit Facility will mature on June 18, 2023.
Borrowings under the Credit Facility are prepayable at any time without premium and are subject to mandatory prepayment from the net proceeds of certain asset sales and other borrowings. The Credit Facility is secured by a pledge of substantially all of our assets, excluding, among other things, certain real estate and revenue equipment financed outside the Credit Facility.
The Credit Facility contains restrictive covenants including, among other things, restrictions on our ability to incur additional indebtedness or issue guarantees, to create liens on our assets, to make distributions on or redeem equity interests, to make investments, to transfer or sell properties or other assets and to engage in mergers, consolidations, or acquisitions. In addition, the Credit Facility requires us to meet specified financial ratios and tests.
At June 30, 2018, the Revolving Facility had issued collateralized letters of credit in the face amount of $37.6 million, with $0 borrowings outstanding and $112.4 million available to borrow.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At June 30, 2018, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
Secured Notes Payable
We have outstanding mortgage notes payable on three of our real property locations, including our two headquarters properties in Chattanooga, Tennessee and our facility in Springfield, Ohio. At June 30, 2018, the aggregate outstanding principal balance of these mortgages was $19.5 million, with interest at rates ranging from 5.25% to 6.99% and maturity dates through September 2031.
Equipment Installment Notes
We routinely finance the purchase of equipment, and at June 30, 2018, we had notes payable with a weighted average interest rate of approximately 4.5% per annum and an aggregate outstanding principal balance of $147.1 million, which were secured by the equipment purchased with the proceeds of such notes payable.

Miscellaneous Notes
At June 30, 2018, we had outstanding other principal indebtedness of $2.1 million. This other indebtedness is evidenced by various promissory notes bearing interest at rates ranging from 3.5% to 7.0% and maturing at various dates through August 2021.
Capital Lease Obligations
We lease certain revenue and other operating equipment under capital lease obligations. At June 30, 2018, we had capital lease obligations with an aggregate outstanding principal balance of $23.6 million secured by the equipment and maturity dates through April 2024.
Cash Flows
Our summary statements of cash flows for the six months ended June 30, 2018 and 2017 are set forth in the table below:
	Six Months Ended
	June 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$19,099	$6,817
Net cash used in investing actitivies	$(48,009)	$(214,947)
Net cash provided by financing activities	$26,186	$209,040

Operating Activities

For the six months ended June 30, 2018, we generated cash flows from operating activities of $19.1 million, an increase of $12.3 million compared to the same period in 2017. The increase was due primarily to a $32.3 million increase in net income adjusted for noncash items, offset by an $11.5 million increase in our operating assets and liabilities combined with $8.6 million of paid in kind interest. The increase in net income adjusted for noncash items was primarily attributable to a 10.2% increase in revenue per loaded mile, increased volumes and overall improved operating performance in the six months ended June 30, 2018 as compared to the same period in 2017, partially offset by increased operating expenses and general and other corporate expenses. Our operating assets and liabilities increased $11.5 million during the six months ended June 30, 2018 as compared to the same period in 2017, due in part to an increase in accounts receivable related to increased operating revenue, partially offset by an increase in accrued wages and benefits due to the timing of payments.
Investing Activities

For the six months ended June 30, 2018, net cash flows used in investing activities were $48.0 million, a decrease of $166.9 million compared to the same period in 2017. This decrease is primarily the result of decreased equipment purchases as compared to the same period in 2017. During the first quarter of 2017, we converted approximately 2,700 tractors operating leases to secured financing. We expect our capital expenditures for 2018 will approximate $170.0 million to $190.0 million and will be financed with secured debt. This is primarily the result of the mix of this year’s equipment replacements which will be 100% purchased with no planned off balance sheet financing.

Financing Activities

For the six months ended June 30, 2018, net cash flows generated by financing activities were $26.2 million, a decrease of $182.9 million compared to the same period in 2017. The decrease is primarily due to decreased revenue equipment borrowings as compared to the same quarter in 2017. During the first quarter of 2017, we converted approximately 2,700 tractors operating leases to secured financing. During June 2018, we completed our IPO and received approximately $247.1 million in cash net of expenses. The proceeds from the IPO were primarily used to pay down existing debt resulting in a net decrease of approximately $236.2 million.

Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with operating leases. In the second quarter of 2018, we terminated tractor and trailer operating leases with originating values of $1.2 million and $0.4 million, respectively. In the second quarter of 2017, we acquired tractors through operating leases with gross values of $3.3 million, which were offset by operating lease terminations with originating values of $1.8 million for tractors. We acquired trailers through operating leases in the second quarter of 2017 with gross values of $2.9 million, which were offset by operating lease terminations with originating values of $1.0 million for trailers.

Working Capital

As of June 30, 2018, we had a working capital surplus of $15.8 million, representing a $26.4 million increase in our working capital from June 30, 2017, primarily resulting from increased customer receivables partially offset by increased accounts payable and accrued wages and benefits. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt as of June 30, 2018, we had a working capital surplus of $66.6 million, compared with a working capital deficit of $6.5 million at June 30, 2017.

Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or capitalized leases. When we finance revenue equipment through borrowing or capitalized leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of revenue equipment financed with borrowing or capitalized leases decreases working capital. We believe a working capital deficit has little impact on our liquidity. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

Contractual Obligations
The table below summarizes our contractual obligations as of June 30, 2018:
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(dollars in thousands)
Long-term debt obligations (1)	$117,058	$97,934	$188,657	$17,411	$421,060
Capital lease obligations (2)	9,093	10,545	4,957	1,010	25,605
Operating lease obligations (3)	73,969	86,225	43,128	20,055	223,377
Purchase obligations (4)	193,820	6,104	-	-	199,924
Other obligations (5)	1,149	3,224		-	4,373
Total contractual obligations (6)	$395,089	$204,032	$236,742	$38,476	$874,339

(1)	Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to June 30, 2018.
(2)	Including interest obligations on capital lease obligations.
(3)
We lease certain revenue and service equipment and office and service center facilities under long‑term, non‑cancelable operating lease agreements expiring at various dates through October 2027. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.3 million at June 30, 2018. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)
We had commitments outstanding at June 30, 2018 to acquire revenue equipment and event recorders. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long‑term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)
Represents a commitment to purchase remaining 5% interest in Xpress Internacional in 2020, based on projected earnings calculation and to fund the remaining purchase price of a small truckload carrier we acquired in 2017.

(6)	Excludes deferred taxes and long or short‑term portion of self‑insurance claims accruals.

Off-Balance Sheet Arrangements
We leased approximately 2,158 tractors and 5,966 trailers under operating leases at June 30, 2018. Operating leases have been an important source of financing for our revenue equipment. Tractors and trailers held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such equipment are reflected in our consolidated statements of operations in the line item “Vehicle rents.” Our revenue equipment rental expense was $18.2 million in the second quarter of 2018, compared with $13.6 million in the second quarter of 2017. The total amount of remaining payments under operating leases as of June 30, 2018 was approximately $223.4 million, of which $212.3 million was related to revenue equipment. The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.3 million as of June 30, 2018. The residual value of a portion of the related leased tractor equipment is covered by repurchase or trade agreements between us and equipment manufacturers. We expect the fair market value of the equipment at the end of the lease term will be approximately equal to the residual value.
Seasonality
In the trucking industry, revenue has historically decreased as customers reduce shipments following the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses have generally increased, with fuel efficiency declining because of engine idling and weather, causing more physical damage equipment repairs and insurance claims and costs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year. Over the past several years, we have seen increases in demand at varying times, including surges between Thanksgiving and the year‑end holiday season.
Critical Accounting Policies
We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. There have been no significant changes to these policies since the disclosures made in our Prospectus.
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Prospectus

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below and the Company’s evaluation,  the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Material Weaknesses

As described in our Prospectus, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective internal control over financial reporting related to the control activities component of Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. The control activities material weakness contributed to the following additional material weaknesses: (i) ineffective design of information technology general computer controls with respect to program development, change management, computer operations, and user access, as well as inappropriate segregation of duties with respect to creating and posting journal entries; (ii) ineffective design of controls over income tax accounting; and (iii) insufficient evidential matter to support design of our controls. While these deficiencies did not result in a material misstatement to the consolidated financial statements included in the Prospectus, the income tax material weakness described above did result in a revision to the 2016 financial statements. There is a risk that these deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

We are currently in the process of remediating the above material weaknesses and have taken numerous steps to enhance our internal control environment and address the underlying causes of the material weaknesses. These efforts include designing and implementing the appropriate IT general computer controls, including ensuring proper segregation of duties with respect to creating and posting journal entries, and controls over income tax accounting. In addition, we are enhancing our process to retain evidential matter that supports the design and implementation of our controls. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. While we intend to complete our remediation process as quickly as possible, we cannot estimate a time when the remediation will be complete. Other than the implementation of these additional controls, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or that are reasonably likely to materially affect our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management, including our CEO and CFO, recognize that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

PART II          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

We are involved in various other litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage and cargo damage involves varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us. Information relating to legal proceedings is included in Note 7 to our unaudited condensed consolidated financial statements, and is incorporated herein by reference.

ITEM 1A.         RISK FACTORS

There have been no material changes from the risk factors disclosed in the Prospectus.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On June 13, 2018, the Registration Statement on Form S-1 (Registration No. 333-224711) for our IPO was declared effective by the Commission. The offering commenced on June 14, 2018 and did not terminate until the sale of all of the shares offered. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC acted as co-lead managing underwriters for the IPO.

We registered an aggregate of 20,764,400 shares of our Class A common stock (including 1,388,000 shares offered for sale by certain of our stockholders named in our Prospectus and 2,708,400 shares registered to cover the underwriters’ option to purchase additional shares, which were also offered for sale by certain of our stockholders). On June 18, 2018, we closed our IPO, in which we sold 16,668,000 shares of our Class A common stock and the selling stockholders sold 4,046,400 shares of our Class A common stock. The shares sold and issued in the IPO included the full exercise of the underwriters’ option to purchase additional shares from the selling stockholders. The shares were sold at a public offering price of $16.00 for an aggregate gross offering price of approximately $332.2 million. We received net proceeds of approximately $250.0 million, after deducting underwriting discounts and commissions of approximately $16.7 million, but before deducting offering expenses. At the time of the offering we had approximately $4.8 million in unpaid offering expenses. Thus, we received net proceeds of approximately $245.2 million, after deducting underwriting discounts and commissions and offering expenses. We used approximately $237.7 million of the net proceeds to repay (i) our then-existing term loan facility, including breakage fees, (ii) a portion of the borrowings outstanding under our then-existing revolving credit facility and (iii) a 2007 term note and (b) approximately $7.5 million of the net proceeds for the purchase of the Tunnel Hill, Georgia, real estate we historically have leased from Q&F Realty, a related party.  Except for the purchase of the Tunnel Hill, Georgia real estate from Q&F Realty, a related party, none of the expenses were paid to, and none of the net proceeds were used to, make payments to our directors, officers or persons owning 10% or more of our common stock, or to their associates or our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1
Second Amended and Restated Articles of Incorporation of U.S. Xpress Enterprises, Inc., dated and effective as of June 8, 2018 (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

3.2
Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc., dated and effective as of June 8, 2018 (incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

10.1*
First Amendment to the New Mountain Lake Holdings, LLC Restricted Membership Units Plan, dated as of June 8, 2018 (incorporated by reference to Exhibit 10.36 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

10.2*
U.S. Xpress Enterprises, Inc. 2018 Omnibus Incentive Plan, dated as of June 8, 2018 (incorporated by reference to Exhibit 4.5 filed with the Company’s Registration Statement on Form S-8 (File No. 333-225701) filed on June 18, 2018).

10.3*
U.S. Xpress Enterprises, Inc. Employee Stock Purchase Plan, dated as of June 8, 2018 (incorporated by reference to Exhibit 4.6 filed with the Company’s Registration Statement on Form S-8 (File No. 333-225701) filed on June 18, 2018).

10.4*
Form of Restricted Stock Award Notice for use under the U.S. Xpress Enterprises, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.5*
Form of Stock Option Award Notice for use under the U.S. Xpress Enterprises, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.6*
Form of Restricted Stock Unit Award Notice for Directors for use under the U.S. Xpress Enterprises, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.7*
Amended and Restated Employment Agreement between U.S. Xpress Enterprises, Inc. and Eric Fuller, dated April 30, 2018 (incorporated by reference to Exhibit 10.7 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.8*
Amended and Restated Employment Agreement between U.S. Xpress Enterprises, Inc. and Eric Peterson, dated April 30, 2018 (incorporated by reference to Exhibit 10.8 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.9*
Amended and Restated Employment Agreement between U.S. Xpress Enterprises, Inc. and Max Fuller, dated April 30, 2018 (incorporated by reference to Exhibit 10.9 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.10*
Amended and Restated Employment Agreement between U.S. Xpress Enterprises, Inc. and Lisa Quinn Pate, dated April 30, 2018 (incorporated by reference to Exhibit 10.10 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.11*
Amended and Restated Employment and Noncompetition Agreement between U.S. Xpress Enterprises, Inc. and John White, dated April 30, 2018 (incorporated by reference to Exhibit 10.11 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.12*
Amended and Restated Employment and Noncompetition Agreement between U.S. Xpress Enterprises, Inc. and Leigh Anne Battersby, dated April 30, 2018 (incorporated by reference to Exhibit 10.12 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).

10.13#
Credit Agreement, dated June 18, 2018, by and among the Company, the Guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer.

10.14#
Stockholders’ Agreement, dated June 13, 2018, by and among the Company, Lisa M. Pate, Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate, Quinn Family Partners, L.P., Patrick Quinn Non-GST Marital Trust, Patrick Quinn GST Marital Trust, Patrick Quinn GST Tennessee Gap Trust, Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Renee A. Daly, Max L. Fuller, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Max L. Fuller 2008 Irrevocable Trust FBO Stephen C. Fuller, and Max L. Fuller 2008 Irrevocable Trust FBO Christopher M. Fuller.

10.15#
Registration Rights Agreement, dated June 13, 2018, by and among the Company, Lisa M. Pate, Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate, Quinn Family Partners, L.P., Patrick Quinn Non-GST Marital Trust, Patrick Quinn GST Marital Trust, Patrick Quinn GST Tennessee Gap Trust, Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Renee A. Daly, Max L. Fuller, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Max L. Fuller 2008 Irrevocable Trust FBO Stephen C. Fuller, and Max L. Fuller 2008 Irrevocable Trust FBO Christopher M. Fuller.

31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*          Management contract or compensatory plan or arrangement.
#          Filed herewith.
##          Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: August 9, 2018	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer