Form 10-Q
period 2018-09-30
US XPRESS ENTERPRISES INC
filed 2018-11-08
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date October 31, 2018.
Class A Common Stock, $0.01 par value: 32,811,070
Class B Common Stock, $0.01 par value: 15,486,560

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Balance Sheets
September 30, 2018 and December 31, 2017

	September 30,	December 31,
(in thousands, except share amounts)	2018	2017

Assets
Current assets
Cash and cash equivalents	$6,110	$9,232
Customer receivables, net of allowance of $78 and $122at September 30, 2018 and December 31, 2017, respectively	216,814	186,407
Other receivables	28,523	21,637
Prepaid insurance and licenses	16,824	7,070
Operating supplies	8,503	8,787
Assets held for sale	6,756	3,417
Other current assets	16,462	12,170
Total current assets	299,992	248,720
Property and equipment, at cost	864,350	835,814
Less accumulated depreciation and amortization	(389,622)	(371,909)
Net property and equipment	474,728	463,905
Other assets
Goodwill	57,708	57,708
Intangible assets, net	29,370	30,742
Other	20,809	19,496
Total other assets	107,887	107,946
Total assets	$882,607	$820,571
Liabilities, Redeemable Restricted Units and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$80,019	$80,555
Book overdraft	7,164	3,537
Accrued wages and benefits	25,833	20,530
Claims and insurance accruals	49,813	47,641
Other accrued liabilities	5,993	13,901
Current maturities of long-term debt	120,305	132,332
Total current liabilities	289,127	298,496
Long-term debt, net of current maturities	280,122	480,472
Less unamortized discount and debt issuance costs	(1,413)	(7,266)
Net long-term debt	278,709	473,206
Deferred income taxes	19,204	15,630
Other long-term liabilities	9,379	14,350
Claims and insurance accruals, long-term	55,855	56,713
Commitments and contingencies (Notes 5 and 7)	-	-
Redeemable restricted units	-	3,281
Stockholders' Equity (Deficit)
Preferred stock, $.01 par value, 9,333,333 authorized, no shares issued	-	-
Common stock Class A, $.01 par value, 140,000,000 and 30,000,000 authorized at September 30, 2018 and December 31, 2017, respectively, 32,811,070 and 6,384,887 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	328	64
Common stock Class B, $.01 par value, 35,000,000 and 0 authorized at September 30, 2018 and December 31, 2017, respectively, 15,486,560 and 0 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	155	-
Additional paid-in capital	250,920	1
Accumulated deficit	(24,331)	(43,459)
Stockholders' equity (deficit)	227,072	(43,394)
Noncontrolling interest	3,261	2,289
Total stockholders' equity (deficit)	230,333	(41,105)
Total liabilities, redeemable restricted units and stockholders' equity (deficit)	$882,607	$820,571

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)
Three and Nine Months Ended September 30, 2018 and 2017

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2018	2017	2018	2017

Operating revenue
Revenue, before fuel surcharge	$413,887	$356,379	$1,199,553	$1,026,684
Fuel surcharge	46,340	33,747	136,140	97,468
Total operating revenue	460,227	390,126	1,335,693	1,124,152
Operating expenses
Salaries, wages, and benefits	128,117	137,336	400,742	402,801
Fuel and fuel taxes	57,423	53,865	173,516	156,045
Vehicle rents	19,497	15,579	58,912	55,747
Depreciation and amortization, net of (gain) losson sale of property	24,541	23,264	73,396	69,022
Purchased transportation	129,732	75,624	350,189	213,477
Operating expenses and supplies	30,538	32,185	89,402	96,724
Insurance premiums and claims	25,128	17,533	64,463	52,557
Operating taxes and licenses	3,522	3,375	10,432	9,839
Communications and utilities	2,258	1,861	7,149	5,782
General and other operating expenses	16,579	17,970	49,728	46,007
Total operating expenses	437,335	378,592	1,277,929	1,108,001
Operating income	22,892	11,534	57,764	16,151
Other expense (income)
Interest expense, net	4,815	12,941	29,771	36,365
Early extinguishment of debt	-	-	7,753	-
Equity in (income) loss of affiliated companies	73	160	250	1,160
Other, net	(133)	101	34	(707)
Total other expenses (income)	4,755	13,202	37,808	36,818
Income (loss) before income tax provision (benefit)	18,137	(1,668)	19,956	(20,667)
Income tax provision (benefit)	1,679	(1,008)	1,081	(7,203)
Net total and comprehensive income (loss)	16,458	(660)	18,875	(13,464)
Net total and comprehensive income attributable to noncontrolling interest	329	15	972	95
Net total and comprehensive income (loss) attributable to controlling interest	$16,129	$(675)	$17,903	$(13,559)

Earnings (loss) per share
Basic earnings (loss) per share	$0.33	$(0.11)	$0.77	$(2.12)
Basic weighted average shares outstanding	48,296	6,385	23,118	6,385
Diluted earnings (loss) per share	$0.33	$(0.11)	$0.76	$(2.12)
Diluted weighted average shares outstanding	49,597	6,385	23,638	6,385

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2018 and 2017

	Nine Months Ended
	September 30,
(in thousands)	2018	2017

Operating activities
Net income (loss)	$18,875	$(13,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	7,753	-
Equity in loss of affiliated companies	250	1,160
Deferred income tax provision (benefit)	3,458	(7,920)
Gain on life insurance proceeds	(4,000)	-
Provision for losses on receivables	92	-
Depreciation and amortization	68,687	68,119
Losses on sale of property and equipment	4,709	903
Share based compensation	1,356	381
Original issue discount and deferred financing amortization	1,559	2,209
Interest paid-in-kind	(7,516)	953
Purchase commitment interest (income) expense	8	(614)
Changes in operating assets and liabilities:
Receivables	(30,102)	(21,543)
Prepaid insurance and licenses	(9,754)	(6,069)
Operating supplies	(96)	135
Other assets	(4,190)	(1,928)
Accounts payable and other accrued liabilities	(11,531)	9,618
Accrued wages and benefits	5,304	1,579
Net cash provided by operating activities	44,862	33,519
Investing activities
Payments for purchases of property and equipment	(125,556)	(234,372)
Proceeds from sales of property and equipment	36,915	25,516
Acquisition of business	-	(2,219)
Other	(500)	(758)
Net cash used in investing activities	(89,141)	(211,833)
Financing activities
Borrowings under lines of credit	219,332	300,327
Payments under lines of credit	(248,665)	(266,408)
Borrowings under long-term debt	289,943	224,260
Payments of long-term debt	(464,375)	(85,065)
Payments of financing costs	(4,162)	(461)
Proceeds from IPO, net of issuance costs	246,685	-
Payments of long-term consideration for business acquisition	(1,010)	-
Repurchase of membership units	(217)	(400)
Book overdraft	3,626	5,053
Net cash provided by financing activities	41,157	177,306
Net change in cash and cash equivalents	(3,122)	(1,008)
Cash and cash equivalents
Beginning of year	9,232	3,278
End of period	$6,110	$2,270
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$42,306	$32,972
Cash paid during the year for income taxes	1,368	353
Supplemental disclosure of significant noncash investing and financing activities
Lease conversion	$-	$34,169
Capital lease extinguishments	1,096	96
Assumption of debt	-	5,377
Uncollected proceeds from asset sales	231	1,000
Uncollected proceeds from corporate owned life insurance	4,225	-

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc
Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2018

			Additional Paid In Capital
					Non Controlling Interest	Total Stockholders' Equity (Deficit)	Redeemable Restricted Units
	Class A Stock	Class B Stock		Accumulated Deficit
(in thousands, except share amounts)

Balances at December 31, 2017	$64	$-	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	-	-	965	-	-	965	391
Adoption of ASC 606	-	-	-	1,459	-	1,459	-
Cancel 6,384,877 US Xpress Enterprises shares	(64)	-	-	64	-	-	-
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	-	(11)	(149)	-	-	-
Issuance of 15,486,560 shares of Class B Stock in Reorganization	-	155	(6)	(149)	-	-	-
Transfer from temporary equity to permanent equity	-	-	3,455	-	-	3,455	(3,455)
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	167	-	246,517	-	-	246,684	-
Vesting of 96,446 restricted units	1	-	(1)	-	-	-	-
Dividend of repurchased membership units	-	-	-	-	-	-	(217)
Net income	-	-	-	17,903	972	18,875	-
Balances at September 30, 2018	$328	$155	$250,920	$(24,331)	$3,261	$230,333	$-

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2018

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2017 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017.

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

Certain incremental revenue-related costs associated with obtaining a contract are capitalized. The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $3.1 million with accumulated amortization of $1.0 million at September 30, 2018 and are included in other currents assets in our unaudited condensed consolidated balance sheets.

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

The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables on the unaudited condensed consolidated balance sheet. The Company receives the unconditional right to bill when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the unaudited condensed consolidated balance sheet were $4.7 million and $3.9 million at September 30, 2018 and December 31, 2017, respectively and are included in customer receivables in the condensed consolidated balance sheets. The amount of revenue to be recognized related to the Company’s remaining performance obligations was $2.5 million at September 30, 2018.

The following table presents the effect of the adoption of Accounting Standard Codification 606 “Revenue from Contracts with Customers” (ASC 606) on our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2018 (in thousands, except per share amounts):

	As Reported	Adjustments Due to ASC 606	Under ASC 605	As Reported		Under ASC 605
	for the Three		For the Three	for the Nine	Adjustments Due to ASC 606	For the Nine
	Months Ended		Months Ended	Months Ended		Months Ended
	September 30, 2018		September 30, 2018	September 30, 2018		September 30, 2018
Consolidated Statement of Comprehensive Income (Loss)
Operating revenues	460,227	(708)	459,519	1,335,693	(859)	1,334,834
Total operating expenses	437,335	(658)	436,677	1,277,929	883	1,278,812
Operating income	22,892	(50)	22,842	57,764	(1,742)	56,022
Income (loss) before income tax benefit	18,137	(50)	18,087	19,956	(1,742)	18,214
Income tax provision (benefit)	1,679	(15)	1,665	1,081	(505)	576
Net income (loss)	16,458	(36)	16,423	18,875	(1,237)	17,638
Net income (loss) attributable to controlling interest	16,129	(36)	16,094	17,903	(1,237)	16,666
Basic earnings (loss) per share	0.33	(0.00)	0.33	0.77	(0.05)	0.72
Basic weighted average shares outstanding	48,296	48,296	48,296	23,118	23,118	23,118
Diluted earnings (loss) per share	0.33	(0.00)	0.32	0.76	(0.05)	0.71
Diluted weighted average shares outstanding	49,597	49,597	49,597	23,638	23,638	23,638

	Reported	Adjustments Due to ASC 606	Under ASC 605
	Balance at		Balance at
	September 30, 2018		September 30, 2018
Consolidated Balance Sheet
Customer receivables	$216,814	$(4,711)	$212,103
Other current assets	16,462	(2,036)	14,426
Total current assets	299,992	(6,747)	293,245
Total assets	882,607	(6,747)	875,860
Accounts payable	80,019	(3,079)	76,940
Other accrued liabilities	5,993	(349)	5,644
Deferred income taxes	19,204	(622)	18,582
Accumulated deficit	(24,331)	(2,697)	(27,028)
Stockholders' equity (deficit)	227,072	(2,697)	224,375
Total stockholders' equity (deficit)	230,333	(2,697)	227,636
Total liabilities, redeemable restricted units and stockholders' equity (deficit)	882,607	(6,746)	875,861

	As Reported		Under ASC 605
	for the Nine	Adjustments Due to ASC 606	For the Nine
	Months Ended		Months Ended
	September 30, 2018		September 30, 2018
Operating Cash Flows
Net income (loss)	18,875	(1,237)	17,638
Receivables	(30,102)	(859)	(30,961)
Other assets	(4,190)	(1,571)	(5,761)
Accounts payable and other accrued liabilities	(11,531)	688	(10,843)
Deferred income tax provision	3,458	506	3,964

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The provisions of this update are effective for fiscal years beginning after December 15, 2018. The Company intends to elect the optional transition method described under ASU 2018-11, and recognize a cumulative effect adjustment to the opening balance of stockholders’ equity in the period of adoption, with no restatement of comparative periods required. While the Company is currently evaluating the provisions of the pronouncement and assessing the impact on the condensed consolidated financial statements, the Company expects the recognition of right-of-use assets and lease obligations will have a material impact to the consolidated balance sheet.

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
The Company’s provision for income taxes for the nine months ended September 30, 2018 and 2017 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2018 and 2017 (in thousands):
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income (loss) before Income Taxes	$18,137	$(1,668)	$19,956	$(20,667)
Income tax provision (benefit)	1,679	(1,008)	1,081	(7,203)
Effective tax rate	9.3%	60.4%	5.4%	34.9%
The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2018 and 2017 and the US statutory rates of 21% and 35%, respectively, primarily relates to nondeductible expenses, nontaxable insurance benefits, federal income tax credits, state income taxes (net of federal benefit), and the effect of taxes on foreign earnings and certain discrete items. At September 30, 2018, the Company’s estimated annual effective tax rate also includes the impact of the new Global Intangible Low-Taxed Income (“GILTI”) tax, which is effective in 2018 as a result of the Act enacted on December 22, 2017. See further discussion below on our accounting policy associated with GILTI.

The following table presents the material discrete tax items recorded for the three and nine months ended September 30, 2018 (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Tax-deductible IPO costs	$(65)	$(546)
Share based compensation tax deduction in excess of book expense	18	(723)
Reductions to unrecognized tax benefits and related interest	(3,344)	(3,344)
Transition tax estimate update	716	716

The discrete tax items recorded for the three and nine months ended September 30, 2017 were immaterial. At September 30, 2018, our analysis is still incomplete for provisional amounts recorded for the Act at December 31, 2017, however, we have reflected a $0.7 million adjustment related to our updated estimate of the transition tax. The provisional amounts that continue to be evaluated include the estimation of the transition tax and state tax conformity issues of federal law changes. The reduction to unrecognized tax benefits and related interest is from our previously unrecognized tax benefit related to prior tax credits. The Company believes it to be reasonably possible that the amount of unrecognized tax benefits may change materially within the next 12 months, if this audit closes during that time period. The resolution of this uncertain tax position would impact the income tax provision (benefit) between $0 and $(2.4) million.

For the periods ended September 30, 2018 and December 31, 2017, the Company had a balance of unrecognized tax benefits of $2.7 million and $5.5 million respectively, which is a component of other long-term liabilities.

(in thousands)	September 30, 2018	December 31, 2017
Beginning balance	$5,506	$5,200
Additions based on tax positions taken in prior years	-	306
Reductions as a result of a lapse of the applicable statute of limitations	(2,753)	-
Reductions as a result of tax positions taken during prior periods	(93)	-
Ending balance	$2,660	$5,506

Interest and penalties related to uncertain tax positions are classified as income tax provision (benefit) in the unaudited condensed consolidated statement of comprehensive income. This amounted to $(0.5) million and $(0.4) million for the three and nine months ended September 30, 2018.
Global Intangible Low-Taxed Income:
The Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. Given the complexity of the GILTI provisions, we are still evaluating the effects of the GILTI provisions and have not yet determined our accounting policy. At September 30, 2018, because we are still evaluating the GILTI provisions and our analysis of future taxable income that is subject to GILTI, we have included GILTI related to current-year operations only in our estimated annual effective tax rate and have not provided additional GILTI on deferred items.

4.	Long-Term Debt
Long-term debt at September 30, 2018 and December 31, 2017 consists of the following (in thousands):
	September 30, 2018	December 31, 2017
Term loan agreement, maturing May 2020, terminated June 2018, effective interest rate of 12.2%	$-	$193,177
Line of credit, maturing March 2020, terminated June 2018	-	29,333
Term loan agreement, interest rate of 4.3% at September 30, 2018, maturing June 2023	197,500	-
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.7% and 4.7% at September 30, 2018 and December 31, 2017, due in monthly installments with final maturities at variousdates through October 2023, secured by related revenue equipment with a netbook value of $164.7 million and $315.7 million in September 2018 and December 2017	151,773	310,850
Note payable to limited liability company owned in part by certain officers of the Company, interest rate of 13.0% at December 31, 2017,maturing November 2020, terminated June 2018	-	25,516
Mortgage note payables, interest rates ranging from 5.25% to 6.99% at September 30, 2018 and December 31, 2017 due in monthly installments with final maturities as various dates through September 2031, secured by real estate with a net book value of $23.9 million and $24.7 million at September 2018 and December 2017	19,161	20,033
Capital lease obligations, maturing at various dates through April 2024	21,244	27,761
Other	10,749	6,134
	400,427	612,804
Less: Unamortized discount and debt issuance costs	(1,413)	(7,266)
Less: Current maturities of long-term debt	(120,305)	(132,332)
	$278,709	$473,206

New Credit Facility

In June 2018, we entered into a new credit facility (the “Credit Facility”) that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”). The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that was set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that was set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility, with the first such payment occurring on the last day of our fiscal quarter ending September 30, 2018.  The Credit Facility will mature on June 18, 2023.
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

At September 30, 2018, the Revolving Facility had issued collateralized letters of credit in the face amount of $37.5 million, with $0 borrowings outstanding and $112.5 million available to borrow.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At September 30, 2018, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
Old Term Loan Agreement

In June 2018, as a result of the offering, the Company repaid its then existing term loan and incurred a loss on early extinguishment of debt. The loss resulted from the write-off of unamortized discount and debt issuance costs of $0.6 million and $5.3 million, respectively, payment of fees to lenders of $1.4 million and third party fees of $0.1 million. The effective interest rate for the term loan at December 31, 2017 was 12.2%, including the effect of original issue discount as discussed below.
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
The Company leases certain revenue and service equipment and office and terminal facilities under long-term noncancelable operating lease agreements expiring at various dates through October 2027. Rental expense under noncancelable operating leases was approximately $19.4 million and $15.5 million for the three months ended September 30, 2018 and 2017, respectively, and $59.3 million and $55.7 million for the nine months ended September 30, 2018 and 2017, respectively. Revenue equipment lease terms for new equipment are generally three to five years for tractors and five to eight years for trailers.  The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The Company leases certain of its revenue equipment under capital lease agreements.  The terms of the capital leases expire at various dates through April 2024. Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.3 million at September 30, 2018.  The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.
6.	Related-Party Transactions
The Company had a $25.5 million note payable to a limited liability company controlled by certain officers of the Company as of December 31, 2017. The Company repaid the note in the amount of $26.6 million which included paid in kind interest of $8.6 million as of the payoff date.
The Company leased a terminal facility from entities owned by the two principal stockholders of New Mountain Lake and their respective family trusts. The lease agreement was set to expire in 2020.  Rent expense of approximately $0.5 million and $0.8 million was recognized in connection with this lease during the nine months ended September 30, 2018 and 2017, respectively. In June 2018, the Company purchased the terminal facility with proceeds from the offering for $7.5 million.

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
California Wage and Hour Class Action Litigation
In December 2015, a class action lawsuit was filed against us in the Superior Court of California, County of San Bernardino.  The case was transferred to the U.S. District Court for the Central District of California.  The putative class includes current and former truck drivers employed by us who worked or work in California after the completion of their training while residing in California since December 23, 2011 to present.  The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or break times, and were not paid premium pay in their absence, were not paid minimum wage for all hours worked, were not provided accurate and complete time and pay records and were not paid all accrued wages at the end of their employment, all in violation of California law.  The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees and costs and pre- and post-judgment interest. The matter is currently in discovery, and a jury trial is set for February 5, 2019.  We are currently unable to determine the possible loss or range of loss.  We intend to vigorously defend the merits of these claims.
Telephone Consumer Protection Act Claim
A class action was filed against us in the U.S. District Court for the Western District of Virginia in December 2017 and amended in March 2018, alleging violations of the Telephone Consumer Protection Act, for two separate proposed classes. The putative classes include all persons within the United States to whom the Company either initiated a telephone call to a cellular telephone number using an automatic telephone dialing system or initiated a call to a residential telephone number using an artificial or pre-recorded voice at any time from December 11, 2013 to present.  The lawsuit seeks statutory damages for each violation, injunctive relief and attorneys’ fees and costs.  The Company successfully moved to dismiss the claims related to calls made to residential lines on grounds that the plaintiff lacked standing to assert such claims. The Court denied the Company’s Motion to Dismiss claims for all purported class members residing outside the State of Virginia for lack of personal jurisdiction. The matter is currently in discovery and is set for trial beginning January 13, 2020.  We intend to vigorously defend the merits of these claims.
The Company had letters of credit of $37.5 million and $34.5 million outstanding as of September 30, 2018 and December 31, 2017, respectively. The letters of credit are maintained primarily to support the Company’s insurance program.
The Company had cancelable commitments outstanding at September 30, 2018 to acquire revenue and other equipment for approximately $140.9 million during the remainder of 2018 and $39.4 million during 2019. These purchase commitments are expected to be financed by long-term debt, operating leases, proceeds from sales of existing equipment, and cash flows from operations.
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

Restricted Stock Units
As part of the Reorganization, all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion, the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for the nine months ended September 30, 2018:
		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2017	446,000	$9.14
Granted	-	-
Vested-pre IPO	105,307	7.74
Forfeited-pre IPO	6,667	7.52
Unvested at June 13, 2018	334,026	9.62
Conversion in connection with IPO	4.6666667
Unvested post-IPO	1,558,787	2.06
Vested-post IPO	96,446	2.93
Unvested at September 30, 2018	1,462,341	$2.01

These restricted stock unit grants vest over periods ranging from three to seven years. The Company recognized compensation expense of $0.8 million and $0.4 million during the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018 and December 31, 2017, the Company had $2.3 million and $3.2 million in unrecognized compensation expense related to restricted stock units, which is expected to be recognized over a period of approximately 5.0 and 5.4 years, respectively.

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
The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity from June 13, 2018 to September 30, 2018:
		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at June 13, 2018	-	-
Granted	236,351	$15.84
Forfeited	7,858	16.00
Unvested at September 30, 2018	228,493	$15.83

The restricted stock grants vest over periods of one to four years. The Company recognized compensation expense of $0.4 million during the nine months ended September 30, 2018. At September 30, 2018, the Company had $3.3 million in unrecognized compensation expense related to the above restricted stock awards which is expected to be recognized over a period of approximately 3.2 years.

The following is a summary of the Incentive Plan stock option activity from June 13, 2018 to September 30, 2018:
		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at June 13, 2018	-	-
Granted	192,203	$6.09
Unvested at September 30, 2018	192,203	$6.09

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million during the nine months ended September 30, 2018. The fair value of the stock option grant was estimated using the Black-Scholes method as of the grant date using the following assumptions:

Strike price	$16.00
Risk-free interest rate	2.91%
Expected dividend yield	0%
Expected volatility	32.67%
Expected term (in years)	6.25

At September 30, 2018, the Company had $1.0 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 3.8 years.

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

Level 3	Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following table summarizes liabilities measured at fair value at September 30, 2018 and December 31, 2017 (in thousands):
	2018
	Fair Value	Input Level
Liabilities
Forward Contract	$1,993	3

	2017
	Fair Value	Input Level
Liabilities
Forward Contract	$1,985	3
The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2018 and 2017 (in thousands):
	September 30, 2018	September 30, 2017
Balance at beginning of year	$1,985	$2,683
Cash Settlement	-	-
Forward Contract Adjustment	8	(614)
Balance at end of period	$1,993	$2,069

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
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 398,260 equity awards for the three and nine months ended September 30, 2018 as inclusion would be anti-dilutive.

The basic and diluted earnings (loss) per share calculations for the three and nine months ended September 30, 2018 and 2017, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$16,458	$(660)	$18,875	$(13,464)
Net income attributable to noncontrolling interest	329	15	972	95
Net income (loss) attributable to common stockholders	$16,129	$(675)	$17,903	$(13,559)

Basic weighted average of outstanding shares of common stock	48,296	6,385	23,118	6,385
Dilutive effect of equity awards	1,301	-	520	-
Diluted weighted average of outstanding shares of common stock	49,597	6,385	23,638	6,385

Basic earnings (loss) per share	$0.33	$(0.11)	$0.77	$(2.12)
Diluted earnings (loss) per share	$0.33	$(0.11)	$0.76	$(2.12)

11.	Segment Information
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
The following table summarizes our segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Truckload	$395,167	$347,871	$1,157,731	$1,006,747
Brokerage	65,060	42,255	177,962	117,405
Total Operating Revenue	$460,227	$390,126	$1,335,693	$1,124,152

Operating Income
Truckload	$19,857	$10,496	$50,950	$15,493
Brokerage	3,035	1,038	6,814	658
Total Operating Income	$22,892	$11,534	$57,764	$16,151

A measure of assets is not applicable, as we do not prepare balance sheets by segment.

Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. Information about the geographic areas in which the Company conducts business is summarized below as of and for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
United States	$446,822	$377,458	$1,295,900	$1,086,351
Foreign countries
Mexico	13,405	12,668	39,793	37,801
Total	$460,227	$390,126	$1,335,693	$1,124,152

	As of	As of
	September 30,	December 31,
	2018	2017
Long-lived Assets
United States	$466,133	$459,021
Foreign countries
Mexico	8,595	4,884
Total	$474,728	$463,905

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, future customer relationships, future use of dedicated contracts, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our Adjusted Operating Ratio and working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, and objectives of management for future operations, including the anticipated impact of such plans, strategies, and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, among others, are forward-looking statements. Forward-looking statements may be identified by the use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends” and similar terms and phrases. Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Risk Factors,” set forth in our prospectus dated June 13, 2018, filed with the Securities and Exchange Commission (the “Commission”) pursuant to Rule 424(b) of the Securities Act, which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-224711), as amended (“Prospectus”). Readers should review and consider the factors discussed in “Risk Factors,” set forth in our Prospectus, along with various disclosures in our press releases and other filings with the Commission.

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

Overview

We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.5 billion in total operating revenue in 2017. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of September 30, 2018, our fleet consisted of approximately 6,900 tractors and approximately 16,000 trailers, including approximately 1,700 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last three years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, helped us to maintain relatively stable profitability during the weak truckload market of 2016 and early 2017, and drive significant improvements to profitability during the strong truckload market beginning in the second half of 2017. This momentum was reflected in our third quarter of 2018, which produced a 200 basis point improvement in our operating ratio, compared to our third quarter of 2017, and a 230 basis point improvement in our Adjusted Operating Ratio for the same period. For the definition of Adjusted Operating Ratio and a reconciliation to the most directly comparable GAAP measure, see “Use of Non-GAAP Financial Information.” We expect to see year-over-year quarterly operating ratio improvement through 2019, absent changes in macroeconomic conditions.

Total revenue for the third quarter of 2018 increased by $70.1 million to $460.2 million as compared to the third quarter of 2017. The increase was primarily a result of an 11.2% increase in our average revenue per loaded mile (excluding fuel surcharge revenue), a 54.0% increase in brokerage revenue to $65.1 million, and a $12.6 million increase in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, third quarter revenue increased $57.5 million to $413.9 million, an increase of 16.1% as compared to the prior year quarter.

Operating income for the third quarter of 2018 was $22.9 million which compares favorably to the $11.5 million achieved in the third quarter of 2017. Our net income attributable to controlling interest of $16.1 million in the third quarter of 2018 represents our highest net income earned in a single quarter in the Company’s history.

We continue to see an erosion of professional driver availability. As a result, we are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. Our tractor count decreased slightly during the third quarter of 2018 as compared to the second quarter of 2018, primarily due to a deceleration in the pace of hiring through the first half of the quarter, but has shown improvement in the fourth quarter to date, as our tractor count as of October 31, 2018 is higher than any point in the third quarter. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

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

Approximately 24.6% of our total tractor fleet was operated by independent contractors at September 30, 2018. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.
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
Use of Non‑GAAP Financial Information
In addition to our net income and operating ratio determined in accordance with GAAP, we evaluate operating performance using certain non-GAAP measures, including Adjusted Operating Ratio We define Adjusted Operating Ratio as operating expenses, net of fuel surcharge revenue, IPO related costs and gain or loss on fuel purchase arrangements, expressed as a percentage of revenue before fuel surcharge revenue. We believe the use of Adjusted Operating Ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices (including with respect to our fuel purchase arrangements in prior years). We focus on our Adjusted Operating Ratio as an indicator of our performance from period to period. We believe our presentation of Adjusted Operating Ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance.

The non-GAAP information provided is used by our management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating Adjusted Operating Ratio. The non-GAAP measures used herein have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management compensates for these limitations by relying primarily on GAAP results and using non-GAAP financial measures on a supplemental basis.

The table below compares our GAAP operating ratio to our non‑GAAP Adjusted Operating Ratio.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Consolidated GAAP Presentation	(Dollars in thousands)
Total operating revenue	$460,227	$390,126	$1,335,693	$1,124,152
Total operating expenses	437,335	378,592	1,277,929	1,108,001
Operating Income	$22,892	$11,534	$57,764	$16,151
Operating ratio	95.0%	97.0%	95.7%	98.6%

Truckload GAAP Presentation
Total Truckload operating revenue	$395,167	$347,871	$1,157,731	$1,006,747
Total Truckload operating expenses	375,310	337,375	1,106,781	991,254
Truckload Operating Income	$19,857	$10,496	$50,950	$15,493
Truckload operating ratio	95.0%	97.0%	95.6%	98.5%

Consolidated Non-GAAP Presentation
Total operating revenue	$460,227	$390,126	$1,335,693	$1,124,152
Fuel Surcharge	(46,340)	(33,747)	(136,140)	(97,468)
Revenue, before fuel surcharge	413,887	356,379	1,199,553	1,026,684
Total operating expenses	437,335	378,592	1,277,929	1,108,001
Adjusted for:
Fuel Surcharge	(46,340)	(33,747)	(136,140)	(97,468)
IPO related costs	–	–	(6,437)	–
Fuel purchase arrangements	–	–	–	(2,361)
Adjusted total operating expenses	390,995	344,845	1,135,352	1,008,172
Adjusted Operating Income	$22,892	$11,534	$64,201	$18,512
Adjusted Operating Ratio	94.5%	96.8%	94.6%	98.2%

Truckload Non-GAAP Presentation
Total Truckload operating revenue	$395,167	$347,871	$1,157,731	$1,006,747
Fuel Surcharge	(46,340)	(33,747)	(136,140)	(97,468)
Truckload revenue, before fuel surcharge	348,827	314,124	1,021,591	909,279
Total operating expenses	375,310	337,375	1,106,781	991,254
Adjusted for:
Fuel Surcharge	(46,340)	(33,747)	(136,140)	(97,468)
IPO related costs	–	–	(6,437)	–
Fuel purchase arrangements	–	–	–	(2,361)
Adjusted total Truckload operating expenses	328,970	303,628	964,204	891,425
Adjusted Truckload Operating Income	$19,857	$10,496	$57,387	$17,854
Truckload Adjusted Operating Ratio	94.3%	96.7%	94.4%	98.0%
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

A summary of our revenue generated by type for the three and nine months ended September 30, 2018 and 2017 is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Revenue before fuel surcharge	$413,887	$356,379	$1,199,553	$1,026,684
Fuel surcharge	46,340	33,747	136,140	97,468
Total operating revenue	$460,227	$390,126	$1,335,693	$1,124,152
For the quarter ended September 30, 2018, our total operating revenue increased by $70.1 million, or 18.0%, compared to the same quarter in 2017, and our revenue, before fuel surcharge increased by $57.5 million, or 16.1%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were improved pricing in each of our segments and increased volumes in our Brokerage segment combined with increased fuel surcharge revenues.
For the nine-month period ended September 30, 2018, our total operating revenue increased by $211.5 million, or 18.8%, compared to the same period in 2017, and our revenue, before fuel surcharge, increased by $172.9 million, or 16.8%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were improved pricing in each of our segments and increased volumes in our Brokerage segment combined with increased fuel surcharge revenues. We expect contract rates to continue to increase sequentially during the remainder of 2018 and to outpace cost inflation, absent changes in the macroeconomic environment.
A summary of our revenue generated by segment for the three and nine months ended September 30, 2018 and 2017 is as follows:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Truckload revenue, before fuel surcharge	$348,827	$314,124	$1,021,591	$909,279
Fuel surcharge	46,340	33,747	136,140	97,468
Total Truckload revenue	395,167	347,871	1,157,731	1,006,747
Brokerage revenue	65,060	42,255	177,962	117,405
Total operating revenue	$460,227	$390,126	$1,335,693	$1,124,152
The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the three and nine months ended September 30, 2018. Average tractors, average company‑owned tractors and average independent contractor tractors exclude tractors in Mexico.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Over the road
Average revenue per tractor per week	$3,957	$3,533	$3,917	$3,375
Average revenue per mile	$2.072	$1.861	$2.022	$1.804
Average revenue miles per tractor per week	1,910	1,898	1,937	1,871
Average tractors	3,511	3,765	3,574	3,810
Dedicated
Average revenue per tractor per week	$3,791	$3,612	$3,663	$3,629
Average revenue per mile	$2.281	$2.068	$2.234	$2.074
Average revenue miles per tractor per week	1,662	1,747	1,640	1,750
Average tractors	2,690	2,440	2,678	2,392
Consolidated
Average revenue per tractor per week	$3,885	$3,564	$3,808	$3,437
Average revenue per mile	$2.156	$1.938	$2.104	$1.903
Average revenue miles per tractor per week	1,802	1,839	1,810	1,824
Average tractors	6,201	6,205	6,252	6,202
For the quarter ended September 30, 2018, our Truckload revenue, before fuel surcharge increased by $34.7 million, or 11.0%, compared to the same quarter in 2017. The primary factors driving the increase in Truckload revenue were an 11.2% increase in revenue per loaded mile due to increased contract rates and increased pricing in the spot market compared to the same quarter in 2017, combined with consistent average available tractors, due to a stronger freight environment and our continued focus on executing our operating initiatives. We experienced a 4.9% decrease in our revenue miles per tractor per week in our dedicated division during the quarter due to certain accounts’ shipping patterns that performed differently than expected. However, we have taken steps to mitigate the issues and, as a result the revenue miles per tractor per week in the dedicated division improved from the 9.8% decline experienced in the second quarter of 2018. We negotiated rate increases on these accounts that improved our average revenue per loaded mile in our dedicated division by approximately 2.0% compared to the second quarter of 2018. Fuel surcharge revenue increased by $12.6 million, or 37.3%, to $46.3 million, compared with $33.7 million in the same quarter in 2017. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.62 per gallon higher in the quarter ended September 30, 2018 compared to the same quarter in 2017. The increase in fuel surcharge revenue relates to the increased fuel prices compared to the same quarter in 2017.
For the nine months ended September 30, 2018, our Truckload revenue, before fuel surcharge increased by $112.3 million, or 12.4%, compared to 2017. The primary factors driving the increase in Truckload revenue were a 10.6% increase in revenue per loaded mile, combined with a slight increase in average available tractors, due to a stronger freight environment and our operating improvements. During mid‑2017, the freight market began improving from its 2016 and early 2017 state and strengthened throughout the remainder of the year and through the first half of 2018. Fuel surcharge revenue increased by $38.7 million in the nine months ended September 30, 2018, or 39.7%, to $136.1 million, compared with $97.5 million in 2017. The DOE national weekly average fuel price per gallon averaged approximately $0.57 per gallon higher in the nine months ended September 30, 2018 compared with the same period in 2017. The increase in fuel surcharge revenue relates to the increased fuel prices compared with 2017.
The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and nine months ended September 30, 2018 and 2017.
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Gross margin percentage	13.6%	13.7%	13.3%	12.8%

For the quarter ended September 30, 2018, our Brokerage revenue increased by $22.8 million, or 54.0%, compared to the same quarter in 2017. The primary factors driving the increase in Brokerage revenue were a 16.1% increase in load count combined with a 32.6% increase in average revenue per load. Average revenue per load improved due to stronger pricing and higher fuel prices.
For the nine months ended September 30, 2018, our Brokerage revenue increased by $60.6 million, or 51.6%. The primary factors driving the increase in Brokerage revenue were an 18.2% increase in load count combined with a 28.1% increase in average revenue per load. Average revenue per load improved due to a stronger freight market and higher fuel prices.
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
Individual expense line items as a percentage of total operating revenue also are affected by fluctuations in the percentage of our revenue generated by independent contractor and brokerage loads. Expense line items relating to fuel costs for the nine months ended September 30, 2017 are also affected by the fuel purchase arrangements that were in place through December 31, 2017. We have determined that our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices, and accordingly, we terminated all fuel purchase arrangements as of December 31, 2017, and do not expect to enter into fuel purchase arrangements in the near term.
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
The following is a summary of our salaries, wages and benefits for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Salaries, wages and benefits	$128,117	$137,336	$400,742	$402,801
% of total operating revenue	27.8%	35.2%	30.0%	35.8%
% of revenue, before fuel surcharge	31.0%	38.5%	33.4%	39.2%
For the quarter ended September 30, 2018, salaries, wages and benefits decreased $9.2 million, or 6.7%, compared with the same quarter in 2017. This decrease in absolute dollar terms was due primarily to $5.9 million of lower driver wages as our company driver miles decreased 15.3% as compared to the same quarter in 2017, due primarily to independent contractor miles comprising a greater percentage of our miles. Our OTR driver pay on a per mile basis increased as a result of higher utilization and incentive-based pay as compared to the same quarter in 2017. Our office wages decreased primarily due to a $4.0 million gain on life insurance, partially offset by increased incentive plan expenses. During the three months ended September 30, 2018, our group health and workers’ compensation expense decreased approximately 16.3%, due to positive trends in our workers’ compensation and group health claims compared to the same quarter in 2017.
For the nine months ended September 30, 2018, salaries, wages and benefits decreased $2.1 million, or 0.5%, compared with the same period in 2017. This decrease in absolute dollar terms was due primarily to $7.9 million lower driver wages as our company driver miles decreased 10.4% as compared to the same period in 2017, a $4.0 million gain on life insurance offset by compensation expense related to the payout of our SARS and offering bonuses totaling $6.4 million. Our OTR driver pay on a per mile basis increased as a result of higher utilization and incentive-based pay as compared to the same period in 2017. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

Fuel and Fuel Taxes
Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for our company‑owned and leased tractors. The primary factors affecting our fuel and fuel taxes expense are the cost of diesel fuel, the miles per gallon we realize with our equipment and the number of miles driven by company drivers. Additionally, for the nine months ended September 30, 2017, our fuel expense included approximately $2.4 million in net losses under fuel purchase arrangements. These arrangements were terminated as of December 31, 2017. We believe our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices. We do not expect to enter into fuel purchase arrangements in the near term.
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
The following is a summary of our fuel and fuel taxes for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Fuel and fuel taxes	$57,423	$53,865	$173,516	$156,045
% of total operating revenue	12.5%	13.8%	13.0%	13.9%
% of revenue, before fuel surcharge	13.9%	15.1%	14.5%	15.2%
For the quarter ended September 30, 2018, fuel and fuel taxes increased $3.6 million, or 6.6%, compared with the same quarter in 2017. The increase in fuel and fuel taxes was primarily the result of an increase in diesel fuel prices compared with the same quarter in 2017, partially offset by decreased company driver miles. The average DOE fuel price per gallon increased 23.8% to $3.24 per gallon in the quarter ended September 30, 2018, compared to the same quarter in 2017, which increased the percentage of our fuel surcharge revenue passed through to independent contractors.
For the nine months ended September 30, 2018, fuel and fuel taxes increased $17.5 million, or 11.2%, compared with the same period in 2017. The increase in fuel and fuel taxes was primarily the result of an increase in diesel fuel prices compared with the same period in 2017, partially offset by decreased company driver miles. The average DOE fuel price per gallon increased 22.1% to $3.15 per gallon in the nine months ended September 30, 2018 compared with the same period in 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Fuel surcharge revenue	$46,340	$33,747	$136,140	$97,468
Less: fuel surcharge revenue reimbursed to independent contractors	11,474	4,798	29,944	13,440
Company fuel surcharge revenue	34,866	28,949	106,196	84,028
Total fuel and fuel taxes	$57,423	$53,865	$173,516	$156,045
Less: company fuel surcharge revenue	34,866	28,949	106,196	84,028
Less: fuel purchase arrangements	-	-	-	2,361
Net fuel expense	$22,557	$24,916	$67,320	$69,656
% of total operating revenue	4.9%	6.4%	5.0%	6.2%
% of revenue, before fuel surcharge	5.5%	7.0%	5.6%	6.8%
For the quarter ended September 30, 2018, net fuel expense decreased $2.4 million, or 9.5%, compared with the same quarter in 2017. During the quarter ended September 30, 2018, independent contractors accounted for 24.0% of the average tractors available compared to 12.5% in the same quarter of 2017.
For the nine months ended September 30, 2018, net fuel expense decreased $2.3 million, or 3.4% compared with the same period in 2017. The average DOE fuel price per gallon increased 22.1% to $3.15 per gallon in the nine months ended September 30, 2018 compared with the same period in 2017 and was largely offset by increases in fuel surcharge revenues. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team‑driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue) and the success of fuel efficiency initiatives.
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

The following is a summary of our vehicle rents and depreciation and amortization for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Vehicle Rents	$19,497	$15,579	$58,912	$55,747
Depreciation and amortization, net of (gains) losses on sale of property	24,541	23,264	73,396	69,022
Vehicle Rents and Depreciation and amortization of property and equipment	$44,038	$38,843	$132,308	$124,769
% of total operating revenue	9.6%	10.0%	9.9%	11.1%
% of revenue, before fuel surcharge	10.6%	10.9%	11.0%	12.2%
For the quarter ended September 30, 2018, vehicle rents increased $3.9 million, or 25.1%, compared to the same quarter in 2017. The increase in vehicle rents was primarily due to an increase in the number of tractors and trailers financed under operating leases, combined with the increased costs of new tractors and trailers. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $1.3 million, or 5.5%, compared to the same quarter in 2017. The increase was primarily the result of higher losses on sale of equipment.
For the nine months ended September 30, 2018, vehicle rents increased $3.2 million, or 5.7%, compared with the same period in 2017. The increase in vehicle rents was primarily due to increased trailers financed under operating leases combined with the higher cost of new trailers. Depreciation and amortization, net of (gains) losses on sale of property, increased $4.4 million, or 6.3%, compared with the same period in 2017. This increase was primarily due to an increase in average tractors owned offset by a decrease in average trailers owned. Over the balance of 2018, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 miles, which we expect will keep a consistent average fleet age and the mix of leased versus owned tractors approximately the same as 2017. Our mix of owned and leased equipment may vary over time due to tax, financing and flexibility, among other factors.
Purchased Transportation
Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.
The following is a summary of our purchased transportation for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Purchased transportation	$129,732	$75,624	$350,189	$213,477
% of total operating revenue	28.2%	19.4%	26.2%	19.0%
% of revenue, before fuel surcharge	31.3%	21.2%	29.2%	20.8%
For the quarter ended September 30, 2018, purchased transportation increased $54.1 million, or 71.6%, compared to the same quarter in 2017. The increase in purchased transportation was primarily due to the $22.8 million increase in Brokerage revenue, a $6.7 million increase in fuel surcharge reimbursement to independent contractors and a 93.4% increase in average independent contractors compared to the same quarter in 2017.
For the nine months ended September 30, 2018, purchased transportation increased $136.7 million, or 64.0%, compared with the same period in 2017. The increase in purchased transportation was primarily due to the $60.6 million increase in Brokerage revenue and $16.5 million in additional fuel surcharge reimbursement to independent contractors combined with a 75.9% increase in average independent contractors compared to the same period in 2017.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Purchased transportation	$129,732	$75,624	$350,189	$213,477
Less: fuel surcharge revenue reimbursed to independent contractors	11,474	4,798	29,944	13,440
Purchased transportation, net of fuel surcharge reimbursement	$118,258	$70,826	$320,245	$200,037
% of total operating revenue	25.7%	18.2%	24.0%	17.8%
% of revenue, before fuel surcharge	28.6%	19.9%	26.7%	19.5%
For the quarter ended September 30, 2018, purchased transportation, net of fuel surcharge reimbursement, increased $47.4 million, or 67.0%, compared to the same quarter in 2017. This increase was primarily due to the $22.8 million increase in Brokerage revenue, combined with a 93.4% increase in average independent contractors compared to the same quarter in 2017.
For the nine months ended September 30, 2018, purchased transportation, net of fuel surcharge reimbursement, increased $120.2 million, or 60.1%, compared with the same period in 2017. The increase in purchased transportation was primarily due to the $60.6 million increase in Brokerage revenue combined with a 75.9% increase in average independent contractors compared to the same period in 2017. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third‑party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry‑wide trucking capacity continues to tighten in relation to freight demand, especially in light of the electronic logging device (“ELD”) mandate that is expected to continue to reduce capacity, we may need to increase the amounts we pay to third‑party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.
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

The following is a summary of our operating expenses and supplies for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Operating expenses and supplies	$30,538	$32,185	$89,402	$96,724
% of total operating revenue	6.6%	8.2%	6.7%	8.6%
% of revenue, before fuel surcharge	7.4%	9.0%	7.5%	9.4%
For the quarter ended September 30, 2018, operating expenses and supplies decreased $1.6 million, or 5.1%, compared to the same quarter in 2017. The decrease was primarily due to decreased trailer maintenance expense as the average age has declined by 10 months from the average age at September 30, 2017, combined with a reduction in tractor maintenance expense as a result of increased independent contractors compared to the same quarter in 2017. Independent contractors are responsible for the maintenance of their tractor and now account for 24.1% of the total average tractors compared to 12.5% in the prior year quarter.
For the nine months ended September 30, 2018, operating expenses and supplies decreased by $7.3 million, or 7.6%, compared with the same period in 2017. This decrease was attributable primarily to decreased trailer maintenance expense as the average age has declined by 10 months from the average age at September 30, 2017, combined with a reduction in tractor maintenance expense as a result of increased independent contractors compared to the same period in 2017. Independent contractors accounted for 21.0% of the total average tractors compared to 12.0% in the prior year period. During the nine months ended September 30, 2018, our company tractor maintenance cost per mile increased as the average tractor fleet age increased three months compared to the same period in 2017. Generally, as equipment ages, the maintenance costs increase on a per‑mile basis.
Insurance Premiums and Claims
Insurance premiums and claims consists primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting our insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in our actuarial accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period‑to‑period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect our financial condition and results of operations. We renewed our liability insurance policies on September 1, 2018 and reduced our deductible to $3.0 million per occurrence.
The following is a summary of our insurance premiums and claims expense for the three and nine months ended September, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Insurance premiums and claims	$25,128	$17,533	$64,463	$52,557
% of total operating revenue	5.5%	4.5%	4.8%	4.7%
% of revenue, before fuel surcharge	6.1%	4.9%	5.4%	5.1%
For the quarter ended September 30, 2018, insurance premiums and claims increased $7.6 million, or 43.3%, compared to the same quarter in 2017. Insurance premiums and claims increased primarily due to new information on two liability events incurred in previous periods compared to the same quarter in 2017. We do not expect our insurance and claims experience in the third quarter of 2018 to be ongoing.
For the nine months ended September 30, 2018, insurance premiums and claims increased by $11.9 million, or 22.7%, compared with the same period in 2017. The increase in insurance and claims was primarily due to increased severity of liability claims combined with increased frequency of physical damage claims compared to the prior year period. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we have installed event recorders in substantially all of our tractors in our fleet as of September 30, 2018. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time. We expect to begin seeing measurable results from the event recorder installation in the second half of 2019.

Operating Taxes and Licenses

For the quarter ended September 30, 2018, operating taxes and licenses remained essentially constant at $3.5 million compared to $3.4 million for the same quarter in 2017. For the nine months ended September 30, 2018, operating taxes and licenses increased by $0.6 million, or 6.0%, compared with the same period of 2017. The increase in operating taxes and licenses for the nine months ended September 30, 2018 was primarily due to a permit fee refund recorded in the second quarter of 2017.

Communications and Utilities

For the quarter ended September 30, 2018, communications and utilities increased $0.4 million, or 21.3%, compared to the same quarter in 2017. Communications and utilities increased as we began installing event recorders in the fourth quarter of 2017 and have installed event recorders in substantially all of our tractors in our fleet as of September 30, 2018. For the nine months ended September 30, 2018, communications and utilities increased by $1.4 million, or 23.6%, compared with the same period ended in 2017. This line item has historically fluctuated slightly due to changes in revenue equipment tracking, information technology and communications costs.

General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and other operating expenses	$16,579	$17,970	$49,728	$46,007
% of total operating revenue	3.6%	4.6%	3.7%	4.1%
% of revenue, before fuel surcharge	4.0%	5.0%	4.1%	4.5%
For the quarter ended September 30, 2018, general and other operating expenses decreased $1.4 million, or 7.7%, compared to the same quarter in 2017. During the third quarter of 2017, we incurred $2.2 million related to a legal settlement.
For the nine months ended September 30, 2018, general and other operating expenses increased $3.7 million, or 8.1%, compared with the same period in 2017, primarily due to approximately $2.6 million related to our IPO, increased professional and administrative expenses and higher driver hiring related costs. Excluding the impact of IPO-related expenses, we expect general and other operating expenses to increase in the future due in part to higher driver recruiting costs related to the tightening driver market.

Interest

Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional.

The following is a summary of our interest expense for the three and nine months ended September 30, 2018 and 2017:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Interest expense, excluding non-cash items	4,806	12,436	28,204	34,770
Original issue discount and deferred financing amortization	172	753	1,559	2,209
Purchase commitment interest	(163)	(248)	8	(614)
Interest expense, net	$4,815	$12,941	$29,771	$36,365
For the quarter ended September 30, 2018, interest expense decreased $8.1 million, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to the same quarter in 2017. For periods after the repayment in connection with the IPO of our prior term loan facility, the 2007 term note and the borrowings outstanding under our prior revolving credit facility, along with the entry into our existing Credit Facility, we expect our interest expense will continue to be comparatively lower.
For the nine months ended September 30, 2018, interest expense decreased $6.6 million compared to the same period in 2017, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to the same period in 2017.
Equity in (Income)Loss of Affiliated Companies
We hold non‑controlling investments in the following entities, which are accounted for using the equity method of accounting and are reflected as a component of other long‑term assets in our consolidated balance sheets: (i) Xpress Global Systems, in which we received preferred and common equity interests representing 10% of the outstanding equity interests of Xpress Global Systems Acquisition, the purchaser of our Xpress Global Systems business in our April 2015 disposition of substantially all of our equity in that business; (ii) Parker Global Enterprises, into which we contributed substantially all of the assets and liabilities of Arnold Transportation Services, Inc. and its affiliates, and in which we hold a 45% investment; (iii) Dylka Distribuciones Logisti K, S.A. DE C.V, and XPS Logisti-K Systems, S.A. P.I. de C.V., providers of intra‑Mexico transportation services and brokerage and brokerage services, respectively, which are controlled by certain members of the management team of Xpress Internacional; and (iv) DriverTech, the provider of our in‑cab communication units.
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
Income Taxes

The following is a summary of our income tax benefit for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Income (loss) before Income Taxes	$18,137	$(1,668)	$19,956	$(20,667)
Income tax benefit	1,679	(1,008)	1,081	(7,203)
Effective tax rate	9.3%	60.4%	5.4%	34.9%

For the three months ended September 30, 2018, our adjusted effective tax rate would have been 27.5% absent a $3.3 million tax benefit relating to the resolution of a legacy tax position. For the nine months ended September 30, 2018, our effective tax rate is not a meaningful percentage as a result of interest expense associated with our legacy capital structure and one-time costs related to the offering incurred during the first half of the year. We anticipate the effective tax rate for the fourth quarter of 2018 to be between 27% and 29%.

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
We believe we can fund our expected cash needs, including debt repayment, in the short‑term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long‑term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures or as debt on our balance sheet. See “—Off-Balance Sheet Arrangements.” The availability of financing and equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.
At September 30, 2018, we had approximately $37.5 million of outstanding letters of credit, $0 in outstanding borrowings and $112.5 million of availability under our $150.0 million revolving credit facility. At December 31, 2017, we had approximately $34.5 million of outstanding letters of credit, $29.3 million in outstanding borrowings, a borrowing base of $155.0 million and $91.2 million of availability under our then existing $155.0 million revolving credit facility.

Sources of Liquidity
Credit Facility
In June 2018, we entered into a new credit facility (the “Credit Facility”) that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”). The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that was set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that was set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility, with the first such payment occurring on the last day of our fiscal quarter ending September 30, 2018.  The Credit Facility will mature on June 18, 2023.
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
At September 30, 2018, the Revolving Facility had issued collateralized letters of credit in the face amount of $37.5 million, with $0 borrowings outstanding and $112.5 million available to borrow.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At September 30, 2018, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
Secured Notes Payable
We have outstanding mortgage notes payable on three of our real property locations, including our two headquarters properties in Chattanooga, Tennessee and our facility in Springfield, Ohio. At September 30, 2018, the aggregate outstanding principal balance of these mortgages was $19.2 million, with interest at rates ranging from 5.25% to 6.99% and maturity dates through September 2031.
Equipment Installment Notes
We routinely finance the purchase of equipment, and at September 30, 2018, we had notes payable with a weighted average interest rate of approximately 4.7% per annum and an aggregate outstanding principal balance of $151.8 million, which were secured by the equipment purchased with the proceeds of such notes payable.

Miscellaneous Notes
At September 30, 2018, we had outstanding other principal indebtedness of $10.7 million. This other indebtedness is evidenced by various promissory notes bearing interest at rates ranging from 3.9% to 7.0% and maturing at various dates through August 2021.
Capital Lease Obligations
We lease certain revenue and other operating equipment under capital lease obligations. At September 30, 2018, we had capital lease obligations with an aggregate outstanding principal balance of $21.2 million secured by the equipment and maturity dates through April 2024.
Cash Flows
Our summary statements of cash flows for the nine months ended September 30, 2018 and 2017 are set forth in the table below:
	Nine Months Ended
	September 30,
	2018	2017
	(dollars in thousands)
Net cash provided by operating activities	$44,862	$33,519
Net cash used in investing actitivies	$(89,141)	$(211,833)
Net cash provided by financing activities	$41,157	$177,306
Operating Activities
For the nine months ended September 30, 2018, we generated cash flows from operating activities of $44.9 million, an increase of $11.3 million compared to the same period in 2017. The increase was due primarily to a $52.0 million increase in net income adjusted for noncash items, partially offset by a $32.2 million increase in our operating assets and liabilities combined with $8.6 million of paid in kind interest. The increase in net income adjusted for noncash items was primarily attributable to a 10.6% increase in revenue per loaded mile, increased volumes, overall improved operating performance and lower interest expense in the nine months ended September 30, 2018 as compared to the same period in 2017, partially offset by increased operating expenses and general and other corporate expenses. Our operating assets and liabilities increased $32.2 million during the nine months ended September 30, 2018 as compared to the same period in 2017, due in part to a decrease in accounts payable and other accrued liabilities related to timing of payments and increased accounts receivable related to increased operating revenue.
Investing Activities

For the nine months ended September 30, 2018, net cash flows used in investing activities were $89.1 million, a decrease of $122.7 million compared to the same period in 2017. This decrease is primarily the result of decreased equipment purchases as compared to the same period in 2017. During the first quarter of 2017, we converted approximately 2,700 tractors under operating leases to secured financing. We expect our capital expenditures for calendar year 2018 will approximate $150.0 million to $170.0 million and will be financed with secured debt. This is primarily the result of the mix of this year’s equipment replacements which will be 100% purchased with no planned off balance sheet financing.

Financing Activities

For the nine months ended September 30, 2018, net cash flows generated by financing activities were $41.2 million, a decrease of $136.1 million compared to the same period in 2017. The decrease is primarily due to decreased revenue equipment borrowings as compared to the same quarter in 2017. During the first quarter of 2017, we converted approximately 2,700 tractors under operating leases to secured financing. During June 2018, we completed our IPO and received approximately $246.7 million in cash net of expenses. The proceeds from the IPO were primarily used to pay down existing debt resulting in a net decrease of approximately $236.2 million.

Operating Leases

In addition to the net cash capital expenditures discussed above, we also acquired revenue equipment with operating leases in 2017. In the third quarter of 2018, we terminated tractor and trailer operating leases with originating values of $0.5 million and $0.2 million, respectively. In the third quarter of 2017, we acquired tractors through operating leases with gross values of $42.6 million, which were offset by operating lease terminations with originating values of $6.3 million for tractors. We acquired trailers through operating leases in the third quarter of 2017 with gross values of $27.0 million, which were offset by operating lease terminations with originating values of $0.2 million for trailers.

Working Capital

As of September 30, 2018, we had a working capital surplus of $10.9 million, representing a $38.2 million increase in our working capital from September 30, 2017, primarily resulting from increased customer receivables partially offset by increased accounts payable and accrued wages and benefits. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt as of September 30, 2018, we had a working capital surplus of $69.5 million, compared with a working capital deficit of $13.2 million at September 30, 2017.

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

Contractual Obligations
The table below summarizes our contractual obligations as of September 30, 2018:
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(dollars in thousands)
Long-term debt obligations (1)	$128,822	$83,962	$205,503	$16,853	$435,140
Capital lease obligations (2)	8,016	12,291	2,853	653	23,813
Operating lease obligations (3)	68,229	83,338	39,228	15,828	206,623
Purchase obligations (4)	140,889	39,364	-	-	180,253
Other obligations (5)	1,149	3,038	-	-	4,187
Total contractual obligations (6)	$347,105	$221,993	$247,584	$33,334	$850,016

(1)	Including interest obligations on long‑term debt, excluding fees. The table assumes long‑term debt is held to maturity and does not reflect events subsequent to September 30, 2018.
(2)	Including interest obligations on capital lease obligations.
(3)
We lease certain revenue and service equipment and office and service center facilities under long‑term, non‑cancelable operating lease agreements expiring at various dates through October 2027. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.3 million at September 30, 2018. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)
We had commitments outstanding at September 30, 2018 to acquire revenue equipment and event recorders. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long‑term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)
Represents a commitment to purchase remaining 5% interest in Xpress Internacional in 2020, based on projected earnings calculation and to fund the remaining purchase price of a small truckload carrier we acquired in 2017.

(6)	Excludes deferred taxes and long or short‑term portion of self‑insurance claims accruals.

Off-Balance Sheet Arrangements
We leased approximately 2,146 tractors and 5,956 trailers under operating leases at September 30, 2018. Operating leases have been an important source of financing for our revenue equipment. Tractors and trailers held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such equipment are reflected in our consolidated statements of operations in the line item “Vehicle rents.” Our revenue equipment rental expense was $18.3 million in the third quarter of 2018, compared with $14.4 million in the third quarter of 2017. The total amount of remaining payments under operating leases as of September 30, 2018 was approximately $206.6 million, of which $198.6 million was related to revenue equipment. The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.3 million as of September 30, 2018. The residual value of a portion of the related leased tractor equipment is covered by repurchase or trade agreements between us and equipment manufacturers. We expect the fair market value of the equipment at the end of the lease term will be approximately equal to the residual value.
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

Our market risks have not changed materially from the market risks reported in our Prospectus.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2018.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under the Credit Facility.

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

31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Chief Financial Officer
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#          Filed herewith.
##          Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: November 8, 2018	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer