Form 10-K
period 2018-12-31
US XPRESS ENTERPRISES INC
filed 2019-03-06
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018 or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38528

U.S. Xpress Enterprises, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	62-1378182
(State / other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4080 Jenkins Road
Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

(423) 510-3000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, $0.01 par value per share	The New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
[  ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
[X] Yes   [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendments to this Form 10‑K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[ ]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes  [X] No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $484.9 million (based upon the $15.14 per share closing price on that date as reported by The New York Stock Exchange).  In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 18, 2019, the registrant had 32,859,291 shares of Class A common stock and 15,486,560 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the materials from the registrant's definitive proxy statement for the 2019 Annual Meeting of Stockholders to be held on May 9, 2019, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, capital leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, future customer relationships, future use of dedicated contracts, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our Adjusted Operating Ratio and working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, and objectives of management for future operations, including the anticipated impact of such plans, strategies, and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

References in this Annual Report to “we,” “us,” “our,” or the “Company” or similar terms refer to U.S. Xpress Enterprises, Inc., and its subsidiaries.

ITEM 1.          BUSINESS

Our Business
We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.8 billion in total operating revenue in 2018. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of December 31, 2018, our fleet consisted of approximately 6,900 tractors and approximately 16,000 trailers, including approximately 1,650 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the federal electronic log mandate. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment. In June 2018, we completed our initial public offering (the “IPO”).

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi‑faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last four years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, helped us to maintain relatively stable profitability during the weak truckload market of 2016 and early 2017, and drive significant improvements to profitability during the strong truckload market beginning in the second half of 2017.
Our Service Offerings
We organize our service offerings into two reportable segments, Truckload and Brokerage. The Truckload segment offers asset‑based truckload services, including the over-the-road (“OTR”) and dedicated contract services described below. Our Brokerage segment is principally engaged in non‑asset‑based freight brokerage services. We believe many customers seek truckload operators that offer both asset‑based and non‑asset‑based services to help ensure capacity will be available as needed. We believe that each of our service offerings, on a stand‑alone revenue basis, would represent one of the largest participants in its respective market.
Below is a brief overview of our service offerings:

(1)	Based on revenue, before fuel surcharge. Approximately 2% of revenue is attributable to detention and other ancillary services.

While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico via a more variable cost model using third party carriers.  During 2018, 2017 and 2016, substantially all of our operating revenue was generated in the United States.
Customer Relationships
We maintain a diverse, long‑standing customer base that includes many Fortune 500 companies, including Amazon, Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. Our customers fall within a broad spectrum of geographies and end markets, including retail, food and beverage, e‑commerce and packages, manufacturing and consumer products. No other category comprised more than five percent of the end markets we served at December 31, 2018. Relationships with our top ten customers exceed ten years on average. For the year ended December 31, 2018, our largest customer, Walmart Inc., accounted for approximately 12% of our revenue, excluding fuel surcharge.
Tractor and Trailer Fleets
We operate a modern fleet of approximately 5,300 company‑owned tractors and approximately 16,000 trailers, and we also contract for additional tractor capacity through approximately 1,650 independent contractors, who provide both the tractor and a driver and, except for the trailer, which we generally provide, bear the operating expenses of each load. Our company tractor fleet continues to adopt the most advanced technology in today’s market including electronic logging devices (“ELDs”), electronic speed limiters, electronic roll stability, improved aerodynamics and fuel efficiency technologies, enhanced tractor connectivity with remote updating capabilities, improved automatic transmissions, lane departure and collision warning / avoidance systems and upgraded braking systems. Each of our company tractors is also equipped with onboard communication units that offer real time freight positioning to our customers and instant communication between our drivers and us, and we are currently equipping our tractors with event recorders. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time.
Tractors and trailers represent our most substantial capital investments. In general, we expect to operate a tractor for approximately 475,000 miles, which when averaged across our fleet as of December 31, 2018 equates to approximately 4.5 years of operation (while most major components are under warranty) and a trailer for up to 10 years or more of operation. We depreciate or finance our equipment over their useful lives and down to salvage values that we expect to represent fair market value at the expected time of sale. Our ongoing capital expenditures are significant, and our annual depreciation expense is expected to be approximately equal to maintenance capital expenditures, net of proceeds of dispositions, assuming a constant percentage of leased versus owned equipment and a constant trade cycle. In practice, we vary our trade cycle and financing based on the market for new and used tractors, the quality, dependability and cost per mile to operate the equipment, our capital budget, expected tax benefits and other factors. Based on the volumes we purchase, we believe that we have a cost advantage in the procurement of new tractors and trailers compared to the prices paid by small trucking companies.
Our company tractors had an average age of approximately 2.4 years at December 31, 2018. During 2019, we expect to continue to replace tractors as they reach approximately 475,000 miles, which we expect will result in an average tractor age of approximately 1.5 years at December 31, 2019.
Our Competitive Strengths
We believe the following competitive strengths provide us with a strong foundation to continue to improve our profitability and stockholder value:
Industry leading truckload operator with significant scale
As the fifth largest asset‑based truckload carrier in the United States in 2018 by total operating revenue, we believe our large scale provides us with significant benefits. These benefits include economies of scale on major expenditures such as tractors, trailers and fuel, as well as our overall infrastructure. Additionally, we can offer an enhanced value proposition for large customers who seek efficiency in sourcing capacity from a limited number of carriers and flexible capacity to accommodate seasonal surge volumes. Our established and well‑maintained terminal network is capable of handling meaningfully larger volumes without meaningful additional investment.

Complementary mix of services to afford flexibility and stability throughout economic cycles
Our service offerings have unique characteristics and are subject to differing market forces, which we believe allows us to respond effectively through economic cycles.
OTR
OTR business involves short‑term customer contracts without pricing or volume guarantees that allow us to benefit from periods of supply and demand imbalance and price volatility. This is the largest part of our business and the overall truckload market, which is currently benefiting from strength in pricing and volumes.
Dedicated
Dedicated business features committed rates, lanes and volumes under contracts that generally afford us greater revenue predictability over the contract period and help smooth the impact of market cycles. Additionally, our dedicated contract service offering generally has higher driver retention rates than our OTR service offering, which we believe is because our professional drivers prefer the more predictable time at home that dedicated routes offer. In addition, this increased visibility allows us to commit and invest fleet resources with a more predictable return profile.
Brokerage
Brokerage capacity allows us to aggregate volume and to flex the amount allocated to our own fleet with freight cycles. Typically, we allocate more loads to our OTR fleet during slow freight demand to keep our assets productive, and more loads to third‑party carriers during higher freight demand to maintain control over customer freight and make a margin on outsourcing the moves. By retaining control over significantly more freight than we are able to serve with our own assets, and allocating the available loads first to our own tractors, we have more choices for optimizing the utilization and pricing of our fleet every day and throughout market cycles.
Long‑standing, diverse and resilient customer base
We maintain a long‑standing customer base that includes many Fortune 500 companies with national footprints, including Amazon, Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. As of December 31, 2018, relationships with our top ten customers exceeded ten years on average. Our portfolio of blue‑chip customers allows us to benefit from the less cyclical and more‑stable demand from grocery and dollar stores in addition to increasing demand due to secular growth trends in end‑markets such as e‑commerce. We also benefit from significant cross‑selling opportunities among large key customers, as all of our top ten customers use at least two of our three service offerings, which allows us to have multiple points of contact with our customers and take advantage of varying bid cycles.
Modern fleet and maintenance system designed to optimize life cycle investment and minimize operating costs
Our fleet represents our largest capital investment, a visible representation of our brand for customers and drivers and a large portion of our controllable costs. We select, maintain and dispose of our fleet based on rigorous analysis of our investments and operating costs.
Our modern and well‑maintained fleet consisted of approximately 5,300 company tractors with an average age of approximately 2.4 years and approximately 16,000 trailers at December 31, 2018. We also contracted for approximately 1,650 tractors provided by independent contractors at December 31, 2018. We equip our tractors with carefully selected components based on initial cost, maintenance requirements, warranty coverage, safety and efficiency advantages, driver preference and resale value. Our company tractor fleet is technologically advanced and equipped with safety and efficiency features, including using electronic logs since 2012, electronic speed limiters, automatic transmissions, lane departure and collision warning systems, air disc brakes and high performance wide brake drums and electronic roll stability. In addition, we have installed forward‑facing event recorders in our company tractors, which we expect to further enhance our safety program and reduce insurance and claims costs over time.
Over the past several years, we have developed a disciplined and effective in‑house maintenance program designed to actively manage these assets based on customized timetables for preventive maintenance and replacement of parts. We believe this approach, coupled with our in‑house maintenance facilities and in‑house technicians dedicated to fleet maintenance, helps us effectively manage our maintenance cost per mile, keeps drivers on the road efficiently and creates an attractive asset and record for resale.

Motivated management team focused on tactical execution and leadership in the truckload market
Our management and operations team has been carefully assembled to obtain a mix of industry veterans from successful competitors and high‑performing internal candidates, all of whom are motivated to perform in our transparent, metric‑driven environment. Our President and Chief Executive Officer, Eric Fuller, has over 19 years of experience at U.S. Xpress and has been responsible for developing the team and spearheading our transformation program over the last three years. Our management team’s compensation and ownership of our common stock provide further incentive to improve business performance and profitability. In addition, with active positions in industry associations, such as the American Trucking Associations, Inc. (“ATA”), our management team provides us with a key role in the discussions that we believe are shaping the future of the industry. We believe our leadership team is well‑positioned to execute our strategy and remains a key driver of our financial and operational success.
Our Strategies
We believe we possess the scale, infrastructure and service offerings to compete effectively in our markets. We believe our opportunity for further improvement is significant, and our strategies are designed to enhance stockholder value.
Complete the implementation of our tactical initiatives and pursue additional strategic initiatives through technology
•	Fine‑tune our Load Planning Initiative to maximize use of drivers’ hours‑of‑service
•	Realize the benefits of our Fleet Management Initiative finalized in late 2018
•	Continue to develop regional freight market balance and density through our Customer Service Initiative
•	Access additional cost saving opportunities as a result of more efficient workflow environments
•	Continue developing a graph database platform that uses real‑time information and machine learning to enhance load planning capabilities
Grow profitably as appropriate to the market cycle
•	Continue to leverage our service mix to manage through all market cycles
•	Grow our revenue base prudently with a focus on dedicated contract service and brokerage by cross‑selling our services with existing customers and pursuing new customer opportunities
•	Maximize profitability for new freight across OTR and brokerage operations by selectively allocating freight to company assets
•	Seek favorable dedicated service contracts and brokerage freight to manage
•	Capitalize on current favorable truckload environment
•	Continue to secure rate increases in all of our service offerings
•
Strategically expand our fleet based on expected profitability and driver availability, including through our company‑sponsored independent contractor lease program (which has grown from zero drivers in the second quarter of 2017 to approximately 850 drivers at December 31, 2018)

•	Leverage current market conditions to accelerate timeline for enhancement of network

Capitalize on technological change and developments
•	Use our scale and relationships to gain early access to technological advances and evaluate the costs and benefits
•	Pursue artificial intelligence to accommodate individual drivers’ preferences with the goal of improving driver satisfaction and retention
•	Apply data analytics across the billions of dollars of freight spend we see every year to capture and optimize the execution of our customers’ loads and our network
•	Partner with manufacturers to test, evaluate and refine electric, autonomous and other advanced vehicle technology
•	Pursue blockchain technology to secure supply chains and our information
Maintain flexibility through long‑term enterprise planning and conservative financial policies
•	Maximize our free cash flow generation by managing expenses, taxes and capital expenditures
•	Prioritize growth in dedicated contract services, which offers more predictable revenue streams and greater asset productivity
•	Prioritize growth in brokerage, which requires limited capital investment and affords network‑balancing freight volumes
•	Monitor capital allocation to improve long‑term return on invested capital
•	Maintain a conservative leverage profile
Company Drivers
Professional truck drivers are the backbone of our success and the heart of the Company. Responsibility for driver retention flows throughout our organization and every office and maintenance employee is expected to take the necessary steps to keep our drivers satisfied and productive. Keeping our drivers satisfied and safe is the guiding principle behind our modern fleet, training programs and driver compensation. Company drivers are eligible to participate in our health care plan and certain voluntary plans, including life insurance and disability plans, dental and vision plans and our 401(k) plan.
Our drivers are subject to certain hiring guidelines related to driving history, accident and safety history, physical standards and drug and alcohol testing. Upon meeting certain criteria, applicants are invited to attend an orientation at one of our service centers. The on‑site orientation is focused on introducing a driver to the concepts and training necessary to be a successful, professional driver, including training related to safety, life on the road, our operations and equipment and electronic log operation. The on‑site orientation also includes a road test.
Independent Contractors
In addition to the company drivers that we employ, we enter into contracts with independent contractors. Independent contractors operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. Except for generally providing independent contractors with the use of our trailers, they are responsible for the ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, independent contractors can improve their own profitability and ours. We believe that the fleet of independent contractors we engage provides significant advantages that primarily arise from the motivation of business ownership. Independent contractors tend to produce more miles per tractor per week. As of December 31, 2018, the approximately 1,650 independent contractors we engage comprised approximately 26% of our available capacity, as measured by tractor count.
Services offered to independent contractors include insurance, maintenance and fuel. Through our wholly owned insurance captive subsidiary, Xpress Assurance, Inc. (“Xpress Assurance”), independent contractors can purchase occupational accident, physical damage and other types of insurance. Independent contractors also are able to procure at their expense fuel and maintenance services at our truckload service centers.

Employment
As of December 31, 2018, we employed approximately 8,912 employees, of whom approximately 6,478 were drivers, approximately 323 were maintenance technicians and approximately 2,111 were office employees, including operations staff, sales and marketing, recruiting, safety and other support personnel. None of our domestic employees are covered by a collective bargaining agreement. Our former Mexican subsidiary, Xpress Internacional, had a collective bargaining agreement with its Mexican employees on substantially the same employment terms required by Mexican law. In January 2019, we sold our interest in Xpress Internacional which employed approximately 650 employees as of December 31, 2018.
Insurance
We retain high deductibles on a significant portion of our claims exposure and related expenses associated with third party bodily injury and property damage, employee medical expenses, workers’ compensation, physical damage to our equipment and cargo loss. See “Item 1A. Risk Factors.” We currently carry the following material types of insurance, which generally have the retention amounts, maximum benefits per claim and other limitations noted:
•
commercial automobile liability excess coverage approximately $300.0 million of coverage per occurrence subject to a $3.0 million retention per occurrence with annual aggregate limits within the $3.0 to $10.0 million layer of $14.0 million and a three-year policy aggregate of $28.0 million;

•
general liability, business auto liability and excess employer’s liability coverage: approximately $300.0 million of coverage per occurrence subject to a $25,000 deductible per occurrence for general liability claims, $50,000 deductible per occurrence for business auto claims and $500,000 deductible for excess employer’s liability:

•	cargo damage and loss: $2.0 million limit per tractor or trailer subject to a $250,000 retention per occurrence;
•	workers’ compensation/employers’ liability: statutory coverage limits subject to a $500,000 retention for each accident or disease;
•
employment practices and wage and hour liability: $25.0 million aggregate limit in coverage subject to a $1.0 million retention for employment practices and  $2.5 million retention for wage and hour for either a single claim or a class action;

•	directors’ and officers’ insurance: $75.0 million aggregate limit of coverage subject to a $1.0 million retention with various sub-limits;
•	fiduciary liability policy: $10.0 million aggregate limit of coverage subject to a $10,000 retention;
•	employee healthcare: we retain each employee health care claim and maintain stop loss insurance of $1.0 million;
•	crime insurance: $5.0 million of coverage subject to a $100,000 retention; and
•	underground storage tank liability: $5.0 million in coverage with a $10,000 deductible.
Regulation
Transportation Regulations
Our operations are regulated and licensed by various government agencies, including the Department of Transportation (“DOT”), Environmental Protection Agency (“EPA”) and the Department of Homeland security (“DHS”). These and other federal and state agencies also regulate our equipment, operations, drivers and third‑party carriers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours‑of‑service. Changes to such hours‑of‑service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. While the FMCSA has proposed and implemented such changes in the past, no such changes are currently formally proposed. However, the FMCSA recently indicated it may be soon soliciting feedback from industry stakeholders regarding future hours-of service changes.  Any future changes to hours‑of‑service rules could materially adversely affect our results of operations and profitability.
There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating for our U.S. operations under this method, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rules would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis. Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review. Under the proposed rules, a carrier would be evaluated each month and could be given an “unfit” rating if the data collected from roadside inspections, investigations and onsite reviews did not meet certain standards. The proposed rule underwent a public comment period extending into May 2016 and several industry groups and lawmakers have expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”), and that the FMCSA must first finalize its review of the Compliance, Safety, Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such rule could be implemented.
In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety‑related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high‑quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance expenses, any of which could adversely affect our results of operations and profitability.
Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act, which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could materially adversely affect our results of operations and profitability.
Following the 2001 terrorist attacks, the DHS and other federal, state and municipal authorities implemented and continue to implement various security measures, including checkpoints and travel restrictions on large trucks. The Transportation Safety Administration requires that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This requirement has reduced the pool of qualified drivers who are permitted to transport hazardous materials. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time and our empty miles on customer shipments. As a result, we could possibly fail to meet certain customer needs or incur increased expenses to do so, either of which could materially adversely affect our business, financial condition and results of operations.

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours‑of‑service rules) may be fined up to $16,000 for each offense.
The final rule requiring the use of ELDs was published in December 2015. This rule requires drivers of commercial motor vehicles that are required to keep logs to be ELD‑compliant by December 2017. Enforcement of this rule was phased in, as states did not begin putting tractors out of service for non‑compliance until April 1, 2018. However, on a state‑by‑state basis, carriers were subject to citations for non‑compliance with the rule after the December 2017 compliance deadline. For those carriers who had automatic onboard recording devices (“AOBRDs”) installed prior to the December 2017 compliance deadline, the deadline to be fully compliant is December 2019. We currently use AOBRDs and intend to be fully converted to ELDs by the December 2019 deadline. We do not believe that the conversion from AOBRDs to ELDs will have any material impact on our operations. However, we believe that more effective hours‑of‑service enforcement under this rule may improve our competitive position by causing all carriers to adhere more closely to hours‑of‑service requirements.
In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. This rule is scheduled for implementation in early 2020 and may reduce the number of available drivers in an already constrained driver market.
Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver‑training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could materially adversely affect our business, financial condition and results of operations.
In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover and decreased efficiency.
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long‑standing, recognized practice, extend the Fair Labor Standards Act to independent contractors and impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractors as employees would help states with this initiative. Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If independent contractors we contract with are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings.

Environmental Regulations
From time to time we engage in the transportation of hazardous substances. Additionally, some of our tractor terminals are located in areas where groundwater or other forms of environmental contamination could occur. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Certain of our facilities have wash facilities, waste oil or fuel storage tanks and fueling islands. If we are involved in a spill or other accident involving hazardous substances, if there are releases of hazardous substances we transport, if soil or groundwater contamination is found at our facilities or results from our operations, or if we are found to be in violation of applicable laws or regulations, we could be subject to cleanup costs and liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business, financial condition and results of operations.

In August 2011, the National Highway Traffic Safety Administration (the “NHTSA”) and the EPA adopted a new rule that established the first‑ever fuel economy and greenhouse gas standards for medium and heavy‑duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium‑and heavy‑duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could materially adversely affect our business, financial condition, results of operations and profitability, particularly if such costs are not offset by potential fuel savings, but we cannot predict the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre‑emission‑rule engines, with a new frame, cab, steer axle, wheels and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published four days after the proposal became official. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy‑duty tractors that pull 53‑foot or longer box‑type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low‑rolling resistance tires and retrofitted with SmartWay‑approved aerodynamic technologies. Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and have been phased in over several years for older equipment. In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate‑change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre‑2011 model year trailers that operate in California and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise materially adversely affect our business, financial condition and results of operations.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel‑powered tractors may idle. These restrictions could force us to purchase on‑board power units that do not require the engine to idle or to alter its drivers’ behavior, which could result in increased costs.

In addition to the foregoing laws and regulations, our operations are subject to other federal, state and local environmental laws and regulations, many of which are implemented by the EPA and similar state agencies. Such laws and regulations generally govern the management and handling of hazardous materials, discharge of pollutants into the air, surface water and other environmental media, and groundwater preservation and disposal of certain various substances. We do not believe that our compliance with these statutory and regulatory measures has had a material adverse effect on our business, financial condition and results of operations.
Food Safety Regulations
In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act (“FSMA”). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices and (iv) maintenance and retention of records of written procedures, agreements and training related to the foregoing items. These requirements will take effect for larger carriers such as us in April 2017. The FSMA is applicable to us not only as a carrier, but we are also considered a shipper when acting in the role of broker. We believe we have been in compliance with the FSMA since the compliance date. However, if we are found to be in violation of applicable laws or regulations related to the FSMA, we could be subject to substantial fines, penalties and/or criminal liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
Executive and Legislative Climate
The regulatory environment has changed under the administration of President Trump. In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year. We do not believe the order has had a significant impact on our industry. However, the order, and other anti‑regulatory action by the President and/or Congress may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed or repealed regulations.
For further discussion regarding these laws and regulations, please see the section entitled “Item 1A. Risk Factors.”
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

Available Information

Our website address is investor.usxpress.com. This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other reports filed with the Securities and Exchange Commission  pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, can be obtained free of charge by visiting our website. Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

We are a Nevada corporation. We were founded by Max Fuller and Patrick Quinn in 1985 and commenced operations in the transportation business in 1986.

ITEM 1A.          RISK FACTORS
When evaluating the Company, the following discussion of risk factors, which contains forward-looking statements as discussed in Part I “Cautionary Note Regarding Forward-looking Statements” above, should be considered in conjunction with the other information contained in this Annual Report.  If we are unable to mitigate and/or are exposed to any of the following risks in the future, then there could be a material, adverse effect on our business, financial condition and results of operations.
Our business is subject to general economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.
The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:
•	recessionary economic cycles, such as the period from 2007 through 2009;
•	changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital;
•	excess truck capacity in comparison with shipping demand;
•	driver shortages and increases in drivers’ compensation;
•	industry compliance with ongoing regulatory requirements;
•	fluctuations in foreign exchange rates and imposition of domestic and foreign trade tariffs; and
•	downturns in customers’ business cycles, including as a result of declines in consumer spending.
Several of the above factors were evident in the 2016 freight environment, which led to higher inventories, weakened demand and pressure on rates. Similar conditions in the future could have a material adverse effect on our business, financial condition and results of operations.
Additionally, economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:
•	we may experience low overall freight levels, which may impair our asset utilization;
•
certain of our customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

•	freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;
•
customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

•	we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non‑revenue miles to obtain loads; and
•	lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure financing on satisfactory terms, or at all.
We are also subject to cost increases outside our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, increases in fuel prices, driver and office employee wages, purchased transportation costs, interest rates, taxes, tolls, license and registration fees, insurance, revenue equipment and related maintenance, tires and other components and healthcare and other benefits for our employees. Further, we may not be able to appropriately adjust our costs to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing level to our business needs.
In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, trade tariffs, actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.
Changing impacts of regulatory measures could impair our operating efficiency and productivity, decrease our revenues and profitability and result in higher operating costs. In addition, declines in the resale value of revenue equipment can affect our profitability and cash flows. From time to time, various U.S. federal, state or local taxes are also increased, including taxes on fuel. We cannot predict whether, or in what form, any such tax increase applicable to us will be enacted, but such an increase could materially adversely affect our profitability.
Increases in driver compensation or difficulties attracting and retaining qualified drivers could materially adversely affect our profitability and ability to maintain or grow our fleet.
Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or the scarcity or growth of loans for students who seek financial aid for driving school. Regulatory requirements, including those related to safety ratings, ELDs and hours‑of‑service changes and an improved economy could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours‑of‑service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours‑of‑service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe that the required implementation of ELDs in December 2017 and enforcement thereof in April 2018 has and may further tighten such market. A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage independent contractors. We have implemented driver pay increases to address this shortage. The compensation we offer our drivers and independent contractor expenses are subject to market conditions, and we may find it necessary to further increase driver compensation, change the structure of our driver compensation and/or become subject to increased independent contractor expenses in future periods, which could materially adversely affect our growth and profitability.
In addition, we suffer from a high turnover rate of drivers and our turnover rate is higher than the industry average and compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers in order to operate existing revenue equipment and subjects us to a higher degree of risk with respect to driver shortages than our competitors. Our use of team‑driven tractors in our expedited service offering requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. We also employ driver hiring standards, which could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, continue to adjust our compensation packages or operate with fewer tractors and face difficulty meeting shipper demands, either of which could materially adversely affect our growth and profitability.

Our engagement of independent contractors to provide a portion of our capacity exposes us to different risks than we face with our tractors driven by company drivers.
Our contracts with independent contractors are governed by the federal leasing regulations, which impose specific requirements on us and the independent contractors. If more stringent federal leasing regulations are adopted, independent contractors could be deterred from becoming independent contractor drivers, which could materially adversely affect our goal of maintaining our current fleet levels of independent contractors.
Pursuant to our fuel surcharge program with independent contractors, we pay independent contractors we contract with a fuel surcharge that increases with the increase in fuel prices. A significant increase or rapid fluctuation in fuel prices could cause our costs under this program to be higher than the revenue we receive under our customer fuel surcharge programs.
We provide financing to certain qualified independent contractors. If we are unable to provide such financing in the future, due to liquidity constraints or other restrictions, we may experience a decrease in the number of independent contractors we are able to engage. Further, if independent contractors we engage default under or otherwise terminate the financing arrangement and we are unable to find a replacement independent contractor or seat the tractor with a company driver, we may incur losses on amounts owed to us with respect to the tractor.
If the independent contractors we contract with are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be materially adversely affected.
Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long‑standing, recognized practice, to extend the Fair Labor Standards Act to independent contractors and to impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states.  Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. In addition, companies that use lease‑purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits, and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the independent contractors with whom we contract are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings, and our business, financial condition and results of operations could be materially adversely affected.
We have a history of net losses.
We have generated a profit in two of the last five years. Improving profitability depends upon numerous factors, including our ability to successfully execute both our ongoing and planned strategic initiatives, such as increasing our fleet efficiency and utilization, decreasing driver turnover and further refinement of our business mix profile. We may not be able to improve profitability in the future. If we are unable to improve our profitability, our liquidity, business, financial condition and results of operations may be materially adversely affected.

We may not be successful in achieving our business strategies.
Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including the expected expansion of our dedicated contract service and brokerage service offerings, or by changes in economic conditions. Despite the implementation of our operational and tactical strategies, we may be unsuccessful in achieving a reduction in our operating ratio and Adjusted Operating Ratio in the time frames we expect or at all. Further, our results of operations may be materially adversely affected by a failure to further penetrate our existing customer base, cross‑sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.
We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability and materially adversely affect our results of operations.
Numerous competitive factors could impair our ability to improve our profitability and materially adversely affect our results of operations, including:
•
we compete with many other truckload carriers of varying sizes and service offerings (including intermodal) and, to a lesser extent, with (i) less‑than‑truckload carriers, (ii) railroads and (iii) other transportation and brokerage companies, several of which have access to more equipment and greater capital resources than we do;

•
many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•
we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced freight demand;

•	we may have difficulty recruiting and retaining drivers because our competitors offer better compensation or working conditions;

•	some of our larger customers are other transportation companies and/or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

•	some shippers have reduced or may reduce the number of carriers they use by selecting preferred carriers as approved service providers or by engaging dedicated providers, and we may not be selected;

•	many customers periodically solicit bids from multiple carriers for their shipping needs and this process may depress freight rates or result in a loss of business to competitors;

•	consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

•
advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•	our competitors may have better safety records than us or a perception of better safety records;

•	higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation;

•
the U.S. Xpress brand name is a valuable asset that is subject to the risk of adverse publicity (whether or not justified),which could result in the loss of value attributable to our brand and reduced demand for our services;

•	competition from freight brokerage companies may materially adversely affect our customer relationships and freight rates;

•	our competitors may have better technology that may lead to increased operating efficiencies, reduced costs, a better ability to recruit drivers and more demand for their services, and

•	economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers’ ability to compete with us.

We retain high deductibles on a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings and materially adversely affect our results of operations.
We retain high deductibles on a significant portion of our claims exposure and related expenses associated with third‑party bodily injury and property damage, employee medical expenses, workers’ compensation, physical damage to our equipment and cargo loss. We currently retain a deductible of approximately $3.0 million per occurrence for automobile bodily injury and property damage through our captive risk retention group and up to $500,000 per occurrence for workers’ compensation claims, both of which can make our insurance and claims expense higher or more volatile than if we maintained lower retentions. Effective September 1, 2018, we have a $3.0 million retention and an aggregate limit of $14.0 million in our $3.0 to $10.0 million layer of excess insurance coverage for automobile bodily injury and property damage. Prior to September 1, 2018, our retention for auto liability was $5.0 million per occurrence and we were responsible for the first $5.0 million aggregate in the $5.0 million to $10.0 million layer of excess insurance coverage for automobile bodily injury and property damage. Additionally, with respect to our third‑party insurance, reduced capacity in the insurance market for trucking risks can make it more difficult to obtain both primary and excess insurance, can necessitate procuring insurance offshore, and could result in increases in collateral requirements on those primary lines that require securitization.
Prior to September 2015, our liability coverage had a limit of $100.0 million per occurrence. Given the increasingly high verdicts in trucking accident cases and our accident experience, among other factors, we increased our liability coverage limit to $300.0 million per occurrence. If any claim were to exceed coverage limits, we would bear the excess in addition to our other retained amounts. Our insurance and claims expense could increase, or we could find it necessary to raise our retained amounts or decrease our coverage limits when our policies are renewed or replaced. In addition, although we endeavor to limit our exposure arising with respect to such claims, we also may have exposure if carriers hired by our Brokerage segment are inadequately insured for any accident. Our results of operations and financial condition may be materially adversely affected if (i) these expenses increase, (ii) we are unable to find excess coverage in amounts we deem sufficient, (iii) we experience a claim in excess of our coverage limits, (iv) we experience a claim for which we do not have coverage or for which our insurance carriers fail to pay or (v) we experience increased accidents. We have in the past, and may in the future, incur significant expenses for deductibles and retentions due to our accident experience.
If we are required to accrue or pay additional amounts because claims prove to be more severe than our recorded liabilities, our financial condition and results of operations may be materially adversely affected.
We accrue the costs of the uninsured portion of pending claims based on estimates derived from our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Actual settlement of our retained claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal costs and claims that have been incurred but not reported. Due to our high retained amounts, we have significant exposure to fluctuations in the number and severity of claims. If we are required to accrue or pay additional amounts because our estimates are revised or the claims ultimately prove to be more severe than originally assessed, our financial condition and results of operations may be materially adversely affected.
Insuring risk through our captive insurance companies could materially adversely affect our operations.
We utilize two captive insurers to transfer or fund risks. Mountain Lake Risk Retention Group, Inc. (“Mountain Lake RRG”) is a state‑regulated, captive risk retention group owned by two of our operating subsidiaries, U.S. Xpress, Inc. and Total Transportation of Mississippi LLC (“Total”). Mountain Lake RRG writes the primary auto insurance liability policies for U.S. Xpress, Inc. and Total; a portion of this risk is transferred to Mountain Lake RRG and the remaining risk is retained as a deductible by the insured subsidiaries. Through our second captive insurer, Xpress Assurance, we participate as a reinsurer in certain third party risks related to various types of insurance policies sold to drivers who carry passengers in tractors and independent contractors engaged by U.S. Xpress, Inc. and Total. The use of the captives necessarily involves retaining certain risks that might otherwise be covered by traditional insurance products, and increases in the number or severity of claims that Mountain Lake RRG and Xpress Assurance insure have in the past, and could in the future, materially adversely affect our earnings, business, financial condition and results of operations.

Increases in collateral requirements that support our insurance program and could materially adversely affect our operations.
To comply with certain state insurance regulatory requirements, cash and/or cash equivalents must be paid to certain of our third‑party insurers, to state regulators and to our captive insurance companies and restricted as collateral to ensure payment for anticipated losses. Significant future increases in the amount of collateral required by third‑party insurance carriers and regulators would reduce our liquidity and could materially adversely affect our business, financial condition, results of operations and capital resources.

Our captive insurance companies are subject to substantial government regulation.

Our captive insurance companies are regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders, and generally involve:
•	approval of premium rates for insurance;

•	standards of solvency;

•	minimum amounts of statutory capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	regulation of dividend payments and other transactions between affiliates;

•	regulation of reinsurance;

•	regulation of underwriting and marketing practices;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.

These regulations may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by these subsidiaries and otherwise impede our ability to take actions we deem advisable.
Increased prices for new revenue equipment, design changes of new engines, volatility in the used equipment market, decreased availability of new revenue equipment and the failure of manufacturers to meet their obligations to us could materially adversely affect our business, financial condition, results of operations and profitability.
We are subject to risk with respect to higher prices for new tractors. We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent. Prices have increased and may continue to increase, due, in part, to government regulations applicable to newly manufactured tractors and diesel engines and due to the pricing discretion of equipment manufacturers in periods of high demand, such as this one. More restrictive EPA and state emissions standards have required vendors to introduce new engines. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise materially adversely affect our business, financial condition and results of operations as the regulations become effective.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of used tractors, availability of financing, the presence of buyers for export to foreign countries and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition and results of operations. Trades at depressed values, decreases in proceeds under equipment disposals and impairments of the carrying values of our revenue equipment could materially adversely affect our business, financial condition and results of operations.

Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. A decrease in vendor output may materially adversely affect our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late‑model fleet. Moreover, an inability to obtain an adequate supply of new tractors or trailers could have a material adverse effect on our business, financial condition and results of operations.
Certain of our revenue equipment financing arrangements have balloon payments at the end of the finance terms equal to the values we expect to be able to obtain in the used market. To the extent the used market values are lower than such balloon payments, we may be forced to sell the equipment at a loss and our results of operations would be materially adversely affected.
Our profitability may be materially adversely impacted if our capital investments do not match customer demand for invested resources or if there is a decline in the availability of funding sources for these investments.
The truckload industry generally, and our truckload offering in particular, is capital intensive and asset heavy, and our policy of maintaining a young, technology‑equipped fleet requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, our capital‑intensive Truckload segment may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer, and we may be forced to sell equipment on the open market or turn in equipment under certain equipment leases in order to right size our fleet. This could cause us to incur losses on such sales or require payments in connection with equipment we turn in, particularly during times of a softer used equipment market, either of which could have a material adverse effect on our profitability. Our ability to select profitable freight and adapt to changes in customer transportation requirements is important to efficiently deploy resources and make capital investments in tractors and trailers (with respect to our Truckload segment) or obtain qualified third‑party carriers at a reasonable price (with respect to our Brokerage segment).
We expect to pay for projected capital expenditures with cash flows from operations, proceeds from equity sales or financing available under our existing debt instruments. Although our business volume is not highly concentrated, our customers’ financial failures or loss of customer business may materially adversely affect us. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.
Upgrading our tractors to reduce the average age of our fleet may not increase our profitability or result in cost savings as expected or at all.
Upgrades of our tractor fleet may not result in an increase in profitability or cost savings. Expected improvements in operating ratio may lag behind new tractor deliveries, primarily because in executing a tractor fleet upgrade, we may experience costs associated with preparing our old tractors for trade, and our new tractors for integration into our fleet, and lost driving time while swapping revenue equipment. Further, tractor prices have increased and may continue to increase, due in part to government regulations applicable to newly manufactured tractors and diesel engines. See “—Increased prices for new revenue equipment, design changes of new engines, volatility in the used equipment market, decreased availability of new revenue equipment and the failure of manufacturers to meet their obligations to us could materially adversely affect our business, financial condition, results of operations and profitability.”
In addition, we cannot be certain that an agreement will be reached on price, equipment trade‑ins or other terms that we deem favorable. If we do enter an agreement for the purchase of new tractors, we could be exposed to the risk that the new tractor deliveries will be delayed. Accordingly, we are subject to an increased risk that upgrades of our tractor fleet will not result in the operational results, cost savings and increases in profitability that we expect.

Difficulty in obtaining materials, equipment, goods and services from our vendors and suppliers could adversely affect our business.
We are dependent upon our suppliers for certain products and materials, including our tractors, trailers and chassis. We manage our OTR fleet to an approximate 475,000 mile trade cycle with an average tractor age of approximately 2.4 years as of December 31, 2018. Accordingly, we rely on suppliers of our tractors, trailers and components to maintain the age of our fleet. If we fail to maintain favorable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we may not be able to obtain favorable pricing or other terms. As a result, our business and operations could be adversely affected.
We are dependent on systems, networks and other information technology assets (and the data contained therein) and a failure in the foregoing, including those caused by cybersecurity breaches, could cause a significant disruption to our business.
Our business depends on the efficient and uninterrupted operation of our systems, networks and other information technology assets (and the data contained therein). This includes information and electronic data interchange systems that we have developed, both by creating these systems in‑house or by adapting purchased or off‑the‑shelf applications to suit our needs. Our information and electronic data interchange systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and load tracking and storing the data related to the foregoing activities. We also maintain information security policies to protect our systems, networks and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware and viruses; however, such policies cannot ensure the protection of our systems, networks and other information technology assets (and the data contained therein). We currently maintain our hardware systems and infrastructure at our Chattanooga, Tennessee headquarters, along with an off‑site secondary data center and computer equipment at each of our truckload service centers. If we are unable to prevent system violations or other unauthorized access to our systems, networks and other information technology assets (and the data contained therein), we could be subject to significant fines and lawsuits and our reputation could be damaged, or our business operations could be interrupted, any of which could have a material adverse effect on our financial performance and business operations.
Our operations, and those of our technology and communications service providers are vulnerable to interruption by fire, natural disasters, power loss, telecommunications failure, network disruptions, cyber‑attacks, terrorist attacks, Internet failures, malicious intrusions, computer viruses and other events that may be beyond our control. Although we attempt to reduce the risk of disruption to our business operations through redundant computer systems and networks, backup systems and a disaster recovery off‑site alternate location, there can be no assurance that such measures will be effective. If any of our critical information technology assets fail or become otherwise unavailable, whether as a result of a cybersecurity breach, upgrade project or otherwise, we would have to perform certain functions manually, which could temporarily impact our ability to manage our fleet efficiently, respond to customers’ requests effectively, maintain billing and other records reliably, and bill for services and prepare financial statements accurately or in a timely manner. Although we maintain business interruption insurance, it may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers or impact our ability to manage our operations and report our financial performance, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are currently dependent on a single vendor platform to support certain information technology functions. If the stability or capability of such vendor is compromised and we were forced to migrate to a new platform, it could materially adversely affect our business, financial condition and results of operations.
Our existing and future indebtedness could limit our flexibility in operating our business or adversely affect our business and our liquidity position.
We have significant amounts of indebtedness outstanding, including obligations under a new credit facility (the “Credit Facility”) we entered into in June 2018 that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”), equipment installment notes, capital leases and secured notes . Such amounts of indebtedness, as of December 31, 2018, include the Term Facility in the amount of $195.0 million, the Revolving Facility with an outstanding amount of  $0, equipment installment notes of $184.9 million, capital lease obligations of $20.3 million and secured notes payable of $18.9 million. While our goal is to reduce our leverage, our indebtedness may increase from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in financing agreements governing such indebtedness could:

•	make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

•	limit our ability to obtain additional financing to operate our business;

•
require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

•	expose us to the risk of increased interest rates relating to any of our indebtedness at variable rates;

•	limit our flexibility to plan for and react to changes in our business and/or changing market conditions;

•	place us at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us;

•	limit our ability to pursue acquisitions or cause us to make non‑strategic divestitures; and

•	increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. Significant repayment penalties may limit our flexibility. In addition, our Credit Facility contains usual and customary restrictive covenants for a facility of this nature including, among other things, restrictions on our ability to incur additional indebtedness or issue guarantees, to create liens on our assets, to make distributions on or redeem equity interests, to make investments, to transfer or sell properties or other assets and to engage in mergers, consolidations, or acquisitions, and requires us to meet specified financial ratios and tests.
In the future, we may need to obtain additional financing that may not be available or, if it is available, may result in a reduction in the percentage ownership of our then‑existing stockholders.
We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships;

•	respond to competitive pressures; and

•	acquire complementary businesses, technologies, products or services.

If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then‑existing stockholders may be reduced, and holders of these securities may have rights, preferences or privileges senior to those of our then‑existing stockholders.

Fluctuations in the price or availability of fuel or surcharge collection may increase our costs of operation, which could materially adversely affect our profitability.
Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, depreciation of the dollar against other currencies and hurricanes and other natural or man‑made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, including China, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially adversely affect our business, financial condition and results of operations.
Fuel also is subject to regional pricing differences and is often more expensive on the West Coast of the United States, where we have operations. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a material adverse effect on our operations and profitability. While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with non‑revenue generating miles, the time when our engines are idling and fuel for refrigeration units on our refrigerated trailers. Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. During periods of low freight volumes, shippers can use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs. There is no assurance that our fuel surcharge program can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program.
As of December 31, 2018, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.
We operate in a highly regulated industry, and increased direct and indirect costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our business.
We have authority to operate in the United States, as granted by the DOT, Mexico (as granted by the Secretaría de Comunicaciones y Transportes), and various Canadian provinces (as granted by the Ministries of Transportation and Communication in such provinces). In the United States, we are also regulated by the EPA, the DHS and other agencies in states in which we operate. Our company drivers, independent contractors and third‑party carriers also must comply with the applicable safety and fitness regulations of the DOT, including those relating to drug and alcohol testing, driver safety performance and hours‑of‑service. Matters such as weight, equipment dimensions, exhaust emissions, fuel efficiency and hazardous material transportation, storage and disposal are also subject to government regulations. We also may become subject to new or more restrictive regulations relating to fuel efficiency, exhaust emissions, hours‑of‑service, drug and alcohol testing, ergonomics, on‑board reporting of operations, collective bargaining, security at ports, speed limiters, driver training and other matters affecting safety or operating methods. Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations. In addition, the Trump administration has indicated a desire to reduce regulatory burdens that constrain growth and productivity and also to introduce legislation such as infrastructure spending that could improve our growth and productivity, to the extent implemented.
In January 2016, the FMCSA proposed changes to the DOT’s safety rating system, which would determine unfit carriers on a monthly basis using roadside inspection data in addition to investigations and onsite reviews. This change was expected to significantly increase the number of carriers deemed unfit and potentially unable to continue to operate. In March 2017, in response to significant objection by the industry, the FMCSA withdrew the proposed changes but noted that new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such new rule could be implemented. In addition, The FMCSA is currently in the process of making changes to the CSA program that are contingent on the results of a new modeling theory and public feedback. However, the nature of such changes is unknown. New rulemaking related to the DOT’s safety rating system or changes to the CSA program that impacts our safety rating or CSA scores could materially adversely affect our results of operations.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The compliance date for this rule is early 2020. In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016 and (ii) a rule setting forth minimum driver‑training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016 with a compliance date in February 2020. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and/or driver availability, either of which could materially adversely affect our business, financial condition and results of operations.
Recent court decisions have determined that certain state wage and hour laws are not preempted by federal law. Although the FMCSA recently determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws.  Such determination by the FMCSA is currently being appealed. Current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from federal law. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. Legislation to preempt state and local wage and hour laws has been proposed in the past; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover and decreased efficiency, any of which could adversely affect our results of operations.
The NHTSA, the EPA and certain states, including California, have adopted regulations that are aimed at reducing tractor emissions and/or increasing fuel economy of the equipment we use. Certain of these regulations are currently effective, with stricter emission and fuel economy standards becoming effective over the next several years. Other regulations have been proposed that would similarly increase these standards. The effects of these regulations have been and may continue to be increases in new tractor and trailer prices, additional parts and maintenance costs, impaired productivity and uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment. Such effects could materially adversely affect our business, financial condition and results of operations.
Changes in existing regulations and implementation of new regulations, such as those related to trailer size limits, emissions and fuel economy, hours‑of‑service, mandating ELDs and drug and alcohol testing, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our results of operations.
Safety‑related evaluations and rankings under CSA could materially adversely affect our profitability and operations, our ability to maintain or grow our fleet and our customer relationships.
Under the CSA program, fleets are evaluated and ranked against their peers based on certain safety‑related standards. As a result, our fleet could be ranked poorly as compared to peer carriers. We recruit and retain first‑time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driver recruitment by causing high‑quality drivers to seek employment with other carriers or limit the pool of available drivers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would materially adversely affect our business, financial condition and results of operations. In addition, future deficiencies could increase our insurance expenses. Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver‑related compensation costs. Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores. Since our driver turnover is higher than the industry average, any events that decrease the pool of available drivers or increase the competition for drivers may have a disproportionately negative impact on us versus our competitors.

Certain of our subsidiaries are currently exceeding the established intervention thresholds in one or more of the seven CSA safety‑related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could materially adversely affect our business, financial condition and results of operations. In addition, customers may be less likely to assign loads to us. While we have put procedures in place in an attempt to address areas where we are exceeding and have in the past exceeded the thresholds, we cannot assure you these measures will be effective.
In December 2015, Congress passed the FAST Act, which calls for significant CSA reform. The FAST Act directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high‑risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study.   Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds.  The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback.  Thus, it is unclear if, when and to what extent such changes to the CSA program will occur.   However, any changes that increase the likelihood of us receiving unfavorable scores could materially adversely affect our results of operations and profitability.
Receipt of an unfavorable DOT safety rating could have a material adverse effect on our operations and profitability.
We currently have a satisfactory DOT rating for our U.S. operations, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations.
The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under regulations that were proposed in 2016, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on‑road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. The proposed regulations were withdrawn in March 2017, but the FMCSA noted that a similar process may be initiated in the future. If similar regulations were enacted and we were to receive an unfit or other negative safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations. In addition, poor safety performance could lead to increased risk of liability, increased insurance, maintenance and equipment costs and potential loss of customers, which could materially adversely affect our business, financial condition and results of operations.
We face litigation risks that could have a material adverse effect on the operation of our business.
Our business is subject to the risk of litigation by employees, applicants, independent contractor drivers, customers, vendors, government agencies and other parties through private actions, class actions, administrative proceedings, regulatory actions and other processes. Recently, we and several other trucking companies have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, minimum wage, meal and rest periods, overtime eligibility and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by other carriers.
These types of cases have increased since March 2014 when the Ninth Circuit Court of Appeals held that the application of California state wage and hour laws to interstate truck drivers is not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws.  The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. As a result, we, along with other companies in the industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. In the past, certain legislators have proposed federal legislation to solidify the preemption of state and local wage and hour laws applied to interstate truck drivers; however, passage of such legislation is uncertain. If federal legislation is not passed, we may either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover and decreased efficiency.

The outcome of litigation, particularly class action lawsuits, such as our pending wage and hour class action lawsuit, and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. See “Item 3. Legal Proceeding.” Additionally, the cost to defend litigation may also be significant. Not all claims are covered by our insurance (including wage and hour claims), and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our retention amounts, or cause increases in future premiums, the resulting expenses could have a material adverse effect on our business, financial condition and results of operations.
In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs. For example, in April 2015, a tractor operated by Total was involved in an accident that resulted in five fatalities, as well as injuries to additional passengers in the impacted vehicles. We expect all claims related to that accident will be resolved within our aggregate coverage limits.
We are a defendant in purported class action lawsuits arising out of our IPO and we may be involved in additional litigation in the future. Such lawsuits could result in substantial costs and divert management's attention.
In 2018, a purported class action lawsuit alleging violations of federal securities laws was filed naming us and certain of our officers and directors as defendants. Plaintiffs also named as defendants the underwriters in our IPO. Since then, several other actions making substantially the same allegations have been filed. The plaintiffs in these lawsuits generally allege that our registration statement and prospectus related to our IPO contained materially false or misleading statements.  These lawsuits may divert financial and management resources that would otherwise be used to benefit our operations. Although we deny the material allegations in the lawsuits and intend to defend ourselves vigorously, defending the lawsuits could result in substantial costs. No assurances can be given that the results of these matters will be favorable to us. In addition, we may be the target of securities-related litigation in the future, both related and unrelated to the existing class action lawsuits. Such litigation could divert our management’s attention and resources, result in substantial damages, costs and expense and have an adverse effect on our business, financial condition and results of operations.
We are generally obligated to indemnify our current and former directors and officers in connection with lawsuits and related litigation or settlement amounts. We maintain director and officer insurance to protect us from such lawsuits, however, we are responsible for meeting certain deductibles under the policies.  In addition, we cannot assure you that such policies will adequately protect us from lawsuits or that costs and expenses related to lawsuits will not exceed the coverage provided under such policies. Further, as a result of the pending lawsuits, the costs of director and officer insurance may increase and the availability of coverage may decrease. As a result, we may not be able to maintain our current levels of director and officer insurance at a reasonable cost, or at all, which might make it more difficult to attract qualified candidates to serve as executive officers or directors.  The effect of these lawsuits involving our officers and directors and the resolution of these matters may result in significant damages, costs and expenses, which could have a material adverse impact on our business, financial condition and results of operations.
We evaluate these and other litigation claims and legal proceedings to assess the probability of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from our current assessments and estimates, and any adverse resolution of litigation pending or threatened against us could have a material adverse impact on our business, financial condition and results of operations

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could materially adversely affect our business, financial condition and results of operations.
We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans. While we have employment agreements in place with these executives, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with these executives is terminated under certain circumstances. Further, turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel and could have a material adverse effect on our operations and future profitability. We must recruit, develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency and positioning ourselves for long‑term operating revenue growth.
We have several major customers, and the loss of, or significant reduction of business with, one or more of them could have a material adverse effect on our business, financial condition and results of operations.
A significant portion of our revenue is generated from a small number of major customers, the loss of, or significant reduction of business with, one or more of which could have a material adverse effect on our business. For the year ended December 31, 2018, our top 25 customers, based on revenue, accounted for approximately 70.9% of our revenue; our top ten customers, approximately 56.6% our revenue; our top five customers, approximately 38.7% of our revenue; and our largest customer, Walmart Inc., accounted for approximately 11.8% of our revenue, in each case, calculated excluding fuel surcharge. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which circumstances could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization or reduce the size of our fleet. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations and ability to meet our current and long‑term financial forecasts.
Economic conditions and capital markets may materially adversely affect our customers and their ability to remain solvent. Our customers’ financial difficulties can negatively impact our results of operations and financial condition and our ability to comply with the covenants under our debt agreements, especially if they were to delay or default on payments to us. Generally, we do not have contractual relationships that guarantee any minimum volumes with our customers, and we cannot assure you that our customer relationships will continue as presently in effect. Our dedicated contract service offering is typically subject to longer term written contracts than our OTR service offering. However, certain of these contracts contain cancellation clauses, including our “evergreen” contracts, which automatically renew for one year terms but that can be terminated more easily. There is no assurance any of our customers, including our dedicated contract customers, will continue to utilize our services, renew our existing contracts, or continue at the same volume levels. Despite the existence of contractual arrangements with our customers, certain of our customers may nonetheless engage in competitive bidding processes that could negatively impact our contractual relationship. In addition, certain of our major customers may increasingly use their own truckload and delivery fleets, which would reduce our freight volumes. A reduction in or termination of our services by one or more of our major customers, including our dedicated contract customers, could have a material adverse effect on our business, financial condition and results of operations.
In addition, the size and market concentration of some of our customers may allow them to exert increased pressure on the prices, margins and non‑monetary terms of our contracts.
We depend on third‑party service providers, particularly in our Brokerage segment, and service instability from these providers could increase our operating costs and reduce our ability to offer brokerage services, which could materially adversely affect our revenue, business, financial condition, results of operations and customer relationships.
Our Brokerage segment is dependent upon the services of third‑party carriers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers’ freight and we do not employ the providers directly involved in delivering the freight. These third‑party providers may seek other freight opportunities and/or require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, interruptions in service due to labor disputes, driver shortage, changes in regulations impacting transportation and changes in transportation rates.

We may not make acquisitions in the future, which could impede growth, or if we do, we may not be successful in integrating any acquired businesses, either of which could have a material adverse effect on our business.
Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. We currently do not expect to make any material acquisitions over the next few years, which could impede growth. If we do make acquisitions, we cannot assure that we will be successful in negotiating, consummating or integrating the acquisitions. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:
•	some of the acquired businesses may not achieve anticipated revenue, earnings or cash flows;
•	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
•
we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•	acquisitions could disrupt our ongoing business, distract our management and divert our resources;
•	we may experience difficulties operating in markets in which we have had no or only limited direct experience;
•	we could lose customers, employees and drivers of any acquired company;
•	we may incur additional indebtedness; and
•	we may issue additional shares of our Class A common stock, which would dilute the ownership of our then‑existing stockholders.
We are subject to certain risks arising from our Mexican operations.
We have operations in Mexico, representing approximately 3.0% of our revenue in 2018, excluding fuel surcharge. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico through a more variable cost model using third party carriers. As a result, we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, economic sanctions and social, political and economic instability. We must also comply with applicable anti‑corruption and anti‑bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials. We cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations and our consolidated performance.

In addition, if we are unable to maintain our Free and Secure Trade (“FAST”), Business Alliance for Secure Commerce (“BASC”) and U.S. C‑TPAT certification statuses, we may have significant border delays, which could cause our Mexican operations to be less efficient than those of competitor truckload carriers also operating in Mexico that obtain or continue to maintain FAST, BASC and C‑TPAT certifications. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Mexican government, to the extent not preempted by the terms of the North American Free Trade Agreement (“NAFTA”) or its proposed replacement, the United-States-Mexico-Canada Agreement (“USMCA”), which is waiting congressional approval. In addition, changes to NAFTA, USMCA (if enacted) or other treaties governing our business could materially adversely affect our international business.  It is also uncertain how the USMCA, if enacted, will impact foreign trade and our Mexican operations. Factors that substantially affect the operations of our business in Mexico may have a material adverse effect on our overall results of operations. Additionally, the management team for our Mexican operations is relatively small and each member of the management team has significant impact on the performance and results of our Mexican operations. The loss of one or more of the management members could have a negative effect on our Mexican revenue and results of operations and on our consolidated performance.
Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.
Actions by the Trump administration have led to the imposition of tariffs on certain imported steel and aluminum. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.
Our business depends on our reputation and the value of the U.S. Xpress brand, and if we are unable to protect our brand name or proprietary and other intellectual property rights, our competitive position may be harmed.
We believe that the U.S. Xpress brand name symbolizes high‑quality service and reliability and is a significant sales and marketing tool to which we devote substantial resources to promote and protect. Adverse publicity, whether or not justified, related to activities by our drivers, independent contractors or agents, such as accidents, customer service issues or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. With the increased use of social media outlets, adverse publicity can be disseminated quickly and broadly, making it difficult for us to respond effectively. Damage to our reputation and loss of value in our brand could reduce the demand for our services and have a material adverse effect on our financial condition and results of operations, and require additional resources to rebuild our reputation and restore the value of our brand.
In addition, we depend on the protection of our proprietary and other intellectual property rights, including service marks, trademarks, domain names, patents, copyrights, confidential information and similar intellectual property rights. We rely on a combination of laws and contractual restrictions with employees, independent contractors, customers, suppliers, affiliates and others to establish and protect these proprietary and other intellectual property rights. Despite our efforts to protect our proprietary and other intellectual property rights, third parties may use our proprietary and other intellectual property information without our authorization and may otherwise misappropriate, infringe or violate the same, and efforts to prevent or police such unauthorized use or misappropriation, including instituting litigation, may consume significant resources, which could materially adversely affect our business, distract our management and divert our resources.
Developments in labor and employment law and any unionizing efforts by employees could have a material adverse effect on our results of operations.
We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees, such as the previously proposed federal legislation referred to as the Employee Free Choice Act, which would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency and ability to generate acceptable returns on the affected operations. Our former Mexican subsidiary, Xpress Internacional, had a collective bargaining agreement with its Mexican employees on substantially the same employment terms required by Mexican law. We disposed of our interest in Xpress Internacional in January 2019.

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis exemption from overtime payments for executive, administrative and professional employees. The rule increases the minimum salary from the current amount of $23,660 to $47,476 and up to 10% of non‑discretionary bonus, commission and other incentive payments can be counted towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the Department of Labor challenging the rule. However, any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we are required to pay to currently exempt employees to maintain their exempt status may have a material adverse effect on our business, financial condition and results of operations.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments after the winter holiday season. Revenue may also be adversely affected by inclement weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. We also may suffer from weather‑related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets or adversely affect the business or financial condition of our customers, any of which could materially adversely affect our results of operations or make our results of operations more volatile.
Our total assets include goodwill and other intangibles. If we determine that these items have become impaired in the future, net income could be materially adversely affected.
As of December 31, 2018, we had recorded goodwill of $57.7 million and other intangible assets of $28.9 million primarily as a result of certain customer relationships connected with certain acquisition‑related transactions and trade names. Goodwill represents the excess of the consideration paid by us over the estimated fair value of identifiable net assets acquired by us. We may never realize the full value of our goodwill or intangible assets. Any future determination requiring the write‑off of a significant portion of goodwill or other intangible assets would have a material adverse effect on our business, financial condition and results of operations.
Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially adversely affect our tax obligations and effective tax rate.
In December 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the 2017 Tax Cuts and Jobs Act (the “Act”). The new law requires complex computations not previously required by U.S. tax law. As such, the application of accounting guidance for such items is currently uncertain. Further, compliance with the new law and the accounting for such provisions require preparation and analysis of information not previously required or regularly produced. In addition, the U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in future periods. Accordingly, while we have provided a provisional estimate on the effect of the new law in our accompanying audited financial statements, further regulatory or U.S. generally accepted accounting principles (“GAAP”) accounting guidance for the law, our further analysis on the application of the law, and refinement of our initial estimates and calculations could materially change our current provisional estimates, which could in turn materially affect our tax obligations and effective tax rate. There are also likely to be significant future impacts that these tax reforms will have on our future financial results and our business strategies. In addition, there is a risk that states or foreign jurisdictions may amend their tax laws in response to these tax reforms, which could have a material adverse effect on our results.

The price of our Class A common stock may fluctuate significantly.
The trading price of our Class A common stock has been and is likely to continue to be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above and the following:
•	actual or anticipated fluctuations in our quarterly or annual financial results;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•
failure of industry or securities analysts to maintain coverage of us, changes in financial estimates or downgrades of our Class A common stock or our sector by any industry or securities analysts that follow us or our failure to meet such estimates;

•	downgrades in our credit ratings or the credit ratings of our competitors;

•	market factors, including rumors, whether or not correct, involving us or our competitors;
•
unfavorable market reactions to allegations regarding the safety of our or our competitors' services and costs or negative publicity arising out of any potential litigation and/or government investigations resulting therefrom;

•	fluctuations in stock market prices and trading volumes of securities of similar companies;

•	sales or anticipated sales of large blocks of our Class A common stock;

•	short selling of our Class A common stock by investors;

•
limited "public float" in the hands of a small number of persons whose sales or lack of sales of our Class A common stock could result in positive or negative pricing pressure on the market price for our Class A common stock;

•	our ability to satisfy our ongoing capital requirements and unanticipated cash needs or adverse market reaction to any additional indebtedness we may incur or securities we may issue in the future;

•	additions or departures of key personnel;

•	announcements of new commercial relationships, acquisitions or other strategic transactions, or entry into new markets or exit from markets by us or our competitors;

•	failure of any of our initiatives, including our growth strategy, to achieve commercial success;

•	regulatory or political developments;

•	changes in accounting principles or methodologies;

•	litigation or governmental investigations;

•	negative publicity about us in the media and online; and

•	general financial market conditions or events.
Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations sometimes have been unrelated or disproportionate to the operating performance of those companies. In addition, certain index providers, such as FTSE Russell and S&P Dow Jones, have announced restrictions that limit or preclude inclusion of companies with multiple-class share structures in certain indexes. Because of our dual-class structure, we may be excluded from these indexes and we cannot assure you that other stock indexes will not take similar actions. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. These and other factors may cause the market price and demand for our Class A common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of Class A common stock and may otherwise adversely affect the price or liquidity of our Class A common stock.

We previously identified material weaknesses in our internal control over financial reporting. If our remediation of these material weaknesses is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.
Prior to the IPO, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Since the IPO, we have been required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which has required management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 (including an auditor attestation on management's internal controls report) until our annual report on Form 10-K for the fiscal year ending December 31, 2019.
As disclosed in Item 9A of this report, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting. We are currently in the process of remediating these material weaknesses. However, there is no assurance that we will effectively remediate these material weaknesses or that we will not identify additional material weaknesses in our internal control over financial reporting in the future.
If we fail to effectively remediate the material weaknesses in our control environment, if we identify future material weaknesses in our internal controls over financial reporting, or if we are unable to comply with the demands that have been placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.
If securities or industry analysts do not publish or cease publishing research or reports about us, our business, our market or our competitors, or if they change their recommendations regarding our Class A common stock in a negative way, the price and trading volume of our Class A common stock could decline.
The trading market for our Class A common stock is influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who cover us change their recommendation regarding our Class A common stock in a negative way, or provide more favorable relative recommendations about our competitors, the price of our Class A common stock would likely decline. If any analyst who covers us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our Class A common stock price or trading volume to decline.
The large number of shares eligible for public sale in the future, or the perception of the public that these sales may occur, could depress the market price of our Class A common stock.
The market price of our Class A common stock could decline as a result of (i) sales of a large number of shares of our Class A common stock, particularly sales by our directors, employees (including our executive officers) and significant stockholders, and (ii) a large number of shares of our Class A common stock being registered or offered for sale (including upon the conversion of Class B shares for Class A shares and the subsequent sale by the holders thereof). These sales, or the perception that these sales could occur, may depress the market price of our Class A common stock. Any shares of Class B common stock sold by the selling stockholders will automatically convert to Class A common stock upon such sale. In addition to the sale of existing Class A shares, our charter does not limit the conversion of shares of Class B common stock into shares of Class A common stock upon transfer by the holders thereof and as a result, all of the shares of Class B common stock may be converted into shares of Class A common stock, which could have a negative effect on the market price of the outstanding shares of Class A common stock.

The dual class structure of our common stock has the effect of concentrating voting control with certain members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them), which limits or precludes the ability of other stockholders to influence corporate matters.
Our Class B common stock has five votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, Messrs. Max Fuller and Eric Fuller and Ms. Pate (collectively, the "Qualifying Stockholders") and certain trusts for the benefit of any of them or their family members or certain entities owned by any of them or their family members (collectively with the Qualifying Stockholders, the "Class B Stockholders"), hold approximately 70.1% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class B common stock and Class A common stock, the Class B Stockholders collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 16.7% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future. The interests of the Class B Stockholders may conflict with the interests of our other stockholders, and they may take actions affecting us with which other stockholders disagree. For example, the Class B Stockholders could take actions that would have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to us and our stockholders. In addition, certain of the Class B Stockholders have been engaged from time to time in certain related party transactions with us. Further, Messrs. Eric Fuller and Max Fuller and Mses. Pate and Janice Fuller, the wife of Max Fuller, have entered into a voting agreement (the "Voting Agreement") under which each has granted a voting proxy with respect to the shares of Class B common stock subject to the voting agreement. Mr. Eric Fuller and Ms. Janice Fuller have initially designated Mr. Max Fuller as his or her proxy and Mr. Max Fuller and Ms. Pate have each initially designated Mr. Eric Fuller as his or her proxy. Accordingly, upon death or incapacity of any of Messrs. Eric Fuller or Max Fuller or Ms. Pate, voting control would remain concentrated with certain members of the Fuller and/or Quinn families.
Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except for transfers among certain members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them) effected for estate planning or charitable purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.
Furthermore, as a "controlled company" within the meaning of the NYSE rules, we qualify for and, in the future, may opt to rely on, exemptions from certain corporate governance requirements, including having a majority of independent directors, as well as having nominating and corporate governance and compensation committees composed entirely of independent directors.  If in the future we choose to rely on such exemptions, the interests of our Qualifying Stockholders may differ from those of our other stockholders and the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
We do not currently expect to pay any cash dividends.
The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, including restrictive covenants contained in our financing agreements, restrictions imposed by applicable law, capital requirements and other factors our Board of Directors deems relevant. Additionally, under our Credit Facility, our subsidiaries are restricted from paying cash dividends except in limited circumstances. Accordingly, in order for stockholders to realize a gain on their investment, the price of our common stock would need to increase, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

The requirements of being a public company may strain our resources and divert management’s attention, which could lower our profits or make it more difficult to run our business.
As a public company, we have incurred and will incur significant legal, accounting and other expenses that we would not have incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with complying with the Exchange Act and the Sarbanes-Oxley Act and related rules implemented by the SEC and the NYSE. Complying with these reporting and other regulatory requirements will continue to be time consuming and will result in increased costs to us and could have a negative effect on our business, financial condition and results of operations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing.  In addition, our management will need to continue to devote a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.
Our Second Amended and Restated Articles of Incorporation ("Articles of Incorporation"), our Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board of Directors or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board of Directors to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.
Our Articles of Incorporation designate the Eighth Judicial District Court of Clark County of the State of Nevada as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our Articles of Incorporation provide that, unless we consent in writing to an alternative forum, the Eighth Judicial District Court of Clark County of the State of Nevada will be the sole and exclusive forum for any and all actions, suits or proceedings, whether civil, administrative or investigative or that asserts any claim or counterclaim brought in our name or on our behalf, any derivative action (i) asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or employees to us or our stockholders, (ii) arising or asserting a claim arising pursuant to any provision the Nevada Statutes, our Articles of Incorporation or our Bylaws or (iii) asserting a claim that is governed by the internal affairs doctrine, in each such case subject to the Eighth Judicial District Court of Clark County having personal jurisdiction over the indispensable parties named as defendant. Any person purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to this provision of our Articles of Incorporation. This choice of forum provision may limit our stockholders' ability to bring certain claims, including claims against our directors, officers or employees, in a judicial forum that the stockholder finds favorable and therefore may discourage lawsuits with respect to such claims. Stockholders who do bring a claim in the Eighth Judicial District Court of Clark County could face additional litigation and related costs in pursuing any such claim, particularly if they do not reside in or near Nevada. The Eighth Judicial District Court of Clark County may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Alternatively, if a court were to find this provision of our Articles of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.
ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our headquarters is located in Chattanooga, Tennessee. We own or lease truck terminals throughout the continental United States. A truck terminal may include fleet operations, equipment maintenance, driver orientation/training, fuel station and equipment parking. We believe that our facilities are in good condition and have sufficient capacity to meet our current needs. The following table provides information regarding our headquarters, truckload service centers and other facilities in the United States:
Location	Owned or Leased	Description of Activities at Location	Segment(s) that use Location
Arizona—Tempe	Leased	Office	Brokerage
Florida—Jacksonville	Owned	Office, Maintenance, Training, Parking	Truckload
Georgia—Ellenwood	Owned	Office, Maintenance, Fuel, Parking	Truckload
Georgia—Tunnel Hill	Owned	Office, Maintenance, Training, Fuel, Parking	Truckload
Illinois—Chicago	Leased	Office	Brokerage
Illinois—Markham	Leased	Office, Maintenance, Training, Fuel, Parking	Truckload
Indiana—Indianapolis	Owned	Office, Maintenance, Fuel, Parking	Truckload
Minnesota—Elk River	Leased	Office	Brokerage
Mississippi—Olive Branch	Owned	Office, Maintenance, Training, Parking	Truckload
Mississippi—Richland	Owned	Office, Maintenance, Training, Fuel, Parking	Truckload
Ohio—Springfield	Owned	Office, Maintenance, Training, Fuel, Parking	Truckload
Pennsylvania—Shippensburg	Owned	Office, Maintenance, Training, Fuel, Parking	Truckload
South Carolina—Duncan	Leased	Maintenance, Parking	Truckload
Tennessee—Brentwood	Leased	Office	Brokerage
Tennessee—Chattanooga	Owned	Headquarters (2 facilities)	Truckload & Brokerage
Tennessee—Loudon	Owned	Office, Maintenance, Parking	Truckload
Texas—Irving	Leased	Office, Maintenance, Training, Fuel, Parking	Truckload
Texas—Laredo	Leased	Office, Maintenance, Parking	Truckload
In addition to the facilities listed above, we lease property located in Grand Prairie, Texas to Parker Global Enterprises, Inc., an entity in which we hold a 45% investment, and have various lots throughout the United States that are used for equipment parking. All of our owned real property has been pledged as collateral under our Credit Facility or other third‑party financings.
ITEM 3.          LEGAL PROCEEDINGS

We are involved in various litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage and cargo damage involves varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us. Information relating to legal proceedings is included in Note 13 of the accompanying consolidated financial statements, and is incorporated herein by reference.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on The New York Stock Exchange, under the symbol “USX.”

Holders of Record

As of February 19, 2019, we had approximately nine stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 19, 2019, Messrs. Eric and Max Fuller and Ms. Lisa Quinn Pate, together with certain trusts for the benefit of any of them and certain entities owned by any of them, owned all of the outstanding Class B common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the development and expansion of our business, the repayment of debt and for general corporate purposes. Any future determination to pay dividends and other distributions will be at the discretion of our Board of Directors. Such determinations will depend on then-existing conditions, including our financial condition and results of operations, contractual restrictions, including restrictive covenants contained in our financing agreements, capital requirements and other factors that our Board of Directors may deem relevant.

Use of Proceeds

On June 13, 2018, the Registration Statement on Form S-1 (Registration No. 333-224711) for our IPO was declared effective by the SEC. The offering commenced on June 14, 2018 and did not terminate until the sale of all of the shares offered. Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC acted as co-lead managing underwriters for the IPO.

We registered an aggregate of 20,764,400 shares of our Class A common stock (including 1,388,000 shares offered for sale by certain of our stockholders named in our prospectus dated June 13, 2018, filed with the SEC pursuant to Rule 424(b) of the Securities Act, which is deemed to be part of our Registration Statement on Form S-1 (File No. 333-224711), as amended (“Prospectus”) and 2,708,400 shares registered to cover the underwriters’ option to purchase additional shares, which were also offered for sale by certain of our stockholders). On June 18, 2018, we closed our IPO, in which we sold 16,668,000 shares of our Class A common stock and the selling stockholders sold 4,046,400 shares of our Class A common stock. The shares sold and issued in the IPO included the full exercise of the underwriters’ option to purchase additional shares from the selling stockholders. The shares were sold at a public offering price of $16.00 for an aggregate gross offering price of approximately $332.2 million. We received net proceeds of approximately $250.0 million, after deducting underwriting discounts and commissions of approximately $16.7 million, but before deducting offering expenses. At the time of the IPO we had approximately $4.8 million in unpaid offering expenses. Thus, we received net proceeds of approximately $246.6 million, after deducting underwriting discounts and commissions and offering expenses. We used approximately $237.7 million of the net proceeds to repay (i) our then-existing term loan facility, including breakage fees, (ii) a portion of the borrowings outstanding under our then-existing revolving credit facility and (iii) a 2007 term note and (b) approximately $7.5 million of the net proceeds for the purchase of the Tunnel Hill, Georgia, real estate we historically have leased from Q&F Realty, a related party.  Except for the purchase of the Tunnel Hill, Georgia real estate from Q&F Realty, a related party, none of the expenses were paid to, and none of the net proceeds were used to, make payments to our directors, officers or persons owning 10% or more of our common stock, or to their associates or our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our Prospectus.

Securities Authorized for Issuance under Equity Compensation Plans

See “Equity Compensation Plan Information” under Item 12 in Part III of this Annual Report for certain information concerning shares of our Class A and Class B common stock authorized for issuance under our equity compensation plans.

Issuer Purchases of Equity Securities

We did not purchase any of our Class A or Class B common stock during the year ended December 31, 2018.

ITEM 6.          SELECTED FINANCIAL DATA

The selected financial data set forth below is not necessarily indicative of results of future operations and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the Company's consolidated financial statements and notes thereto included in Items 7 and 8, respectively, of this Annual Report.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Operating revenue	$1,804,915	$1,555,385	$1,451,205	$1,541,103	$1,727,491
Income from operations(1)	78,906	28,608	27,731	47,613	36,940
Net income (loss)	26,106	(3,937)	(15,974)	4,692	(13,678)
Net income (loss) attributable to controlling interest	24,899	(4,060)	(16,524)	4,102	(14,153)
Basic earnings (loss) per share	0.84	(0.64)	(2.59)	0.64	(2.22)
Diluted earnings (loss) per share	0.83	(0.64)	(2.59)	0.64	(2.22)
Operating ratio	95.6%	98.2%	98.1%	96.9%	97.9%

Total assets	910,487	820,571	639,431	776,495	733,047
Total debt, including captial lease obligations and current portion	424,566	605,538	431,022	488,390	497,167
Stockholders' equity (deficit)	238,387	(41,105)	(37,168)	(21,194)	(27,827)

(1)	During the fourth quarter of 2018, we incurred an impairment charge of $10.7 million related to our disposition of Xpress Internacional interest in January 2019.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management's discussion and analysis of financial condition and results of operations should be read together with “Business” in Part I, Item 1 of this Annual Report, as well as the consolidated financial statements and accompanying footnotes in Part II, Item 8 of this Annual Report. This discussion contains forward-looking statements as a result of many factors, including those set forth under Part I, Item 1A. “Risk Factors” and Part I “Cautionary Note Regarding Forward-looking Statements” of this Annual Report, and elsewhere in this report. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially from those discussed.

Overview
We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.8 billion in total operating revenue in 2018. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of December 31, 2018, our fleet consisted of approximately 6,900 tractors and approximately 16,000 trailers, including approximately 1,650 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network infrastructure is established and capable of handling significantly larger volumes without meaningful additional investment.
For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi‑faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last four years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, helped us to maintain relatively stable profitability during the weak truckload market of 2016 and early 2017, and drive significant improvements to profitability during the strong truckload market beginning in the second half of 2017. This momentum was reflected in 2018, which produced a 260 basis point improvement in our operating ratio, compared to 2017, and a 330 basis point improvement in our Adjusted Operating Ratio for the same period. For the definition of Adjusted Operating Ratio and a reconciliation to the most directly comparable GAAP measure, see “Use of Non GAAP Financial Information.” We expect to see year-over-year quarterly operating ratio improvement through 2019, absent changes in macroeconomic conditions.

Total revenue for 2018 increased by $249.5 million to $1.8 billion as compared to 2017. The increase was primarily a result of a 9.6% increase in our average revenue per loaded mile (excluding fuel surcharge revenue), a 40.2% increase in brokerage revenue to $69.6 million, and a $44.6 million increase in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, revenue increased $204.9 million to $1.6 billion, an increase of 14.5% as compared to the prior year.
Operating income for 2018 was $78.9 million which compares favorably to the $28.6 million achieved in 2017. Our net income attributable to controlling interest of $24.9 million in 2018 represents our highest net income earned in Company’s history.
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
Reportable Segments
Our business is organized into two reportable segments, Truckload and Brokerage. Our Truckload segment offers truckload services, including OTR trucking and dedicated contract services. Our OTR service offering transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling pursuant to short‑term contracts and spot moves that include irregular route moves without volume and capacity commitments. Tractors are operated with a solo driver or, when handling more time‑sensitive, higher‑margin freight, a team of two drivers. Our dedicated contract service offering provides similar freight transportation services, but with contractually assigned equipment, drivers and on‑site personnel to address customers’ needs for committed capacity and service levels pursuant to multi‑year contracts with guaranteed volumes and pricing. Our Brokerage segment is principally engaged in non‑asset‑based freight brokerage services, where loads are contracted to third‑party carriers.
Truckload Segment
In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one‑way movements of freight over routes throughout the United States. While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico through a more variable cost model using third party carriers. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long‑term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.
We are typically paid a predetermined rate per load or per mile for our Truckload services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities and other specialized services. Consistent with industry practice, our typical customer contracts (other than those contracts in which we have agreed to dedicate certain tractor and trailer capacity for use by specific customers) do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and trucking capacity. In our dedicated contract service offering, which comprised approximately 37.5% of our Truckload operating revenue, and approximately 38.0% of our Truckload revenue, before fuel surcharge, for 2018, we provide service under contracts with fixed terms, volumes and rates. Dedicated contracts are often used by our customers with high‑service and high‑priority freight, sometimes to replace private fleets previously operated by them.
Generally, in our Truckload segment, we receive fuel surcharges on the miles for which we are compensated by customers. Fuel surcharge revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases. Our fuel surcharges to customers may not fully recover all fuel increases due to engine idle time, out‑of‑route miles and non‑revenue generating miles that are not generally billable to the customer, as well as to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of revenue miles we generate. Although our surcharge programs vary by customer, we generally attempt to negotiate an additional penny per mile charge for every five‑cent increase in the U.S. Department of Energy’s (the “DOE”) national average diesel fuel index over an agreed baseline price. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Based on the current status of our empty miles percentage and the fuel efficiency of our tractors, we believe that our fuel surcharge recovery is effective.

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
In our Truckload segment, our most significant operating expenses vary with miles traveled and include (i) fuel, (ii) driver‑related expenses, such as wages, benefits, training and recruitment and (iii) costs associated with independent contractors (which are primarily included in the “Purchased transportation” line item). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include vehicle rent and depreciation of long‑term assets, such as revenue equipment and service center facilities, the compensation of non‑driver personnel and other general and administrative expenses.
Our Truckload segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of operating leases and secured financing to acquire tractors and trailers, which we refer to as revenue equipment. When we finance revenue equipment acquisitions with operating leases, we do not record an asset or liability on our consolidated balance sheet, and the lease payments in respect of such equipment are reflected in our consolidated statement of comprehensive income (loss) in the line item “Vehicle rents.” When we finance revenue equipment acquisitions with secured financing, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation and amortization” and “Interest expense.” Typically, the aggregate monthly payments are similar under operating lease financing and secured financing. We use a mix of capital leases and operating leases with individual decisions being based on competitive bids, tax projections and contractual restrictions. We expect our vehicle rents, depreciation and amortization and interest expense will be impacted by changes in the percentage of our revenue equipment acquired through operating leases versus equipment owned or acquired through capital leases. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.
Approximately 25% of our total tractor fleet was operated by independent contractors at December 31, 2018. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass‑through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.
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
Our Brokerage segment does not require significant capital expenditures and is not asset‑intensive like our Truckload segment.
Use of Non‑GAAP Financial Information
In addition to our net income and operating ratio determined in accordance with GAAP, we evaluate operating performance using certain non-GAAP measures, including Adjusted Operating Ratio. We define Adjusted Operating Ratio as operating expenses, net of fuel surcharge revenue, IPO related costs, impairment of assets held for sale and gain or loss on fuel purchase arrangements, expressed as a percentage of revenue before fuel surcharge revenue. We believe the use of Adjusted Operating Ratio allows us to more effectively compare periods, while excluding the potentially volatile effect of changes in fuel prices (including with respect to our fuel purchase arrangements in prior years). We focus on our Adjusted Operating Ratio as an indicator of our performance from period to period. We believe our presentation of Adjusted Operating Ratio is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance.
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
The table below compares our GAAP operating ratio to our non‑GAAP Adjusted Operating Ratio.
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Consolidated GAAP Presentation
Total operating revenue	$1,804,915	$1,555,385	$1,451,205
Total operating expenses	1,726,009	1,526,777	1,423,474
Operating Income	$78,906	$28,608	$27,731
Operating ratio	95.6%	98.2%	98.1%

Consolidated Non-GAAP Presentation
Total operating revenue	$1,804,915	$1,555,385	$1,451,205
Fuel Surcharge	(182,832)	(138,212)	(103,182)
Revenue, before fuel surcharge	1,622,083	1,417,173	1,348,023
Total operating expenses	1,726,009	1,526,777	1,423,474
Adjusted for:
Fuel Surcharge	(182,832)	(138,212)	(103,182)
IPO related costs	(6,437)	–	–
Impairment of assets held for sale	(10,693)	–	–
Fuel purchase arrangements	–	(8,424)	(7,983)
Adjusted total operating expenses	1,526,047	1,380,141	1,312,309
Adjusted Operating Income	$96,036	$37,032	$35,714
Adjusted Operating Ratio	94.1%	97.4%	97.4%

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
A summary of our revenue generated by type for the periods indicated is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue, before fuel surcharge	$1,622,083	$1,417,173	$1,348,023
Fuel surcharge	182,832	138,212	103,182
Total operating revenue	$1,804,915	$1,555,385	$1,451,205
For 2018, our total operating revenue increased by $249.5 million, or 16.0%, compared to 2017, and our revenue, before fuel surcharge increased by $204.9 million, or 14.5%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were improved pricing in each of our segments and increased volumes in our Brokerage segment combined with increased fuel surcharge revenues. Based on our experience during the beginning of 2019, we expect contract rates to increase between five to eight percent year-over-year from 2018 and to outpace cost inflation, absent changes in the macroeconomic environment.
For 2017, our total operating revenue increased by $104.2 million, or 7.2%, compared to 2016, and our revenue, before fuel surcharge, increased by $69.2 million, or 5.1%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased fuel surcharge revenues combined with increased volumes at our Brokerage segment and improved pricing in each of our segments.

A summary of our revenue generated by segment for the periods indicated is as follows:
	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Truckload revenue, before fuel surcharge	$1,379,266	$1,243,955	$1,198,392
Fuel surcharge	182,832	138,212	103,182
Total Truckload operating revenue	1,562,098	1,382,167	1,301,574
Brokerage operating revenue	242,817	173,218	149,631
Total operating revenue	$1,804,915	$1,555,385	$1,451,205
In 2018 and 2017, our operations in Mexico represented approximately 3% and 4%, respectively, of our revenue, excluding fuel surcharge. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico through a more variable cost model using third party carriers.
The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the periods indicated. Average tractors, average company‑owned tractors and average independent contractor tractors exclude tractors in Mexico.

	Year Ended December 31,
	2018	2017	2016
OTR
Average revenue per tractor per week	$3,917	$3,500	$3,367
Average revenue per loaded mile	$2.041	$1.853	$1.792
Average revenue miles per tractor per week	1,919	1,889	1,879
Average tractors	3,562	3,788	3,863
Dedicated contract
Average revenue per tractor per week	$3,717	$3,598	$3,532
Average revenue per loaded mile	$2.259	$2.089	$2.086
Average revenue miles per tractor per week	1,645	1,723	1,693
Average tractors	2,701	2,440	2,322
Consolidated truckload
Average revenue per tractor per week	$3,831	$3,539	$3,429
Average revenue per loaded mile	$2.127	$1.940	$1.895
Average revenue miles per tractor per week	1,801	1,824	1,809
Average tractors	6,263	6,228	6,185
Average company‑owned tractors	4,880	5,434	5,361
Average independent contractor tractors	1,383	794	824
For 2018, our Truckload revenue, before fuel surcharge increased by $135.3 million, or 10.9%, compared to 2017. The primary factors driving the increase in Truckload revenue were a 9.6% increase in revenue per loaded mile due to increased contract rates and increased pricing in the spot market compared to 2017, combined with consistent average available tractors, due to a stronger freight environment and our continued focus on executing our operating initiatives. Fuel surcharge revenue increased by $44.6 million, or 32.3%, to $182.8 million, compared with $138.2 million in 2017. The DOE national weekly average fuel price per gallon averaged approximately $0.525 per gallon higher in the year ended December 31, 2018 compared to 2017. The increase in fuel surcharge revenue relates to the increased fuel prices compared to 2017.
For 2017, our Truckload revenue, before fuel surcharge increased by $45.6 million, or 3.8%, compared to 2016. The primary factors driving the increase in Truckload revenue were a 2.4% increase in revenue per loaded mile, combined with a slight increase in average revenue miles per tractor and average available tractors, due to a stronger freight environment and our operating improvements. During mid-2017, the freight market began improving from its 2016 and early 2017 state and strengthened throughout the remainder of the year and into 2018. Fuel surcharge revenue increased by $35.0 million, or 33.9%, to $138.2 million, compared with $103.2 million in 2016. The DOE national weekly average fuel price per gallon averaged approximately $0.352 per gallon higher in 2017 compared with 2016. The increase in fuel surcharge revenue relates to the increased fuel prices combined with an approximate 1.3% increase in revenue miles compared with 2016.

The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the years ended December 31, 2018, 2017, and 2016.
	Year Ended December 31,
	2018	2017	2016
Gross margin percentage	13.4%	13.5%	13.9%

For 2018, our Brokerage revenue increased by $69.6 million, or 40.2%, compared to 2017. The primary factors driving the increase in Brokerage revenue were a 13.5% increase in load count combined with a 23.5% increase in average revenue per load. Average revenue per load improved due to stronger pricing and higher fuel prices.

For 2017, our Brokerage revenue increased by $23.6 million, or 15.8%. The primary factors driving the increase in Brokerage revenue were a 9.4% increase in load count combined with a 5.6% increase in average revenue per load. Average revenue per load improved due to a stronger freight market and higher fuel prices.
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
Individual expense line items as a percentage of total operating revenue also are affected by fluctuations in the percentage of our revenue generated by independent contractor and brokerage loads. Expense line items relating to fuel costs are also affected by the fuel purchase arrangements that were in place through December 31, 2017. We believe that our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices, and accordingly, we terminated all fuel purchase arrangements as of December 31, 2017, and do not expect to enter into fuel purchase arrangements in the near term.

Salaries, Wages, and Related Expenses

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
The following is a summary of our salaries, wages and benefits for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Salaries, wages and benefits	$535,994	$543,735	$510,599
% of total operating revenue	29.7%	35.0%	35.2%
% of revenue, before fuel surcharge	33.0%	38.4%	37.9%

For 2018, salaries, wages and benefits decreased $7.7 million, or 1.4%, compared with 2017. This decrease in absolute dollar terms was due primarily to $13.1 million lower driver wages as our company driver miles decreased 11.4% as compared to 2017, a $4.0 million gain on life insurance offset by compensation expense related to the payout of our stock appreciation rights (“SARs”) and IPO bonuses totaling $6.4 million. During 2018, our group health and workers' compensation expense decreased 12.6% due in part to positive trends in both group health and workers' compensation claims combined with decreased driver headcount. Our OTR driver pay on a per mile basis increased as a result of higher utilization and incentive-based pay as compared to 2017. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

For 2017, salaries, wages and benefits increased $33.1 million, or 6.5%, compared with 2016. This increase in absolute dollar terms was primarily due to increased driver wages associated with a 6.8% increase in dedicated contract revenue, driver pay increases in our OTR service offering combined with a 26.7% increase in workers' compensation and group health claims compared to 2016. Nondriver payroll increased 6.6% due in part to merit increases during the second half of 2016.

Fuel and Fuel Taxes

Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for our company-owned and leased tractors. The primary factors affecting our fuel and fuel taxes expense are the cost of diesel fuel, the miles per gallon we realize with our equipment and the number of miles driven by company drivers. Additionally, in the years ended December 31, 2017 and 2016, our fuel expense included approximately $8.4 million and $8.0 million, respectively, in net losses under fuel purchase arrangements. These arrangements were terminated as of December 31, 2017. We believe our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices. We do not expect to enter into fuel purchase arrangements in the near term.
We believe that the most effective protection against net fuel cost increases in the near term is to maintain an effective fuel surcharge program and to operate a fuel-efficient fleet by incorporating fuel efficiency measures, such as auxiliary heating units, installation of aerodynamic devices on tractors and trailers and low‑rolling resistance tires on our tractors, engine idle limitations and computer-optimized fuel-efficient routing of our fleet.
The following is a summary of our fuel and fuel taxes for the periods indicated:
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Fuel and fuel taxes	$227,525	$219,515	$186,257
% of total operating revenue	12.6%	14.1%	12.8%

For 2018, fuel and fuel taxes increased $8.0 million, or 3.7%, compared with 2017. The increase in fuel and fuel taxes was primarily the result of an increase in diesel fuel prices compared with 2017, partially offset by decreased company driver miles. The average DOE fuel price per gallon increased 19.6% to $3.18 per gallon in 2018 compared with 2017.

For 2017, fuel and fuel taxes increased $33.3 million, or 17.9%, compared with 2016. The increase in fuel and fuel taxes was primarily the result of an increase in diesel fuel prices compared with 2016, partially offset by a 1.0% improvement in miles per gallon associated with our investments in a more fuel-efficient fleet. The average DOE fuel price per gallon increased 15.3% to $2.66 per gallon in 2017 compared with 2016.
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
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Total fuel surcharge revenue	$182,832	$138,212	$103,182
Less: fuel surcharge revenue reimbursed to independent contractors	41,898	19,877	14,928
Company fuel surcharge revenue	$140,934	$118,335	$88,254
Total fuel and fuel taxes	$227,525	$219,515	$186,257
Less: company fuel surcharge revenue	140,934	118,335	88,254
Less: fuel purchase arrangements	—	8,424	7,983
Net fuel expense	$86,591	$92,756	$90,020
% of total operating revenue	4.8%	6.0%	6.2%
% of revenue, before fuel surcharge	5.3%	6.5%	6.7%

For 2018, net fuel expense decreased $6.2 million, or 6.6%, compared with 2017. The decrease in net fuel expense was primarily due to the 11.4% decrease in company driver miles as compared to 2017. During 2018, our independent contractors comprised 22.1% of our average total tractor fleet compared to 12.7% in 2017.In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).
For 2017, net fuel expense increased $2.7 million, or 3.0%, compared with 2016. The increase in net fuel expense was primarily the result of an increase in diesel fuel prices compared with 2016, partially offset by a 1.0% improvement in miles per gallon associated with our investments in a more fuel-efficient fleet. The average DOE fuel price per gallon increased 15.3% to $2.66 per gallon in 2017 compared with 2016 and was largely offset by increases in fuel surcharge revenues.
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
The following is a summary of our vehicle rents and depreciation and amortization for the periods indicated:
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Vehicle rents	$78,639	$74,377	$109,466
Depreciation and amortization, net of (gains) losses on sale of property	97,954	93,369	71,597
Vehicle rents and depreciation and amortization, net of (gains) losses on sale of property	$176,593	$167,746	$181,063
% of total operating revenue	9.8%	10.8%	12.5%
% of revenue, before fuel surcharge	10.9%	11.8%	13.4%
Average tractors owned as % of total company fleet	64.9%	61.4%	27.8%
Average trailers owned as % of total company fleet	62.5%	71.8%	78.4%
For 2018, vehicle rents increased $4.3 million, or 5.7%, compared with 2017. The increase in vehicle rents was primarily due to increased trailers financed under operating leases combined with the higher cost of new trailers partially offset by decreased tractors financed under operating leases. Depreciation and amortization, net of (gains) losses on sale of property, increased $4.6 million, or 4.9%, compared with 2017. This increase was primarily due to an increase in loss on sale of equipment of $5.1 million compared to 2017. During 2019, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 miles. Additionally, we expect to replace our tractor lease maturities with a mix of owned and leased replacements as we convert a portion of our leased tractors to owned. As a result of our 2019 replacement cycle, we expect our average age to decline to approximately 1.5 years as we exit the year. Our mix of owned and leased equipment may vary over time due to tax treatment, financing options and flexibility of terms, among other factors.

For 2017, vehicle rents decreased $35.1 million, or 32.1%, compared with 2016. The decrease in vehicle rents was primarily due to the conversion of approximately 2,700 tractors from leased to secured financing in March 2017, partially offset by an increase in the number of trailers financed under operating leases and the higher cost of new trailers. Depreciation and amortization, net of (gains) losses on sale of property, increased $21.8 million, or 30.4%, compared with 2016. This increase was primarily due to the refinancing of approximately 2,700 tractors originally financed under operating leases to long-term debt financing. In conjunction with this refinancing, we took ownership of tractors with an acquisition value of approximately $250.8 million and subsequently recorded them as additions to property and equipment. As a result of the transaction, we experienced reduced vehicle rents, offset by increased tractor depreciation and interest expense. The replacement notes have similar monthly payments as the original operating leases and are not expected to materially change our future cash obligations.
Purchased Transportation
Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.
The following is a summary of our purchased transportation for the periods indicated:
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Purchased transportation	$481,945	$308,624	$275,691
% of total operating revenue	26.7%	19.8%	19.0%
% of revenue, before fuel surcharge	29.7%	21.8%	20.5%

For 2018, purchased transportation increased $173.3 million, or 56.2%, compared with 2017. The increase in purchased transportation was primarily due to the 74.2 % increase in average independent contractors, the $69.6 million increase in Brokerage revenue and $22.0 million in additional fuel surcharge reimbursement to independent contractors compared to 2017.
For 2017, purchased transportation increased $32.9 million, or 11.9%, compared with 2016. The increase in purchased transportation was primarily due to the $23.6 million increase in Brokerage revenue and $4.9 million in additional fuel surcharge reimbursement to independent contractors combined with a 2.9% increase in average independent contractors compared to 2016.
Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Purchased transportation	$481,945	$308,624	$275,691
Less: fuel surcharge revenue reimbursed to independent contractors	41,898	19,877	14,928
Purchased transportation, net of fuel surcharge reimbursement	$440,047	$288,747	$260,763
% of total operating revenue	24.4%	18.6%	18.0%
% of revenue, before fuel surcharge	27.1%	20.4%	19.3%
For 2018, purchased transportation, net of fuel surcharge reimbursement, increased $151.3 million, or 52.4%, compared with 2017. The increase in purchased transportation was primarily due to the 74.2% increase in average independent contractors combined with the $69.6 million increase in Brokerage revenue compared to 2017. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

For 2017, purchased transportation, net of fuel surcharge reimbursement, increased $28.0 million, or 10.7%, compared with 2016. The increase in purchased transportation was primarily due to the $23.6 million increase in Brokerage revenue combined with a 2.9% increase in average independent contractors compared to 2016.
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
The following is a summary of our operating expenses and supplies for the periods indicated:
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Operating expenses and supplies	$118,064	$126,700	$124,102
% of total operating revenue	6.5%	8.1%	8.6%
% of revenue, before fuel surcharge	7.3%	8.9%	9.2%

For 2018, operating expenses and supplies decreased by $8.6 million, or 6.8%, compared with 2017. This decrease was attributable primarily to decreased trailer maintenance expense as the average age has declined by 10 months from the average age at December 31, 2017, combined with a reduction in tractor maintenance expense as a result of increased independent contractors compared to 2017. Independent contractors accounted for 22.1% of the total average tractors compared to 12.7% in the prior year. Our tractor age at December 31, 2018 increased by approximately 4 months compared to 2017. Generally, as equipment ages, the maintenance costs increase on a per-mile basis.

For 2017, operating expenses and supplies increased by $2.6 million, or 2.1%, compared with 2016. This increase was attributable primarily to increased driver hiring costs offset by decreased maintenance and tire expenses related to successful implementation of proactive internal maintenance initiatives, despite the impact of an increased fleet age. During 2017, our tractor maintenance cost per mile remained constant despite the average tractor fleet age increasing eight months, due in part to our preventive maintenance initiatives.

Insurance Premiums and Claims

Insurance premiums and claims consists primarily of retained amounts for liability (personal injury and property damage), physical damage and cargo damage, as well as insurance premiums. The primary factors affecting our insurance premiums and claims are the frequency and severity of accidents, trends in the development factors used in our actuarial accruals and developments in large, prior year claims. The number of accidents tends to increase with the miles we travel. With our significant retained amounts, insurance claims expense may fluctuate significantly and impact the cost of insurance premiums and claims from period-to-period, and any increase in frequency or severity of claims or adverse loss development of prior period claims would adversely affect our financial condition and results of operations. We renewed our liability insurance policies on September 1, 2018 and reduced our deductible to $3.0 million per occurrence.

The following is a summary of our insurance premiums and claims expense for the periods indicated:
	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Insurance premiums and claims	$85,075	$77,430	$69,722
% of total operating revenue	4.7%	5.0%	4.8%
% of revenue, before fuel surcharge	5.2%	5.5%	5.2%

For 2018, insurance premiums and claims increased by $7.6 million, or 9.9%, compared with 2017. The increase in insurance and claims was primarily due to increased severity of liability claims combined with increased frequency of physical damage claims compared to 2017. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we had installed event recorders in substantially all of our tractors in our fleet as of the second quarter of 2018. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time. We expect to begin seeing measurable results from the event recorder installation in the second half of 2019.
For 2017, insurance premiums and claims increased by $7.7 million, or 11.1%, compared with 2016. The increase in insurance and claims was primarily due to increased frequency of physical damage claims combined with increased auto liability insurance premiums. Our auto liability premiums increased approximately $2.3 million for the policy year beginning September 1, 2016 and increased an additional $0.2 million for the policy year beginning September 1, 2017. The insurance market for excess liability coverage tightened during 2016 as one of the larger domestic insurance carriers exited the market.
General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
General and other operating expenses	$66,412	$61,575	$54,004
% of total operating revenue	3.7%	4.0%	3.7%
% of revenue, before fuel surcharge	4.1%	4.3%	4.0%

For 2018, general and other operating expenses increased by $4.8 million, or 7.9%, compared with 2017, primarily due to approximately $2.6 million of costs related to our IPO, increased professional and administrative expenses and higher driver hiring related costs. Excluding the impact of IPO-related expenses, we expect general and other operating expenses to increase in the future due in part to higher driver recruiting costs related to continued tightening of the driver market.

For 2017, general and other operating expenses increased by 14.0% compared with 2016, due in part to a settlement related to a class action lawsuit, combined with increased legal and professional expenses along with higher driver hiring related costs.

Impairment of Assets Held for Sale and Equity Method Investments

In January 2019, we sold our 95% ownership of Xpress Internacional for approximately $4.5 million in cash and an additional estimated $8.5 million in cash, $6.0 million of which will be received over 8.5 years. As a result of the disposition, we incurred an impairment charge of $10.7 million during 2018. In addition to the disposition of Xpress Internacional, we disposed of our south of the border equity method investments in Dylka Distribuciones Logisti-K, S.A. DE C.V. and XPS Logisti-K Systems, S.A.P.I. de C.V. and recorded an impairment charge of $0.9 million in 2018. Our residual 10% investment plus preferred stock in XGS was extinguished in December 2018 and we recorded an impairment charge of $0.9 million.
 Interest
Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional. In January 2019, we sold our equity interest in Xpress Internacional and were relieved of this obligation.

The following is a summary of our interest expense for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest expense, excluding non‑cash items	$33,330	$46,665	$41,778
Original issue discount and deferred financing amortization	1,728	3,791	5,517
Purchase commitment interest	(192)	(698)	883
Interest expense, net	$34,866	$49,758	$48,178
For 2018, interest expense decreased $14.9 million compared to the same period in 2017, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to 2017. Based on the repayment of our prior credit arrangements in connection with the IPO, along with the entry into our existing Credit Facility, we expect our interest expense will continue to be lower on a period-over-period basis in the near term.
During 2017, interest expense increased $4.9 million, primarily due to the conversion of approximately 2,700 tractors from operating leases to secured financing in March 2017.
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
We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and strategically expand our fleet. During 2019, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 miles. Additionally, we expect to replace our tractor lease maturities with a mix of owned and leased replacements as we convert a portion of our leased tractors to owned. As a result of our 2019 replacement cycle, we expect the average age of our tractor fleet to decline to approximately 1.5 years as we exit the year.   Our mix of owned and leased equipment may vary over time due to tax treatment, financing options and flexibility of terms, among other factors.
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

Sources of Liquidity
Credit Facility
In June 2018, we entered our Credit Facility that contains the $150.0 million Revolving Facility and the $200.0 million Term Facility. The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that was set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that was set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility, with the first such payment being made on the last day of our fiscal quarter ending September 30, 2018.  The Credit Facility will mature on June 18, 2023.
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
At December 31, 2018, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $0 million borrowings outstanding and $118.3 million available to borrow.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At December 31, 2018, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
See Notes 10 and 11 to the accompanying consolidated financial statements for additional disclosures regarding our debt and leases.
Cash Flows
Our summary statements of cash flows for the periods indicated are set forth in the table below:
	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by operating activities	$112,347	$85,394	$76,989
Net cash used by investing activities	(166,089)	(211,211)	(11,347)
Net cash provided by (used in) financing activities	66,186	131,771	(64,707)
Operating Activities
For 2018, we generated cash flows from operating activities of $112.3 million, an increase of $27.0 million compared to 2017. The increase was due primarily to a $76.9 million increase in net income adjusted for noncash items, partially offset by a $41.0 million increase in the change in our operating assets and liabilities combined with $9.0 million of paid in kind interest. The increase in net income adjusted for noncash items was primarily attributable to a 9.6% increase in revenue per loaded mile, increased volumes, overall improved operating performance and lower interest expense in 2018 as compared to 2017, partially offset by increased operating expenses and general and other corporate expenses. Our operating assets and liabilities increased $41.0 million during 2018 as compared to 2017, due in part to a decrease in accounts payable and other accrued liabilities related to timing of payments, increased accounts receivable related to increased operating revenue and increased prepaid insurance and licenses due to auto liability prepaid premiums.

For 2017, we generated cash flows from operating activities of $85.4 million, an increase of $8.4 million compared to 2016. The increase was due to a $19.5 million increase in net income adjusted for noncash items, offset by an $11.1 million increase in our operating assets and liabilities. The increase in net income adjusted for noncash items was primarily attributable to improved operating performance during 2017 as compared to 2016, especially during the fourth quarter. Most notably, revenue, before fuel surcharge, grew $69.2 million, or 5.1%, year over year, due to rate and volume increases as our business strengthened. Our operating assets and liabilities increased $11.1 million, primarily due to a $45.2 million increase in accounts receivable related to increased operating revenue for the quarter ended December 31, 2017 as compared to the same quarter in 2016, partially offset by a $31.6 million increase in accounts payable also attributable to increased operations and due to the timing of payments.
Investing Activities

For 2018, net cash flows used in investing activities were $166.1 million, a decrease of $45.1 million compared to 2017. This decrease is primarily the result of decreased equipment purchases as compared to the same period in 2017. During the first quarter of 2017, we converted approximately 2,700 tractors under operating leases to secured financing. We expect our capital expenditures for calendar year 2019 will approximate $170.0 million to $190.0 million and will be funded with cash from operations and secured debt. Approximately $45.0 million of the expected total capital expenditures relates to replacing leased equipment with owned equipment.

For 2017, net cash flows used in investing activities were $211.2 million, an increase of $199.9 million compared with 2016. This increase is primarily the result of our conversion of approximately 2,400 tractors financed with operating leases to secured financing classified as cash purchases.

Financing Activities

For 2018, net cash flows generated by financing activities were $66.2 million, a decrease of $65.6 million compared to 2017. The decrease is partially due to decreased revenue equipment borrowings as compared to 2017. During the first quarter of 2017, we converted approximately 2,700 tractors under operating leases to secured financing. In addition, during June 2018, we completed our IPO and received approximately $246.6 million in cash net of expenses. The proceeds from the IPO were primarily used to pay down existing debt resulting in a net decrease of approximately $236.2 million.

For 2017, net cash flows provided by financing activities were $131.8 million, an increase of $196.5 million compared with 2016. The increase in inflows resulted from the conversion of revenue equipment operating leases to secured financing.

Working Capital

As of December 31, 2018, we had a working capital surplus of $21.3 million, representing a $71.0 million increase in our working capital from December 31, 2017, primarily resulting from increased customer receivables combined with decreased accounts payable, offset by increased accrued wages and benefits. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt as of December 31, 2018, we had a working capital surplus of $83.3 million, compared with a working capital deficit of $23.8 million at December 31, 2017.

As of December 31, 2017 and 2016, we had a working capital deficit of $49.8 million and surplus of $19.1 million, respectively. Excluding balloon payments and the lease conversion transaction included in the current maturities of long-term debt as of December 31, 2017 and 2016, we had a working capital surplus of $28.1 million and $30.3 million, respectively.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2018:
	Payments Due by Period
	Less than 1 year	1 ‑ 3 years	3 ‑ 5 years	More than 5 years	Total
	(in thousands)
Long‑term debt obligations(1)	$123,525	$81,527	$241,559	$22,196	$468,807
Capital lease obligations(2)	7,801	11,650	2,853	297	22,601
Operating lease obligations(3)	60,303	77,934	36,635	14,080	188,952
Purchase obligations(4)	162,850	—	—	—	162,850
Other obligations(5)	1,103	2,815	—	—	3,918
Total contractual obligations(6)	$355,582	$173,926	$281,047	$36,573	$847,128

(1)	Including interest obligations on long‑term debt, excluding fees. The table assumes long‑term debt is held to maturity and does not reflect events subsequent to December 31, 2018.
(2)	Including interest obligations on capital lease obligations.
(3)
We lease certain revenue and service equipment and office and service center facilities under long‑term, non‑cancelable operating lease agreements expiring at various dates through October 2027. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.2 million at December 31, 2018. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)
We had commitments outstanding at December 31, 2018 to acquire revenue equipment. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long‑term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)
Represents a commitment to purchase remaining 5% interest in Xpress Internacional in 2020, based on projected earnings calculation and to fund the remaining purchase price of a small truckload carrier we acquired in 2017. In January 2019, we sold our interest in Xpress Internacional and the related put commitment was extinguished and is reflected in long term liabilities related to assets held for sale in our consolidated balance sheets.

(6)	Excludes deferred taxes and long or short‑term portion of self‑insurance claims accruals.

Off-Balance Sheet Arrangements

We leased approximately 2,121 tractors and 6,360 trailers under operating leases at December 31, 2018. Operating leases have been an important source of financing for our revenue equipment. Tractors and trailers held under operating leases are not carried on our consolidated balance sheets, and lease payments in respect of such equipment are reflected in our consolidated statements of operations in the line item “Vehicle rents.” Our revenue equipment rental expense was $78.6 million in 2018, compared with $74.4 million in 2017. The total amount of remaining payments under operating leases as of December 31, 2018 was approximately $189.0 million, of which $181.8 million was related to revenue equipment. The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.2 million as of December 31, 2018. The residual value of a portion of the related leased tractor equipment is covered by repurchase or trade agreements between us and equipment manufacturers. We expect the fair market value of the equipment at the end of the lease term will be approximately equal to the residual value.

INFLATION

Inflation in the price of revenue equipment, tires, diesel fuel, health care, operating tolls and taxes and other items has impacted our operating costs over the past several years. A prolonged or more severe period of inflation in these or other items would adversely affect our results of operations unless freight rates correspondingly increase. Historically, the majority of the increase in fuel costs has been passed on to our customers through a corresponding increase in fuel surcharge revenue, making the impact of the increased fuel costs on our results of operations less severe. Inflation related to other costs is not directly covered from our customers through a surcharge mechanism. Because these potential cost increases would be relatively consistent across the industry, we would expect corresponding rate increases generally to offset these increased costs over time. If these and other costs escalate and we are unable to recover such costs timely with effective fuel surcharges and rate increases, it would have an adverse effect on our operations and profitability.

CRITICAL ACCOUNTING POLICIES
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.
Recognition of Revenue
We adopted ASU 2014‑09 effective January 1, 2018 by using the modified retrospective transition approach and recognizing the cumulative effect of the change in retained earnings for all contracts. The primary impact of adopting Accounting Standards Codification (“ASC”) 606 is the earlier recognition of revenue for loads that are in route as of the balance sheet date. Under previous GAAP, we recognized revenue and direct costs when shipments were delivered. Under ASC 606, we are required to recognize revenue and related direct costs over time as the shipment is being delivered. The adoption of ASC 606 resulted in a positive cumulative adjustment to opening equity of approximately $1.5 million.

We generate revenues primarily from shipments executed by our Truckload and Brokerage operations. Those shipments are our performance obligations, arising under contracts we have entered into with customers. Under the terms of a contract, revenue is recognized when obligations are satisfied, which occurs over time with the transit of shipments from origin to destination. Fuel, driver wages and purchased transportation are similarly accrued over time. This is appropriate as the customer simultaneously receives and consumes the benefits as we perform our obligation. Revenue is measured as the amount of consideration we expect to receive in exchange for providing services. The most significant judgment used in recognition of revenue is the determination of percent of total miles to be driven for a completed trip as the basis for determining the amount of revenue to be recognized for partially fulfilled obligations. Accessorial charges for fuel surcharge, loading and unloading, stop charges, and other immaterial charges are part of the consideration we receive for the single performance obligation of delivering shipments. Contracts entered into with our customers do not contain material financing components.

Certain incremental revenue‑related costs associated with obtaining a contract are capitalized. The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start‑up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start‑up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Capitalized start‑up costs are immaterial to us for all periods presented.

Through our Brokerage operations, we outsource the transportation of the loads to third‑party carriers. We are a principal in these arrangements, and therefore records revenue associated with these contracts on a gross basis. We have the primary responsibility to meet the customer’s requirements. We invoice and collect from our customers and also maintain discretion over pricing. Additionally, we are responsible for selection of third‑party transportation providers to the extent used to satisfy customer freight requirements.

Income Taxes

Significant management judgment is required in determining our provision for income taxes and in determining whether deferred tax assets will be realized in full or in part. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in years in which the temporary differences are expected to be recovered or settled. When it is more likely than not that all or some portion of specific deferred tax assets, such as state tax credit carry‑forwards or state net operating loss carry‑forwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined to be not realizable.
The determination of the combined tax rate used to calculate our provision for income taxes for both current and deferred income taxes also requires significant judgment by management. We value the net deferred tax asset or liability by using enacted tax rates that we believe will be in effect when these temporary differences are recovered or settled. We use the combined tax rates at the time the financial statements are prepared since more accurate information is not available. If changes in the federal statutory rate or significant changes in the statutory state and local tax rates occur prior to or during the reversal of these items or if our filing obligations were to change materially, this could change the combined rate and, by extension, our provision for income taxes. We account for uncertain tax positions in accordance with ASC 740, Income Taxes and record a liability when such uncertainties meet the more likely than not recognition threshold.
Property and Equipment
Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight‑line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of estimated salvage value or trade‑in value). We generally use estimated useful lives of three to five years for tractors and 10 or more years for trailers with estimated salvage values ranging from 25% to 50% of the capitalized cost. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion of our equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.
Periodically, we evaluate the useful lives and salvage values of our revenue equipment and other long‑lived assets based upon, but not limited to, our experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material impact on our financial results. Further, if our equipment manufacturer does not perform under the terms of the agreements for guaranteed trade‑in values, such non‑performance could have a materially negative impact on financial results. We review our property and equipment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss equal to the excess of carrying amount over fair value would be recognized if the carrying amount of the asset is not recoverable.
Goodwill and Other Intangible Assets
When testing for goodwill impairment, we first assess qualitative factors to determine whether it is necessary to perform the two‑step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on the qualitative review, that it is more likely than not that its fair value is less than its carrying amount. Current guidance includes events and circumstances for us to consider when conducting the qualitative assessment. In the fourth quarter of 2018, we evaluated goodwill using the qualitative factors prescribed to determine whether to perform the two‑step quantitative goodwill impairment test. The assessment of qualitative factors requires judgment, including identification of reporting units, evaluation of macroeconomic conditions, analysis of industry and market conditions, measurement of cost factors and identification of entity‑specific events (such as financial performance).

In evaluating these qualitative factors, we determined that it was necessary to perform the quantitative goodwill impairment test, due to the decline in our stock price. The quantitative analysis showed that the fair value of our Truckload reporting unit is greater than its carrying amount. Therefore, the second step of the quantitative test was not necessary.

Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset. The Company’s trade names have an indefinite life. In 2013, we adopted ASU 2012‑02, Testing Indefinite‑Lived Intangible Assets for Impairment, which allows companies to waive comparing the fair value of indefinite‑lived intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the indefinite‑lived intangible assets is greater than their carrying amounts. In the fourth quarter of 2018, the Company performed the qualitative assessment of its indefinite‑lived intangible assets and concluded it was more likely than not that the fair value of each of the assets is greater than its carrying amount. Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.

Claims and Insurance Accruals

Claims and insurance accruals consist of estimates of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within our established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts we consider adequate. Claims accruals represent the uninsured portion of pending claims including estimates of adverse development of known claims, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on our evaluation of the type and severity of individual claims and historical information, primarily our own claims experience, along with assumptions about future events combined with the assistance of independent actuaries in the case of workers’ compensation and liability. Changes in assumptions as well as changes in actual experience could cause these estimates to change in the near future.
Workers’ compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers’ compensation and liability are estimated by a third‑party actuary and we refer to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims and assumptions about future costs. Further, in establishing the workers’ compensation and liability reserves, we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation and liability claims. Additionally, if any claim were to exceed our coverage limits, we would have to accrue for and pay the excess amount, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Lease Accounting and Off‑Balance Sheet Transactions

We are liable for residual value guarantees in connection with certain of our operating leases of certain revenue equipment. If we do not purchase this leased equipment from the lessor at the end of the lease term, we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the equipment and an agreed value up to a maximum shortfall per unit. For certain of these tractors, we have residual value agreements from manufacturers at amounts sufficient to satisfy our residual obligation to the lessors. For all other equipment (or to the extent we believe any manufacturer will refuse or be unable to meet its obligation), we are required to recognize additional rental expense to the extent we believe the fair market value at the lease termination will be less than our obligation to the lessor. We believe that proceeds from the sale of equipment under operating leases would exceed the payment obligation on substantially all operating leases. The estimated values at lease termination involve management judgments.

Recent Accounting Pronouncements

See Note 2 of the accompanying consolidated financial statements for information about recent accounting pronouncements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk is affected by changes in interest rates. Historically, we have used a combination of fixed rate and variable rate obligations to manage our interest rate exposure. Fixed rate obligations expose us to the risk that interest rates might fall. Variable rate obligations expose us to the risk that interest rates might rise. We currently do not have any interest rate swaps although we may enter into such swaps in the future.

We are exposed to variable interest rate risk principally from our Credit Facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2018, we had net borrowings totaling $425.9 million comprised of $195.0 million of variable rate borrowings and $230.9 million of fixed rate borrowings. Accordingly, holding other variables constant (including borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our consolidated financial statements.

Fuel is one of our largest expenditures. The price and availability of diesel fuel fluctuate due to changes in production, seasonality and other market factors generally outside our control. Most of our customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. Fuel surcharges to customers do not fully recover all fuel increases because customers generally pay surcharges on a mileage basis and therefore do not generally pay for fuel consumed while traveling out-of-route or non-revenue generating miles, while the tractor is idling and in certain other instances. We believe that our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices, and accordingly, we terminated all fuel purchase arrangements as of December 31, 2017, and do not expect to enter into fuel purchase arrangements in the near term. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), of stockholders' deficit and of cash flows for each of the three years in the period ended December 31, 2018, together with the related notes, and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm as of December 31, 2018 and 2017, for each of the three years in the period ended December 31, 2018 are set forth at pages 55 through 87 in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Xpress Enterprises, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Birmingham, Alabama
March 6, 2019

We have served as the Company's auditor since 2015.

U.S. Xpress Enterprises, Inc.
Consolidated Balance Sheets
December 31, 2018 and 2017

(in thousands, except share amounts)	2018	2017

Assets
Current assets
Cash and cash equivalents	$9,892	$9,232
Customer receivables, net of allowance of $59 and $122 at December 31, 2018 and 2017, respectively	190,254	186,407
Other receivables	20,430	21,637
Prepaid insurance and licenses	11,035	7,070
Operating supplies	7,324	8,787
Assets held for sale	33,225	3,417
Other current assets	13,374	12,170
Total current assets	285,534	248,720
Property and equipment, at cost	898,530	835,814
Less accumulated depreciation and amortization	(379,813)	(371,909)
Net property and equipment	518,717	463,905
Other assets
Goodwill	57,708	57,708
Intangible assets, net	28,913	30,742
Other	19,615	19,496
Total other assets	106,236	107,946
Total assets	$910,487	$820,571
Liabilities, Redeemable Restricted Units and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$63,808	$80,555
Book overdraft	-	3,537
Accrued wages and benefits	24,960	20,530
Claims and insurance accruals, current	47,442	47,641
Other accrued liabilities	8,120	13,901
Liabilites associated with assets held for sale	6,856	-
Current maturities of long-term debt	113,094	132,332
Total current liabilities	264,280	298,496
Long-term debt, net of current maturities	312,819	480,472
Less unamortized discount and debt issuance costs	(1,347)	(7,266)
Net long-term debt	311,472	473,206
Deferred income taxes	19,978	15,630
Long-term liabilities associated with assets held for sale	8,353	-
Other long-term liabilities	7,713	14,350
Claims and insurance accruals, long-term	60,304	56,713
Commitments and contingencies (Notes 11 and 13)	-	-
Redeemable restricted units	-	3,281
Stockholders' Equity (Deficit)
Common stock Class A, $.01 par value, 140,000,000 and 30,000,000 shares authorized at December 31, 2018 and 2017, respectively, 32,859,292 and 6,384,877 issued and outstanding at December 31, 2018 and 2017, respectively	329	64
Common stock Class B, $.01 par value, 35,000,000 and 0 authorized at December 31, 2018 and 2017, respectively, 15,486,560 and 0 issued and outstanding at December 31, 2018 and 2017, respectively	155
Additional paid-in capital	251,742	1
Accumulated deficit	(17,335)	(43,459)
Stockholders' equity (deficit)	234,891	(43,394)
Noncontrolling interest	3,496	2,289
Total stockholders' equity (deficit)	238,387	(41,105)
Total liabilities, redeemable restricted units and stockholders' equity (deficit)	$910,487	$820,571

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Consolidated Statements of Comprehensive Income (Loss)
December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)	2018	2017	2016

Operating revenue
Revenue, before fuel surcharge	$1,622,083	$1,417,173	$1,348,023
Fuel surcharge	182,832	138,212	103,182
Total operating revenue	1,804,915	1,555,385	1,451,205
Operating expenses
Salaries, wages, and benefits	535,994	543,735	510,599
Fuel and fuel taxes	227,525	219,515	186,257
Vehicle rents	78,639	74,377	109,466
Depreciation and amortization, net of (gain) loss on sale of property	97,954	93,369	71,597
Purchased transportation	481,945	308,624	275,691
Operating expenses and supplies	118,064	126,700	124,102
Insurance premiums and claims	85,075	77,430	69,722
Operating taxes and licenses	14,133	13,769	13,432
Communications and utilities	9,575	7,683	8,604
General and other operating expenses	66,412	61,575	54,004
Impairment of assets held for sale	10,693	-	-
Total operating expenses	1,726,009	1,526,777	1,423,474
Operating income	78,906	28,608	27,731
Other expense (income)
Interest expense, net	34,866	49,758	48,178
Gain on sale of Xpress Global Systems	-	(1,026)	-
Early extinguishment of debt	7,753	-	-
Impairment of equity method investments	1,804	-	-
Equity in loss of affiliated companies	381	1,350	3,202
Other, net	136	(350)	773
	44,940	49,732	52,153
Income (loss) before income tax provision (benefit)	33,966	(21,124)	(24,422)
Income tax provision (benefit)	7,860	(17,187)	(8,448)
Net total and comprehensive income (loss)	26,106	(3,937)	(15,974)
Net total and comprehensive income attributable to noncontrolling interest	1,207	123	550
Net total and comprehensive income (loss) attributable to controlling interest	$24,899	$(4,060)	$(16,524)
Earnings (loss) per share
Basic earnings (loss) per share	$0.84	$(0.64)	$(2.59)
Basic weighted average shares outstanding	29,470	6,385	6,385
Diluted earnings (loss) per share	$0.83	$(0.64)	$(2.59)
Diluted weighted average shares outstanding	30,133	6,385	6,385

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
December 31, 2018, 2017 and 2016

			Additional Paid In Capital		Non Controlling Interest	Total Stockholders' Equity (Deficit)	Redeemable Restricted Units
	Class A Stock	Class B Stock		Accumulated Deficit
(in thousands, except share amounts)

Balances at December 31, 2015	$64	-	$1	$(22,875)	$1,616	$(21,194)	$2,910
Amortization of restricted stock	-	-	-	-	-	-	520
Dividend of repurchased membership units	-	-	-	-	-	-	(299)
Realized gain on fuel hedge, net of tax	-	-	-	-	-	-	-
Net income	-	-	-	(16,524)	550	(15,974)	-
Balances at December 31, 2016	64	-	1	(39,399)	2,166	(37,168)	3,131
Amortization of restricted stock	-	-	-	-	-	-	673
Dividend of repurchased membership units	-	-	-	-	-	-	(523)
Net income (loss)	-	-	-	(4,060)	123	(3,937)	-
Balances at December 31, 2017	64	-	1	(43,459)	2,289	(41,105)	3,281
Share based compensation	-	-	1,856	-	-	1,856	391
Adoption of ASC 606	-	-	-	1,459	-	1,459	-
Cancel 6,384,877 US Xpress Enterprises shares	(64)	-	-	64	-	-	-
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	-	(11)	(149)	-	-	-
Issuance of 15,486,560 shares of Class B Stock in Reorganization	-	155	(6)	(149)	-	-	-
Transfer from temporary equity to permanent equity	-	-	3,455	-	-	3,455	(3,455)
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	167	-	246,449	-	-	246,616	-
Vesting of 144,667 restricted units	2	-	(2)	-	-	-	-
Dividend of repurchased membership units	-	-	-	-	-	-	(217)
Net income	-	-	-	24,899	1,207	26,106	-
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387	$-

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Consolidated Statements of Cash Flows
December 31, 2018, 2017 and 2016

(in thousands)	2018	2017	2016

Operating activities
Net income (loss)	$26,106	$(3,937)	$(15,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	7,753	-	-
Impairments of assets held for sale and equity method investments	12,497	-	-
Equity in loss of affiliated companies	381	1,350	3,202
Gain on life insurance proceeds	(4,000)	-	-
Deferred income tax provision (benefit)	5,691	(20,156)	(12,245)
Provision for losses on receivables	104	-	9
Depreciation and amortization	90,831	91,340	65,775
Losses on sale of equipment	7,123	2,029	5,822
Share based compensation	2,248	673	520
Original issue discount and deferred financing amortization	1,728	3,791	5,517
Interest paid-in-kind	(7,516)	1,452	1,817
Gain on sale of Xpress Global Systems	-	(1,026)	-
Purchase commitment interest (income) expense	(192)	(698)	883
Changes in operating assets and liabilities:
Receivables	(8,972)	(32,051)	13,114
Prepaid insurance and licenses	(4,006)	45	(1,322)
Operating supplies	725	(510)	498
Other assets	(3,438)	(529)	(1,857)
Accounts payable and other accrued liabilities	(21,020)	41,930	10,291
Accrued wages and benefits	6,304	1,691	939
Net cash provided by operating activities	112,347	85,394	76,989
Investing activities
Payments for purchases of property and equipment	(223,939)	(240,417)	(54,710)
Proceeds from sales of property and equipment	55,370	32,183	43,723
Proceeds on life insurance	2,980	-	-
Acquisition of business	-	(2,219)	-
Other	(500)	(758)	(360)
Net cash used in investing activities	(166,089)	(211,211)	(11,347)
Financing activities
Borrowings under lines of credit	292,332	387,973	344,681
Payments under lines of credit	(321,665)	(358,640)	(344,680)
Borrowings under long-term debt	362,013	224,102	47,847
Payments of long-term debt	(504,180)	(118,834)	(102,126)
Payments of financing costs and original issue discount	(4,166)	(5,844)	(3,780)
Proceeds from issuance of 16,668,000 shares, net of expenses	246,616
Payments of long-term consideration for business acquistion	(1,010)	-	-
Settlement of forward contract	-	-	(2,200)
Repurchase of membership units	(217)	(523)	(299)
Book overdraft	(3,537)	3,537	(4,150)
Net cash provided by (used in) financing activities	66,186	131,771	(64,707)
Cash included in assets held for sale	(11,784)	-	-
Net change in cash and cash equivalents	660	5,954	935
Cash and cash equivalents
Beginning of year	9,232	3,278	2,343
End of year	$9,892	$9,232	$3,278
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$47,406	$44,073	$33,696
Cash paid (refunded) during the year for income taxes	1,603	(208)	1,834
Supplemental disclosure of significant noncash investing and financing activities
Lease conversion	$-	$34,169	$-
Capital lease additions	439	1,505	-
Capital lease extinguishments	1,146	222	6,035
Assumption of debt	-	5,377	-
Property and equipment amounts accrued in accounts payable	1,213	1,196	-
Financing costs accrued in accounts payable	-	1,162	-
Uncollected proceeds from asset sales	2,671	424	879

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
In connection with the Reorganization, we adopted the Second Amended and Restated Certificate of Incorporation of the Company, and converted into and exchanged the issued and outstanding membership units of New Mountain Lake immediately prior to the Reorganization for the Company’s common stock. We provided for the issuance of 4.6666667 shares of Class A common stock for each Class B non-voting membership unit in New Mountain Lake and 4.6666667 shares of Class B common stock for each Class A voting membership unit in New Mountain Lake. The holders of Class A common stock are entitled to one vote per share and the holders of Class B common stock are entitled to five votes per share. In the offering, the Company sold 16,668,000 shares of Class A common stock at a price of $16 per share to the public and received net proceeds of $246.6 million, after deducting underwriting discounts and commissions and offering expenses.
Under our Articles of Incorporation, our authorized capital stock consists of 140,000,000 shares of Class A common stock, par value $0.01 per share, 35,000,000 shares of Class B common stock, par value $0.01 per share, and 9,333,333 shares of preferred stock, the rights and preferences of which may be designated by the Board of Directors.
2.         Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries.  All significant intercompany transactions and accounts have been eliminated.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and such differences could be material.  Significant estimates include useful lives of property and equipment and related salvage value, claims reserves for liability and workers’ compensation claims and valuation allowance for deferred tax assets.
Cash and Cash Equivalents
Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Customer Receivables and Allowances
Customer receivables are recorded at the invoiced amount, net of allowances for uncollectible accounts and revenue adjustments.  The allowances for uncollectible accounts and revenue adjustments are based on historical experience as well as any known trends or uncertainties related to customer billing and account collectability.  The Company reviews the adequacy of its allowance for doubtful accounts on a quarterly basis.  Past due balances over contractual payment terms and exceeding specified amounts are reviewed individually for collectability.  Receivable balances are written off when collection is deemed unlikely.
Operating Supplies
Operating supplies consist primarily of parts, materials and supplies for servicing the Company’s revenue and service equipment.  Operating supplies are recorded at the lower of cost (on a first-in, first-out basis) or market.  Tires purchased as part of revenue and service equipment are capitalized as part of the cost of the equipment.  Replacement tires are charged to expense when placed in service.
Assets Held for Sale
Assets held for sale are comprised of revenue equipment no longer being utilized in continuing operations which are available and ready for sale.  Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value or fair market value less selling costs.  The Company expects to sell these assets within the next twelve months. At December 31, 2018, assets held for sale included revenue equipment of approximately $5.2 million and assets of a business held for sale of approximately $28.0 million. At December 31, 2017, assets held for sale was comprised solely of revenue equipment.  See Note 5, Assets Held for Sale for more discussion related to the sale of our interest in Xpress Internacional S.A. de C.V. (Xpress Internacional) during January 2019.
Property and Equipment
Property and equipment are carried at cost.  Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage values ranging from 25.0% to 50.0% of revenue equipment).  The Company periodically evaluates the estimated useful lives and salvage values of its revenue equipment, due to changes in business needs and expected usage of the equipment.  Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is included in depreciation and amortization expense in the Company’s consolidated statements of comprehensive income.  Expenditures for normal maintenance and repairs are expensed.  Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.
Impairment of Long Lived Assets
The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized.  We measure the impairment loss by comparing the fair value of the asset to its carrying value.  Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate.

Goodwill
In 2013, the Company adopted Accounting Standards Update (ASU) 2011-08, Testing Goodwill for Impairment, which allows companies to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under this standard, the Company would not be required to calculate the fair value of a reporting unit unless the Company determines, based on the qualitative review, that it is more likely than not that its fair value is less than its carrying amount.  The standard includes events and circumstances for the Company to consider when conducting the qualitative assessment.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The quantitative impairment test consists of two different steps.  The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount of a reporting unit’s goodwill exceeds its fair value, the second step measures the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

The Company performs an annual goodwill impairment analysis at the reporting unit level as of October 1 each year or when an event occurs which might cause or indicate impairment. In the fourth quarter of 2018, the Company performed the quantitative impairment test of goodwill due to the decline in our stock price and concluded that the fair value of our Truckload reporting unit is greater than its carrying amount. The Company performed the qualitative assessment in the fourth quarter of 2017 and concluded it was more likely than not that the fair value of the Truckload reporting unit was greater than its carrying amount.
Intangible Assets
Customer relationships are valued as part of acquisition-related transactions using the income appraisal methodology.  The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset.  The value of customer relationships includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology.  Customer relationships are amortized over seven to fifteen years.  The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable.  There was no impairment of customer relationships in 2018 and 2017.
Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset.  The Company’s trade names have an indefinite life and are not amortized.  In the fourth quarter of 2018 and 2017, the Company performed the qualitative assessment of its trade name assets and concluded it was more likely than not that the fair value of each of the assets is greater than its carrying amount.  Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.
Book Overdraft
Book overdraft represents outstanding checks in excess of current cash levels.  The Company funds its book overdraft from its line of credit and operating cash flows.
Deferred Financing Costs
The Company presents debt issuance costs as a direct deduction from the related debt, consistent with debt discounts.  Debt issuance costs associated with revolving line-of-credit arrangements are presented as an asset. All such debt issuance costs are amortized ratably over the term of the arrangement. Term loan debt issuance costs excluding original issue discount, net of accumulated amortization were $1.3 million and $6.5 million at December 31, 2018 and 2017, respectively. Revolver gross debt issuance costs were $1.5 million and $3.2 million at December 31, 2018 and 2017, respectively, offset by accumulated amortization of $0.2 million and $2.5 million at December 31, 2018 and 2017, respectively. Debt issuance cost amortization expense excluding original issue discount was $1.6 million, $3.4 million and $4.9 million in 2018, 2017 and 2016, respectively.
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

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $3.3 million with accumulated amortization of $1.5 million at December 31, 2018 and are included in other currents assets in our consolidated balance sheets.
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
The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables on our consolidated balance sheet. The Company receives the unconditional right to bill when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the  consolidated balance sheet were $2.9 million  at December 31, 2018  and are included in customer receivables in the  consolidated balance sheets. The amount of revenue to be recognized related to the Company’s remaining performance obligations was $2.4 million at December 31, 2018.
The following table presents the effect of the adoption of Accounting Standard Codification 606 “Revenue from Contracts with Customers” (ASC 606) on our consolidated financial statements for the year ended December 31, 2018 (in thousands, except per share amounts):

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

(in thousands, except per share amounts)
	As Reported for the	Adjustments	Under ASC 605
	Year Ended	Due to	For the Year Ended
	December 31, 2018	ASC 606	December 31, 2018
Consolidated Statement of Comprehensive Income (Loss)
Operating revenues	$1,804,915	$(945)	$1,805,860
Total operating expenses	1,726,009	(1,847)	1,727,856
Operating income	78,906	902	78,004
Income before income tax provision	33,966	902	33,064
Income tax provision	7,860	262	7,598
Net income	26,106	640	25,466
Net income attributable to controlling interest	24,899	640	24,259
Basic earnings per share	0.84	0.02	0.82
Basic weighted average shares outstanding	29,470	29,470	29,470
Diluted earnings per share	0.83	0.02	0.81
Diluted weighted average shares outstanding	30,133	30,133	30,133

	Reported	Adjustments	Under ASC 605
	Balance at	Due to	Balance at
	December 31, 2018	ASC 606	December 31, 2018
Consolidated Balance Sheet
Customer receivables	$190,254	$2,906	$187,348
Other current assets	13,374	1,812	11,562
Total current assets	285,534	4,718	280,816
Total assets	910,487	4,718	905,769
Accounts payable	63,808	1,892	61,916
Other accrued liabilities	8,120	349	7,771
Deferred income taxes	19,978	378	19,600
Accumulated deficit	(17,335)	2,099	(19,434)
Stockholders' equity (deficit)	234,891	2,099	232,792
Total stockholders' equity (deficit)	238,387	2,099	236,288
Total liabilities, redeemable restricted units and stockholders' equity (deficit)	910,487	4,718	905,769

	As Reported for the	Adjustments	Under ASC 605
	Year Ended	Due to	For the Year Ended
	December 31, 2018	ASC 606	December 31, 2018
Operating Cash Flows
Net income	$26,106	$640	$25,466
Receivables	(8,972)	945	(9,917)
Other assets	(3,438)	(1,348)	(2,090)
Accounts payable and other accrued liabilities	(21,020)	(499)	(20,521)
Deferred income tax provision	5,691	262	5,429

Income Taxes
Income taxes are accounted for under the asset-and-liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.
The Company evaluates the need for a valuation allowance on deferred tax assets based on whether it believes that it is more likely than not all deferred tax assets will be realized.  A consideration of future taxable income is made as well as on-going prudent feasible tax planning strategies in assessing the need for valuation allowances.  In the event it is determined all or part of a deferred tax asset would not be able to be realized, management would record an adjustment to the deferred tax asset and recognize a charge against income at that time.
The Company’s estimate of the potential outcome of any uncertain tax issue is subject to its assessment of relevant risks, facts and circumstances existing at that time.  The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes, and records a liability when such uncertainties meet the more likely than not recognition threshold. Potential accrued interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The Act subjects a US shareholder to tax on Global Intangible Low-Taxed Income (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected the latter method and will provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only.

Concentration of Credit Risk
Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. Revenues from the Company’s largest customer accounted for 11.8% of total consolidated revenues before fuel surcharge during 2018. The Company performs ongoing credit evaluations and generally does not require collateral.
Foreign Currency
Foreign currency activity is reported in accordance with ASC 830, Foreign Currency Matters.  The loss from foreign currency transactions is included in the consolidated statements of comprehensive income as a component of other expense. (Gains) losses were $0.1 million, $(0.3) million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Stock-Based Compensation
The Company has stock-based compensation plans that provide for grants of equity to its management in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee. Stock-based compensation is recognized over the period for which an employee is required to provide service in exchange for the award.  Stock-based compensation expense is included in salaries, wages, and benefits in the consolidated statements of comprehensive income.
Claims and Insurance Accruals
Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels.  Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate.  Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2018 and 2017, plus an estimated liability for incurred but not reported claims and the associated expense.  Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends.  At December 31, 2018 and 2017, the amount recorded for both workers’ compensation and auto liability were based in part upon actuarial studies performed by a third-party actuary.
At December 31, 2018 and 2017, the Company had a claim accrual and corresponding receivable for the amount above its self-insured retention of $0.4 million and $0.8 million, respectively, which the Company believes should be sufficient to resolve the remaining claims. The Company believes the insurers will provide their portion of the remaining claims.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Investment in Affiliated Companies
The Company consolidates operating companies in which it has a controlling financial interest.  The usual condition for a controlling financial interest is ownership of a majority of the voting interest.  Operating companies in which the Company is able to exercise significant influence but does not control are accounted for under the equity method. The Company accounted for its 10% investment in Xpress Global Systems (XGS) under the equity method of accounting as it was deemed to have significant influence due to the structure of XGS. During December 2018, our interest in XGS was extinguished and we recognized an impairment charge of $0.9 million.
Recently Issued Accounting Standards
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

In February 2016, the FASB issued ASU 2016-02, as amended by subsequent accounting standard updates (collectively, “Topic 842”), to increase transparency and comparability by recognizing right-of-use assets (ROU assets) and lease liabilities on the balance sheet and disclosing key information about the leasing arrangements. Topic 842, through an alternative transition method, permits an entity to adopt the provisions of ASU 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without adjustment to the financial statements for periods prior to adoption. ASU 2016-02 also provides an election for a package of practical expedients which permits an entity to not reassess whether any expired or existing contracts contain leases, the classification of the lease, and any initial direct costs. We expect to apply these practical expedients as part of our adoption.

The adoption of this guidance on January 1, 2019 is expected to result in our recording between $175.0 to $185.0 million of ROU assets and lease liabilities on our consolidated balance sheet as of January 1, 2019 for leases that were classified as operating leases under ASC 840. The implementation will not have an impact on our debt-covenant compliance under our current agreements. The ASU requires increased disclosures which will be included in our quarterly and annual consolidated financial statements beginning with our 2019 reporting periods.

Recently Adopted Accounting Standards
In March 2018, the Financial Accounting Standards Board (FASB) issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The standard adds SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 118, which expresses the view of the SEC Staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 - the date on which the Act was signed into law. The application of this guidance did not have a material impact on the consolidated financial statements. See Note 4, Income Taxes.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively if retrospective application would be impracticable. The provisions of this update are effective for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-15 effective January 1, 2018. The application of this guidance did not have a material impact on the consolidated financial statements.

The Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” effective January 1, 2018 by using the modified retrospective transition approach and recognizing the cumulative effect of the change in retained earnings. The primary impact of adopting ASC 606 is the earlier recognition of revenue for loads that are in route as of the balance sheet date. Prior to adopting ASC 606, the Company recognized revenue and direct costs when shipments were delivered. Under ASC 606, the Company is required to recognize revenue and related direct costs over time as the shipment is being delivered. ASC 606 also requires substantial new disclosures regarding the nature, amount, timing and uncertainty of recognized revenue, which are provided under the heading “Recognition of Revenue” above. The adoption of ASC 606 resulted in a cumulative positive adjustment to opening equity at December 31, 2017 of approximately $1.5 million.

3.	Business Acquisition
On March 20, 2017, the Company acquired certain assets and assumed certain liabilities of a small truckload carrier who had acted in the capacity of a sales and asset agent for the Company. The purchase price of $10.6 million consisted of $2.2 million cash payments in 2017, $3.0 million to be paid in three equal installments each anniversary date and the assumption of $5.4 million in debt related to revenue equipment. The allocation of the purchase price consisted of $5.9 million in property and equipment, $2.2 million in goodwill, $2.5 million in customer relationships and $5.4 million in debt. The customer relationships are being amortized over a period of seven years. Pro forma financial information is not presented because such amounts are not significant to the Company’s consolidated financial statements.
4.	Income Taxes
The components of earnings (loss) before income taxes are as follows (in thousands):
	2018	2017	2016
Domestic	$27,262	$(27,722)	$(32,218)
Mexico	6,704	6,598	7,796
Income (loss) before Income Taxes	$33,966	$(21,124)	$(24,422)

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The income tax provision (benefit) for 2018, 2017 and 2016 consists of the following (in thousands):
	2018	2017	2016
Current
Federal	$(1,358)	$(31)	$847
State	911	605	314
Mexico	2,616	2,396	2,636
	2,169	2,970	3,797
Deferred
Federal	5,113	(21,190)	(11,248)
State	788	79	(1,139)
Mexico	(210)	954	142
	5,691	(20,157)	(12,245)
Income tax provision (benefit)	$7,860	$(17,187)	$(8,448)

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of comprehensive income to the amounts computed by applying federal statutory rate of 21% for 2018 and 35% for 2017 and 2016, respectively is as follows (in thousands):
	2018	2017	2016
Federal income tax at statutory rate	$7,132	$(7,437)	$(8,714)
State income taxes, net of federal income tax benefit	1,319	(597)	(727)
Nondeductible per diem paid to drivers	1,182	2,476	2,556
Xpress Internacional activity	1,616	76	466
Tax credits	(1,611)	(970)	(1,005)
Provision to return adjustment	35	248	(1,659)
Valuation allowance	2,433	950	(22)
Foreign transition tax on deemed distribution	(30)	2,315	-
Global intangible low-taxed income (GILTI)	1,217	-	-
Tax Act impact of federal rate change	-	(14,723)	-
Basis difference on assets held for sale	(2,524)	-	-
Change in reserve for uncertain tax positions and settlements	(3,278)	146	100
Affirmative issue - imputed interest expense	1,223	(1,223)	-
Non-taxable life insurance death benefit	(1,004)	-	-
Expiration of federal capital loss carryforward	1,826	-	-
Excess tax benefits on share-based compensation	(651)	-	-
Deferred Mexican withholding tax	(876)	876	-
Other, net	(149)	676	557
Income tax provision (benefit)	$7,860	$(17,187)	$(8,448)
At December 31, 2018, our analysis is complete for amounts recorded related to the Act. The final amount of the one-time transition tax imposed by the Act was favorably adjusted by $0.2 million from the original provision provided in the December 31, 2017 financial statements. There were no other material adjustments related to the impact of the Act.

Prior to the enactment of the Act, the Company was indefinitely reinvested with respect to undistributed earnings of foreign subsidiaries.  At December 31, 2017, the Company changed its assertion and established a deferred tax liability of $0.9 million related to foreign withholding taxes that it would incur should it repatriate these historic earnings. As of December 31, 2018, the Company had an executed letter of intent to sell the stock of the foreign subsidiaries for which it had previously reflected the $0.9 million deferred tax liability. Since the Company no longer expects to repatriate these earnings in the future and, instead, sold the stock of these foreign subsidiaries on January 17, 2019, it has fully reversed the related deferred tax liability. As a result of the Company’s disposal of its interests in all foreign subsidiaries on January 17, 2019, there are no longer any undistributed earnings from foreign subsidiaries that can be indefinitely reinvested.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017, consists of the following (in thousands):

	2018	2017
Deferred tax assets
Allowance for doubtful accounts	$1,333	$1,099
Insurance and claims reserves	22,503	24,261
Compensation and employee benefits	2,973	2,355
Net operating loss and credit carryforwards	53,552	15,225
Net federal capital loss carryforward	-	1,826
Capital lease obligations	4,782	6,512
Investment in subsidiaries	6,660	1,540
Other	551	3,487
Valuation allowance	(5,826)	(3,393)
Total deferred tax assets	$86,528	$52,912
Deferred tax liabilities
Property and equipment	$97,073	$56,570
Intangibles	8,007	8,392
Prepaid license fees	974	1,014
Other	452	2,566
Total deferred tax liabilities	$106,506	$68,542
Net deferred tax liability	$19,978	$15,630

The Company had approximately $0 and $8.7 million of federal capital loss carryforwards, $177.7 million and $13.5 million of federal operating loss carryforwards, $122.3 million and $82.9 million of state operating loss carryforwards and $0.6 million and $0.5 million of state tax credit carryforwards at December 31, 2018 and 2017, respectively. The federal capital loss expired in 2018. Federal operating losses created before 2018 of $27.0 million expire in years 2036 through 2037 while federal losses created in 2018 of $150.7 million do not expire and may be carried forward indefinitely. The federal credit carryforward of $9.1 million will begin to expire in the years 2034 through 2038. The state loss carryforwards of $122.3 million begin to expire in the year 2020 and forward, depending on the state and may be used to offset otherwise taxable income. State tax credit carryforwards of $0.6 million expire in the years 2019 through 2028.

The Company has a valuation allowance of $5.8 million and $3.4 million at December 31, 2018 and 2017, respectively, to offset the tax benefit of certain state operating loss carryforwards, state credit carryforwards, and federal capital loss carryforwards. The valuation allowance increased by $2.4 million and decreased $0.1 million during the years   ended December 31, 2018 and December 31, 2017, respectively, due to the expiration of a federal capital loss, the addition of capital deferred tax assets, and the change in certain separate company state operating loss carryforwards and certain state tax credit carryforwards which the Company does not currently believe it will be able to utilize before the applicable expiration date of each item.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Deferred tax valuation allowances	Balance at beginning of period
		Charges to costs and expenses	Charges to other accounts		Balance at end of period
				Deductions
Fiscal year ended
December 31, 2016	$3,583	$-	$(31)	$22	$3,530
December 31, 2017	$3,530	$1,081	$-	$1,218	$3,393
December 31, 2018	$3,393	$5,654	$-	$3,221	$5,826

For the years ended December 31, 2018, 2017 and 2016, the Company had a balance of unrecognized tax benefits of $0.8 million, $5.5 million and $5.2 million respectively, which is a component of other long-term liabilities.

	2018	2017	2016
Beginning balance	$5,506	$5,200	$5,200
Additions based on tax positions taken in prior years	829	306	-
Reductions as a result of a lapse of the applicable statute of limitations	(5,506)	-	-
Balance at December 31	$829	$5,506	$5,200

Interest and penalties related to uncertain tax positions are classified as income tax expense in the consolidated statement of comprehensive income. This amounted to $0.1 million, $0.1 million and $0.1 million for 2018, 2017 and 2016, respectively.

Only tax years 2014 and forward remain subject to examination by federal and state tax jurisdictions, other than the current IRS audit.  This audit is focused on amended federal income tax returns filed for 2009-2012 and relates only to reported changes in fuel tax credits and agricultural chemicals security credits. Due to events related to this IRS exam that occurred in 2018, the Company has released the reserve related to these items.

As of December 31, 2018, we estimate that it is reasonably possible that unrecognized tax benefits may decrease up to $0.8 million in the next 12 months due to the resolution of these tax matters. The resolution of these unrecognized tax benefits would impact the Company's tax expense between $0 and $0.7 million, exclusive of interest.

5.	Assets Held for Sale
During December 2018, we entered into a letter of intent to sell our 95% interest in Xpress Internacional as well as our equity method investments with operations in Mexico (Dylka Distribuciones Logisti-K, S.A. de C.V. and XPS Logisti-K Systems, S.A.P.I. de C.V.). The transaction closed on January 17, 2019. The purchase price was $4.5 million in cash, a $6.0 million note receivable and approximately $2.5 million in contingent consideration related to the completion of selling 110 tractors. The fair value of the tractors approximated $2.5 million on January 17, 2019. The results of operations from the business classified as assets held for sale were not material to our consolidated revenues or consolidated operating income. We recognized a held for sale impairment in the amount of $11.6 million related to the disposal group as the net carrying value exceeded the fair value.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Amounts classified as assets and liabilities held for sale at December 31, 2018 related to the disposal group outlined above within the consolidated balance sheet are as follows (in thousands):
Total current assets of business held for sale	$28,038
Property, plant and equipment	10,635
Other assets	994
Total disposal group assets held for sale	$39,667

Total current liabilities associated with assets held for sale	$6,856
Long-term liabilities associated with assets held for sale	8,353
Total liabilities associated with assets of business held for sale	$15,209

Held for sale impairment charge	11,629

Fair value of disposal group held for sale	$12,829
The amount of the impairment is equal to carrying value of the long-term assets.
6.	Property and Equipment
The cost and lives at December 31, 2018 and 2017, are as follows (in thousands):
Approximate		Cost
Lives		2018	2017
Land and land improvements		$22,130	$20,880
Buildings and building improvements	10−40 years	85,317	79,820
Revenue and service equipment	3−15 years	648,648	597,644
Furniture and equipment	3−7 years	47,482	46,524
Leasehold improvements	lesser of useful life or lease terms	23,027	25,387
Computer software	1−7 years	71,926	65,559
		$898,530	$835,814
The Company recognized $85.9 million, $86.0 million and $56.6 million in depreciation expense in 2018, 2017 and 2016, respectively.  The Company recognized $7.1 million, $2.0 million and $5.8 million of losses on the sale of equipment in 2018, 2017 and 2016, respectively, which is included in depreciation and amortization expense in the consolidated statements of comprehensive income.  The Company enters into capital leases for certain revenue equipment with terms ranging from 24 - 100 months.  At December 31, 2018 and 2017, property and equipment included capitalized leases with costs of $39.5 million and $46.1 million, and accumulated amortization of $18.1 million and $19.8 million, respectively.  Amortization of capital leases is also included in depreciation expense.  The Company recognized $3.1 million, $3.8 million and $7.8 million of computer software amortization expense in 2018, 2017 and 2016, respectively.  Accumulated amortization for computer software was $60.2 million and $57.8 million as of December 31, 2018 and 2017, respectively.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

7.	Goodwill
Our Truckload reporting unit is the only reporting unit that has goodwill. The carrying amounts of Truckload goodwill are as follows at December 31, 2018 and 2017, respectively (in thousands):
Total
Balance at December 31, 2016	$55,508
Acquisition Activity	2,200
Balance at December 31, 2017	57,708
Balance at December 31, 2018	$57,708
Goodwill increased in 2017 as a result of the acquisition of a small truckload carrier.
8.	Intangible Assets
The gross amount of the customer relationships was $21.7 million as of December 31, 2018 and 2017, respectively. As a result of the acquisition in 2017, the Company recorded a customer relationship asset in the amount of $2.5 million. The Company recognized $1.8 million, $1.6 million and $1.3 million of amortization expense in 2018, 2017 and 2016 and accumulated amortization was $16.1 million and $14.3 million as of December 31, 2018 and 2017, respectively. The weighted average remaining useful life for the customer relationships was 4.0 and 4.8 years at December 31, 2018 and 2017, respectively.
The gross carrying value of the indefinite lived trade names was $23.3 million as of December 31, 2018 and 2017, respectively.
Scheduled amortization expense related to customer relationships for future years is as follows (in thousands):
Customer
Relationship
2019	1,694
2020	1,679
2021	1,393
2022	345
2023	345
Thereafter	115
$5,571

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

9.	Equity Investments
In November 2012, the Company acquired a 38% ownership in XPS Logisti-K Systems, S.A.P.I. de C.V. ("Logisti-K"), a Mexican based third party logistics business, for $0.5 million, with the remaining 62% interest owned by management of Logisti-K.  In September 2013, the Company acquired a 30% neutral investment in Dylka Distribuciones Logisti-K S.A. de C.V. ("Dylka"), an intra-Mexican carrier for $1.0 million.  During 2016, the Company contributed $0.4 million in additional capital to Dylka based on its pro rata share. The remaining 70% interest is owned by the management of Dylka with these shareholders also representing 42% ownership of Logisti-K.  The Company has provided the combined companies a $5.0 million working capital loan.  At December 31, 2018 and 2017, the outstanding amount of the working capital loan was $4.9 million plus accrued interest. During 2011 and 2012, the Company obtained common unit ownership interests in DriverTech, LLC (DriverTech). DriverTech is a provider of onboard computers designed for in-cab use and related software for the trucking industry. The Company owns 27.73% and certain members of management of the Company own 16.16%. The remaining 56.11% is owned by other investors.
Per review of the terms of Logisti-K, Dylka and DriverTech’s operating agreements, the Company has determined that these investments are variable interest entities. The daily operations of the businesses are the activities of Logisti-K, Dylka and DriverTech that most significantly impact their economic performance and these activities are directed by other investors. Accordingly, the power to direct the activities of Logisti-K, Dylka and DriverTech is provided by other investors and, thus, USX is not the investments’ primary beneficiary. Accordingly, the Company accounts for these investments under the equity method of accounting. The carrying values of Logisti-K and Dylka were $0 and $0 million at December 31, 2018, respectively and $0 and $0.6 million, respectively at December 31, 2017. The carrying value of our investment in DriverTech was $0 at December 31, 2018 and 2017, respectively.
In conjunction with the sale of Arnold Transportation, Inc. (Arnold) to Parker Global Enterprises, Inc. (Parker), the Company received common stock representing 45% of the outstanding equity interests of Parker.  The investment in Parker is accounted for under the equity method of accounting and was initially recognized at fair value of $10.4 million on January 2, 2013.  The carrying amount of the Company’s investment in Parker was $0 as of December 31, 2018 and 2017.
In April 2015, we sold our interest in XGS and  received common stock representing 10% of the outstanding equity interests of XGS valued at $0.2 million, and $5.0 million preferred stock.  The investment in XGS was accounted for under the equity method of accounting and was initially recognized at fair value of $5.2 million on April 13, 2015.  The carrying amount of the Company’s investment in XGS was $0 and $1.3 million as of December 31, 2018 and 2017, respectively.  During December 2018, the Company’s residual 10% investment along with our preferred stock was extinguished and we recognized an impairment charge of $0.9 million.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Summarized financial information for the Company’s equity investments aggregated as of December 31, 2018, 2017 and 2016 is as follows (in thousands):
(in thousands)	As of December 31,
	2018	2017
Current assets	23,325	37,131
Non-current assets	29,297	43,718
Total Assets	52,622	80,849

Current liabilities	54,733	66,726
Non-current liabilities	83,085	89,723
Total Liabilities	137,818	156,449
Net Liabilities	$(85,196)	$(75,600)

	For the Years Ended December 31,
	2018	2017	2016
Total operating revenue	$158,414	$243,311	$233,905
Operating expenses	151,523	247,384	240,157
Operating income (loss)	6,891	(4,073)	(6,252)
Net loss	$(3,679)	$(12,023)	$(16,917)
10.	Long-Term Debt
Long-term debt at December 31, 2018 and 2017 consists of the following (in thousands):
	2018	2017
Term loan agreement, maturing May 2020, terminated June 2018, effective interest rate of 12.2%	$-	$193,177
Line of credit, maturing March 2020, terminated June 2018	-	29,333
Term loan agreement, interest rate of 4.8% at December 31, 2018, maturing June 2023	195,000	-
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.0% and 4.7% at December 31, 2018 and 2017, due in monthly installments with final maturities at various dates through December 2025, secured by related revenue equipment with a net book value of $197.1 million and $315.7 million in December 2018 and 2017	184,867	310,850
Note payable to limited liability company owned in part by certain officers of the Company, interest rate of 13.0% at December 31, 2017, maturing November 2020, terminated June 2018	-	25,516
Mortgage note payables, interest rates ranging from 5.25% to 6.99% at December 31, 2018 and 2017 due in monthly installments with final maturities as various dates through September 2031, secured by real estate with a net book value of $24.1 million and $24.7 million at December 2018 and 2017	18,861	20,033
Capital lease obligations, maturing at various dates through April 2024	20,313	27,761
Other	6,872	6,134
	425,913	612,804
Less: Unamortized discount and debt issuance costs	(1,347)	(7,266)
Less: Current maturities of long-term debt	(113,094)	(132,332)
	$311,472	$473,206

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

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
At December 31, 2018, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $0 borrowings outstanding and $118.3 million available to borrow and the Term Facility had $195.0 million outstanding.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At December 31, 2018, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
Old Term Loan Agreement

At December 31, 2017, the Company had an outstanding term loan in the amount of $193.2 million. The term loan had scheduled quarterly principal payments of $0.7 million, with the final payment of all then-outstanding principal at maturity. The term loan bore interest, at a rate equal to LIBOR plus an applicable margin ranging from 10.0% to 11.5%, subject to a LIBOR floor. The effective interest rate for the term loan at December 31, 2017 was 12.2%, including the effect of original issue discount as discussed below.
During 2016, we incurred fees and prepayment costs associated with an amendment of $3.7 million, of which $2.7 million was charged to interest expense with the remaining $1.0 million recorded as deferred financing costs. During 2017, we incurred fees associated with amendments in the amount of $5.5 million, of which $4.1 million was recorded as deferred financing costs and $1.4 million in third party fees charged to interest expense.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Original issue discount was recorded as an offset to long-term debt and was amortized over the term of the respective obligation using the effective interest method.  Unamortized original issue discount was $0.8 million as of December 31, 2017.  Associated amortization expense was $0.1 million, $0.4 million and $0.6 million in 2018, 2017 and 2016, respectively.
In June 2018, the Company repaid this term loan with proceeds from the offering and incurred a loss on early extinguishment of debt. The loss resulted from the write-off of unamortized discount and debt issuance costs of $0.6 million and $5.3 million, respectively, payment of fees to lenders of $1.4 million and third party fees of $0.1 million.
Old Line of Credit

At December 31, 2017, the Company had $29.3 million outstanding on its $155 million senior secured revolving credit facility.  The revolving facility was secured by a first lien on the Company’s trade accounts receivable and certain related assets and a second lien on substantially all other assets other than assets securing other debt. The facility bore interest dependent on the excess availability on the facility at the base rate, as defined, plus an applicable margin of 0.75% to 1.50% or LIBOR plus an applicable margin of 1.75% to 2.50%. At December 31, 2017, the interest rate on the facility was LIBOR plus 2.0%.
During 2017, the Company paid $0.3 million in lender amendment and legal fees.
In June 2018, in connection with the offering and entering into the New Credit Facility, the Company repaid and terminated this revolving credit facility and incurred a loss on early extinguishment of debt. The loss resulted from the write-off of debt issuance costs of $0.2 million and payment of fees to lenders of $0.1 million.

Debt Maturities

As of December 31, 2018, the scheduled principal payments of long-term debt, excluding unamortized discount and debt issuance costs and capital leases are as follows (in thousands):
2019	$106,383
2020	27,960
2021	26,938
2022	47,021
2023	178,888
Thereafter	18,410
$405,600
11.	Leases
The Company leases certain revenue and service equipment and office and terminal facilities under long-term noncancelable operating lease agreements expiring at various dates through October 2027. Rental expense under noncancelable operating leases was approximately $78.5 million, $75.7 million and $111.0 million in 2018, 2017 and 2016, respectively. Revenue equipment lease terms for new equipment are generally three to five years for tractors and five to eight years for trailers.  The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The Company leases certain of its revenue equipment under capital lease agreements.  The terms of the capital leases expire at various dates through April 2024. Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $28.2 million at December 31, 2018.  The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Approximate aggregate minimum undiscounted future rentals payable under these capital and operating leases for each of the next five years and thereafter are as follows (in thousands) and exclude approximately $9.3 million of future minimum lease payments related to Xpress Internacional:
	Capital	Operating

2019	$7,797	$60,303
2020	7,564	42,632
2021	4,086	35,302
2022	1,427	20,751
2023	1,427	15,884
Thereafter	297	14,080
	22,598	$188,952
Less: Amount representing interest	(2,285)
	20,313
Less: Current portion	(6,711)
	$13,602

12.	Related-Party Transactions
The Company had a $25.5 million note payable to a limited liability company controlled by certain officers of the Company as of December 31, 2017. The Company repaid the note in the amount of $26.6 million which included paid in kind interest of $8.6 million as of June 2018.
The Company leased a terminal facility from entities owned by the two principal stockholders of New Mountain Lake and their respective family trusts. The lease agreement was set to expire in 2020.  Rent expense of approximately $0.5 million, $0.9 million and $1.0 million was recognized in connection with these leases during 2018, 2017 and 2016, respectively. In June 2018, the Company purchased the terminal facility for $7.5 million with proceeds from the offering.
The Company and two principal stockholders of the Company collectively own 44.1% of the outstanding stock of DriverTech. Total payments by the Company to this provider were $1.5 million, $1.5 million and $1.9 million in 2018, 2017 and 2016, respectively, primarily for communications hardware.  This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.
In connection with the sale of Arnold to Parker, the Company entered into a number of agreements with Parker.  Under the Transition Services Agreement, the Company agreed to perform certain services for Parker, such as accounting, payroll, human resources, information technology and others.  Parker paid the Company approximately $0.2 million, $0.2 million and $0.3 million under this agreement during 2018, 2017 and 2016, respectively.
The Company entered into a ten-year lease with Arnold for the use of real property located in Grand Prairie, Texas. Arnold paid the Company approximately $0.4 million, $0.4 million and $0.4 million under these agreements during 2018, 2017 and 2016, respectively.
In September 2014, the Company entered into an agreement with Arnold, pursuant to which the Company a) assumed certain assets and liabilities of Arnold b) canceled certain leases of equipment and real estate to Arnold, c) hired certain Arnold employees, and d) entered into certain subleases of equipment from Arnold.  In conjunction with the transaction, Arnold agreed to a one-time payment of $5.0 million to the Company contingent on the sale of the business.
At December 31, 2018 and 2017, $3.1 million and $3.3 million was due from Arnold and was included in other receivables in the accompanying consolidated balance sheets, respectively.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

13.	Commitments and Contingencies
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
California Wage and Hour Class Action Litigation
On December 23, 2015, a class action lawsuit was filed against us and our subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino.  The case was transferred to the U.S. District Court for the Central District of California.  The putative class includes current and former truck drivers employed by us who worked or work in California after the completion of their training while residing in California since December 23, 2011 to present.  The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or break times, and were not paid premium pay in their absence, were not paid minimum wage for all hours worked, were not provided accurate and complete time and pay records and were not paid all accrued wages at the end of their employment, all in violation of California law.  The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees and costs and pre- and post-judgment interest. The matter is currently in discovery, and a jury trial has been requested. There is currently no trial date set. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.   We intend to vigorously defend the merits of these claims.
Telephone Consumer Protection Act Claim
A class action was filed against our subsidiary U.S. Xpress, Inc. in the U.S. District Court for the Western District of Virginia on December 11, 2017 and amended on March 7, 2018, alleging violations of the Telephone Consumer Protection Act, for two separate proposed classes. The putative classes include all persons within the United States to whom the Company either initiated a telephone call to a cellular telephone number using an automatic telephone dialing system or initiated a call to a residential telephone number using an artificial or pre-recorded voice at any time from December 11, 2013 to present.  The lawsuit seeks statutory damages for each violation, injunctive relief and attorneys’ fees and costs.  The Company successfully moved to dismiss the claims related to calls made to residential lines on grounds that the plaintiff lacked standing to assert such claims. The Court denied the Company’s Motion to Dismiss claims for all purported class members residing outside the State of Virginia for lack of personal jurisdiction. The matter is currently in discovery and is set for trial beginning January 13, 2020. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.  We intend to vigorously defend the merits of these claims.
Shareholder Claims
As set forth below, between November 2018 and February 2019, five substantially similar putative securities class action complaints were filed against us and certain other defendants.  These matters are not yet in discovery. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

On November 21, 2018, a putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee against us, five of our officers or directors, and the seven underwriters who participated in our initial public offering (“IPO”), alleging violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”).  The class action lawsuit is based on allegations that the Company made false and misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO.  The lawsuit is purportedly brought on behalf of a putative class of all persons or entities who purchased or otherwise acquired the Company’s Class A common stock pursuant and/or traceable to the IPO, and seeks, among other things, compensatory damages, costs and expenses (including attorneys’ fees) on behalf of the putative class.
On, January 23, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by a different plaintiff alleging claims under Section 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.
On, January 30, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by a different plaintiff alleging claims under Section 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018, and also alleging a claim under Section 12 of the Securities Act.
On February 5, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by a different plaintiff alleging claims under Section 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018, and also alleging a claim under Section 12 of the Securities Act.
On February 6, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by different plaintiffs alleging claims under Section 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.
The complaints in all the actions listed above allege that the Company made false and misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO, and that, as a result of such alleged statements, the plaintiffs suffered damages.  We believe the allegations made in the complaints are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.
The Company has letters of credit of $31.7 million outstanding as of December 31, 2018. The letters of credit are maintained primarily to support the Company’s insurance program.
The Company had cancelable commitments outstanding at December 31, 2018 to acquire revenue equipment for approximately $162.9 million in 2019. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.
14.	Share-based Compensation
2018 Omnibus Incentive Plan
In June 2018, the Board approved the 2018 Omnibus Incentive Plan (the “Incentive Plan”) to become effective in connection with the offering. The Company has reserved an aggregate of 3.2 million shares of its Class A common stock for issuance of awards under the Incentive Plan. Participants in the Incentive Plan will be selected by the Compensation Committee from the executive officers, directors, employees and consultants of the Company. Awards under the Incentive Plan may be made in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee pursuant to the Incentive Plan.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity from June 13, 2018 to December 31, 2018:
		Weighted
	Number of Units	Average Grant
		Date Fair Value
Unvested at June 13, 2018	-	-
Granted	287,232	$14.30
Forfeited	16,490	16.00
Unvested at December 31, 2018	270,742	$14.20
The restricted stock grants vest over periods of one to four years. The Company recognized compensation expense of $1.0 million during 2018. At December 31, 2018, the Company had $2.8 million in unrecognized compensation expense related to the above restricted stock awards which is expected to be recognized over a period of approximately 3.3 years.
The following is a summary of the Incentive Plan stock option activity from June 13, 2018 to December 31, 2018:
		Weighted
	Number of Units	Average Grant
		Date Fair Value
Unvested at June 13, 2018	-	-
Granted	192,203	$6.09
Forfeited	14,943	$6.09
Unvested at December 31, 2018	177,260	$6.09
The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.3 million during 2018. The fair value of the stock option grant was estimated using the Black-Scholes method as of the grant date using the following assumptions:
Strike price	$16.00
Risk-free interest rate	2.91%
Expected dividend yield	0%
Expected volatility	32.67%
Expected term (in years)	6.25
At December 31, 2018, the Company had $0.8 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 3.5 years.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

Stock Appreciation Rights
In June 2015, the Company approved the 2015 Stock Appreciation Rights Plan.  The purpose of the plan was to attract and retain the best available personnel for positions of substantial responsibility and to provide incentive to employees to promote the success of the Company’s business.  Each holder of an award had the right to receive a cash payment amounting to the difference between the grant price and the fair market value of the Company’s Class A common stock on the exercise date.  These awards were subject to time-based and performance-based vesting conditions. For each grant, the number of shares awarded was determined based on a performance condition relating to certain financial results of the Company.  Awards granted vested ratably over a service period of 5 years. The awards were accounted for as liability classified compensatory awards under ASC 710 and valued using the intrinsic value method, as permitted by ASC 718 for nonpublic entities, with changes to the value recognized as compensation expense during each reporting period.

In conjunction with the offering, the Company vested all remaining stock appreciation rights (“SARS”) and settled the resulting liabilities related thereto. As a result, the Company recorded additional compensation expense in the amount of $3.2 million in the second quarter of 2018.

The following is a summary of the Company’s SARS activity for 2018, 2017 and 2016:
	Number of Units	Grant Date
		Exercise Price
Outstanding at December 31, 2015	76,125	$9.95
Granted	-	-
Exercised	1,450	9.95
Canceled or expired	2,175	9.95
Outstanding at December 31, 2016	72,500	9.95
Granted	-	-
Exercised	2,175	9.95
Canceled or expired	5,075	9.95
Outstanding at December 31, 2017	65,250	9.95
Granted	-	-
Exercised	63,250	9.95
Canceled or expired	2,000	9.95
Outstanding at December 31, 2018	-	-
The Company recognized compensation expense of $3.4 million, $0.3 million and $0.2 million during 2018, 2017 and 2016, respectively.

Restricted Stock Units
In August 2008, the U.S. Xpress Enterprises board approved the 2008 Restricted Stock Plan that provided for restricted membership unit awards in New Mountain Lake in order to compensate the Company’s employees and to promote the success of the Company’s business.
Redeemable restricted units were subject to certain put rights at the option of the holder or upon the occurrence of an event that was not solely under the control of the Company. Under the terms of the stock plan, a portion of the units held by employees of the Company for at least nine months could be put back to the Company at the option of the holder during a specified period each year and under certain circumstances after termination. These equity instruments were redeemable at fair value and were classified as temporary equity on the 2017 consolidated balance sheets in accordance with ASC 480.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

As part of the Reorganization (see Note 1), all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion, the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for 2018, 2017 and 2016:
	Number of	Weighted
	Units	Average
Unvested at December 31, 2015	277,992	6.73
Granted	20,000	9.96
Vested	55,492	8.97
Forfeited	5,000	9.30
Unvested at December 31, 2016	237,500	6.79
Granted	292,500	10.37
Vested	69,333	6.62
Forfeited	14,667	7.69
Unvested at December 31, 2017	446,000	$9.14
Granted	-	-
Vested-pre IPO	105,307	7.74
Forfeited-pre IPO	6,667	7.52
Unvested at June 13, 2018	334,026	9.62
Conversion in connection with IPO	4.6666667
Unvested post-IPO	1,558,787	2.06
Vested-post IPO	144,667	2.67
Forfeited post IPO	12,446	1.99
Unvested at December 31, 2018	1,401,674	$2.00
The vesting schedule for these restricted unit grants range from 3 to 7 years.  The Company recognized compensation expense of $0.9 million, $0.7 million and $0.5 million during 2018, 2017 and 2016, respectively. At December 31, 2018, the Company had approximately $2.2 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 4.1 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

15.	Employee Benefit Plan
The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The Plan provides for discretionary matching contributions by the Company.  Participants are 100% vested in participant contributions. The Company recognized $1.7 million in expense under this employee benefit plan each year for 2018, 2017 and 2016.
The Company has a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can defer up to 85% of their base salary and up to 100% of their bonus for the year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. The total liability under the deferred compensation plan was $3.0 million and $3.1 million as of December 31, 2018 and 2017, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company purchased life insurance policies to fund the future liability. The life insurance policies had a value of $2.9 million and $2.1 million as of December 31, 2018 and 2017, respectively and are included in other assets in the consolidated balance sheets. During 2018, the Company recorded a death benefit gain of $4.0 million for one of its insured.
16.	Fair Value Measurements
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

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following table summarizes liabilities measured at fair value at December 31, 2018 and 2017 (in thousands):
	2018
	Fair Value	Input Level
Liabilities
Forward Contract	$1,793	3

	2017
	Fair Value	Input Level

Liabilities
Forward Contract	$1,985	3

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017 and 2016(in thousands):
	2018	2017	2016
Balance at beginning of year	$1,985	$2,683	$4,000
Cash Settlement	-	-	2,200
Forward Contract Adjustment	(192)	(698)	883
Balance at end of year	$1,793	$1,985	$2,683
During 2016, the Company purchased a 5% interest in Xpress Internacional for $2.2 million and had a commitment to purchase the remaining 5% interest no later than 2020, based on an earnings calculation. The obligation was considered a physically settled forward contract and the commitment liability was included in other accrued liabilities and other long-term liabilities on the accompanying balance sheets. In January 2019, the Company disposed of its interest in Xpress Internacional and the commitment was reclassified to long term liabilities associated with assets held for sale at December 31, 2018. This liability is classified as Level 3 under the fair value hierarchy and is based on earnings calculation. The carrying amount of this commitment is accreted through interest to equal the settlement amount at each reporting date.
The carrying values of cash and cash equivalents, customer and other receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2018, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair average interest rate on these notes approximates the market rate for similar debt.
17.	Income (Loss) per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 448,002 equity awards from our diluted shares for the year ended December 31, 2018 as inclusion would be anti-dilutive.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The basic and diluted earnings (loss) per share calculations for the years ended December 31, 2018, 2017 and 2016 are presented below (in thousands, except per share amounts):
	2018	2017	2016
Net income (loss)	$26,106	$(3,937)	$(15,974)
Net income attributable to noncontrolling interest	1,207	123	550
Net income (loss) attributable to common stockholders	$24,899	$(4,060)	$(16,524)

Basic weighted average of outstanding shares of common stock	29,470	6,385	6,385
Dilutive effect of equity awards	663	-	-
Diluted weighted average of outstanding shares of common stock	30,133	6,385	6,385

Basic earnings (loss) per share	$0.84	$(0.64)	$(2.59)
Diluted earnings (loss) per share	$0.83	$(0.64)	$(2.59)
18.	Segment Information
The Company’s business is organized into two reportable segments, Truckload and Brokerage.

The Truckload segment offers asset-based truckload services, including OTR trucking and dedicated contract services. These services are aggregated because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The Company’s OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States and cross-border into and out of Mexico. The Company’s dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. The Company’s dedicated contract service offering provides similar freight transportation services, but does so pursuant to agreements where it makes equipment, drivers and on-site personnel available to a specific customer to address needs for committed capacity and service levels. During the year ended December 31, 2018, the Truckload segment accounted for approximately 87% of consolidated revenue.

The Company’s Brokerage segment is principally engaged in non-asset-based freight brokerage services, where it outsources the transportation of loads to third-party carriers. For this segment, the Company relies on brokerage employees to procure third-party carriers, as well as information systems to match loads and carriers. During the year ended December 31, 2018, the Brokerage segment accounted for approximately 13% of consolidated revenue.

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

The following table summarizes our segment information (in thousands):

	Year Ended December 31,
	2018	2017	2016
Revenues
Truckload	$1,562,098	$1,382,167	$1,301,574
Brokerage	242,817	173,218	149,631
Total Operating Revenue	$1,804,915	$1,555,385	$1,451,205

Operating Income
Truckload	$69,088	$25,200	$25,962
Brokerage	9,818	3,408	1,769
Total Operating Income	$78,906	$28,608	$27,731

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker (CODM) for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducts business is summarized below (in thousands) as of and for the years ended December 31, 2018, 2017 and 2016. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. As of December 31, 2018, the long-lived assets of our Mexican operations were impaired to a balance of $0.

	Year Ended December 31,
	2018	2017	2016
Revenues
United States	$1,751,556	$1,504,926	$1,402,023
Foreign countries
Mexico	53,359	50,459	49,182
Total	$1,804,915	$1,555,385	$1,451,205

Long-lived Assets
United States	$518,717	$459,021	$303,520
Foreign countries
Mexico	-	4,884	6,220
Total	$518,717	$463,905	$309,740

U.S. Xpress Enterprises, Inc.
Notes to Consolidated Financial Statements
December 31, 2018, 2017 and 2016

19.	Quarterly Financial Data
2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$425,708	$449,758	$460,227	$469,222
Operating income(1)	14,854	20,018	22,892	21,142
Net income(1) (2)	1,159	615	16,129	6,996
Basic earnings per share	0.18	0.04	0.33	0.14
Diluted earnings per share	0.18	0.04	0.33	0.14

2017:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$363,676	$370,350	$390,126	$431,233
Operating income	1,928	2,689	11,534	12,457
Net income (loss)(3)	(4,432)	(8,452)	(675)	9,499
Basic earnings (loss) per share	(0.69)	(1.32)	(0.11)	1.49
Diluted earnings (loss) per share	(0.69)	(1.32)	(0.11)	1.49
(1)	Fourth quarter 2018 results include an impairment charge of $10.7 million related to assets of business held for sale.
(2)	Fourth quarter 2018 results include an impairment charge of $1.8 million related to equity method investments.
(3)	Fourth quarter 2017 results include the impact of the Tax Cuts and Job Act.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreement with accountants on accounting or financial disclosure during our two most recent fiscal years.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2018.

Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2018

As described in our Prospectus, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, some of which continue to exist as of December 31, 2018. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective internal control over financial reporting related to the control activities component of Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. The control activities material weakness contributed to the following additional material weaknesses: (i) ineffective design of information technology general computer controls with respect to program development, change management, computer operations, and user access; (ii) ineffective design of controls over income tax accounting; and (iii) insufficient evidential matter to support design of our controls. These deficiencies did not result in a material misstatement to our annual or interim consolidated financial statements. However, there is a risk that these deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Remediation of a Component of a Previously Disclosed Material Weakness

The material weakness related to the ineffective design of information technology general computer controls with respect to program management, change management, computer operations, and user access also included a component related to inappropriate segregation of duties with respect to creating and posting journal entries. We have remediated the component of the material weakness related to segregation of duties over creating and posting journal entries by designing, implementing, and testing controls to ensure that journal entries posted into the general ledger are reviewed by a separate individual, thus resulting in proper segregation of duties.

Changes in Internal Control Over Financial Reporting

We are currently in the process of remediating the above material weaknesses and have taken numerous steps to enhance our internal control environment and address the underlying causes of the material weaknesses. These efforts include designing and implementing the appropriate IT general computer controls and controls over income tax accounting. In addition, we are enhancing our process to retain evidential matter that supports the design and implementation of our controls. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. While we intend to complete our remediation process as quickly as possible, we cannot estimate a time when the remediation will be complete. Other than the implementation of these additional controls, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions “Proposal 1 – Election of Directors – Nominees for Directorships”, “Corporate Governance – Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance – Our Executive Officers”, “Corporate Governance – Code of Conduct and Ethics” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee” in our Proxy Statement for the 2019 annual meeting of stockholders, which will be filed with the SEC in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”); provided, that the section entitled “Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee” contained in the Proxy Statement is not incorporated by reference.

ITEM 11.          EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled “Executive Compensation” and “Corporate Governance – Committees of the Board of Directors – The Compensation Committee – Compensation Committee Interlocks and Insider Participation”.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2018, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	854,118	(1)	$16.00	(2)	5,051,998	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	854,118		$16.00		5,051,998

(1)
Represents 406,116 shares of Class A common stock underlying unvested Class A RSUs granted under our Restricted Membership Units Plan (the “RMUP”) prior to the IPO and 156,509 shares of Class A common stock underlying unvested Class A RSUs, 114,233 shares of Class A common stock underlying unvested Class A restricted stock awards and 177,260 shares of Class A common stock underlying unexercised Class A options granted under our 2018 Omnibus Incentive Plan (the “Incentive Plan”).

(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and restricted stock awards, since they have no exercise price.

(3)	Includes 2,751,998 Class A shares available for issuance under the Incentive Plan and 2,300,000 Class A shares available for issuance under our Employee Stock Purchase Plan.

The following table provides certain information, as of December 31, 2018, with respect to our compensation plans and other arrangements under which shares of our Class B common stock are authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining eligible for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	995,558	(1)	$-	(2)	-
Equity compensation plans not approved by security holders	-		-		-
Total	995,558		$-		-

(1)	Represents unvested Class B RSUs granted under the RMUP prior to the IPO.

(2)	There is no weighted-average exercise price since RSUs have no exercise price.

We incorporate by reference the information set forth under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information set forth under the sections entitled “Corporate Governance – Board of Directors and Its Committees– Board of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	All Financial Statements.

	Our audited consolidated financial statements are set forth at the following pages of this report:
	Report of Independent Registered Public Accounting Firm	55
	Consolidated Balance Sheets	56
	Consolidated Statements of Comprehensive Income (Loss)	57
	Consolidated Statements of Stockholders' Equity (Deficit)	58
	Consolidated Statements of Cash Flows	59
	Notes to Consolidated Financial Statements	60

2.	Financial Statement Schedules.

	Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description
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

10.2*
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

10.4*
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

10.10*
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

10.12*	Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).
10.13*
Salary Continuation Agreement between U.S. Xpress Enterprises and Patrick E. Quinn, dated March 21, 2008 (incorporated by reference to Exhibit 10.27 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.14*
First Amendment to the Salary Continuation Agreement between U.S. Xpress Enterprises and Anna Marie Quinn, dated January 27, 2012 (incorporated by reference to Exhibit 10.28 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.15*
Second Amendment to the Salary Continuation Agreement between U.S. Xpress Enterprises and Anna Marie Quinn, dated January 1, 2016 (incorporated by reference to Exhibit 10.29 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.16*
Third Amendment to the Salary Continuation Agreement between U.S. Xpress Enterprises and Anna Marie Quinn, dated January 1, 2017 (incorporated by reference to Exhibit 10.30 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.17*
Fourth Amendment to the Salary Continuation Agreement between U.S. Xpress Enterprises and Anna Marie Quinn, dated January 1, 2018 (incorporated by reference to Exhibit 10.31 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.18*
Salary Continuation Agreement between U.S. Xpress Enterprises and Max L. Fuller, dated March 21, 2008 (incorporated by reference to Exhibit 10.32 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.19*
First Amendment to the Salary Continuation Agreement between U.S. Xpress Enterprises and Max L. Fuller, dated January 27, 2012 (incorporated by reference to Exhibit 10.33 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.20*
Second Amendment to the Salary Continuation Agreement between U.S. Xpress Enterprises and Max L. Fuller, dated January 1, 2018 (incorporated by reference to Exhibit 10.34 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.21*
New Mountain Lake Holdings, LLC Restricted Membership Units Plan, dated as of December 1, 2010 (incorporated by reference to Exhibit 10.35 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

10.22*
First Amendment to the New Mountain Lake Holdings, LLC Restricted Membership Units Plan, dated as of June 8, 2018 (incorporated by reference to Exhibit 10.36 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

10.23*#	Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Matthew Herndon, dated as of November 1, 2018.
10.24*#	Separation Agreement and Release between U.S. Xpress, Inc. and John W. White, dated as of November 12, 2018.
10.25
Credit Agreement, dated June 18, 2018, by and among the Company, the Guarantors party thereto, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., as joint lead arrangers and joint bookrunners, and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer (incorporated by reference to Exhibit 10.13 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on August 9, 2018).

10.26
Stockholders’ Agreement, dated June 13, 2018, by and among the Company, Lisa M. Pate, Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate, Quinn Family Partners, L.P., Patrick Quinn Non-GST Marital Trust, Patrick Quinn GST Marital Trust, Patrick Quinn GST Tennessee Gap Trust, Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Renee A. Daly, Max L. Fuller, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Max L. Fuller 2008 Irrevocable Trust FBO Stephen C. Fuller, and Max L. Fuller 2008 Irrevocable Trust FBO Christopher M. Fuller (incorporated by reference to Exhibit 10.14 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on August 9, 2018).

10.27
Registration Rights Agreement, dated June 13, 2018, by and among the Company, Lisa M. Pate, Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate, Quinn Family Partners, L.P., Patrick Quinn Non-GST Marital Trust, Patrick Quinn GST Marital Trust, Patrick Quinn GST Tennessee Gap Trust, Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Renee A. Daly, Max L. Fuller, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Max L. Fuller 2008 Irrevocable Trust FBO Stephen C. Fuller, and Max L. Fuller 2008 Irrevocable Trust FBO Christopher M. Fuller (incorporated by reference to Exhibit 10.15 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on August 9, 2018).

21.1#	Subsidiaries of U.S. Xpress Enterprises, Inc.
23.1#	Consent of PricewaterhouseCoopers, LLC, independent registered public accounting firm
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

References:

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

ITEM 16.          FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: March 6, 2019	By:	/s/ Eric Fuller
Eric Fuller
President and Chief Executive Officer in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Eric Fuller	March 6, 2019
Eric Fuller
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Eric Peterson	March 6, 2019
Eric Peterson
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Jason Grear	March 6, 2019
Jason Grear
Chief Accounting Officer (Principal Accounting Officer)

/s/ Max Fuller	March 6, 2019
Max Fuller
Director

/s/ Lisa Quinn Pate	March 6, 2019
Lisa Quinn Pate
Director

/s/ Jon Beizer	March 5, 2019
Jon Beizer
Director

/s/ Edward Braman	March 6, 2019
Edward Braman
Director

/s/ Phillip Connors	March 5, 2019
Phillip Connors
Director

/s/ Dennis Nash	March 5, 2019
Dennis Nash
Director

/s/ John Rickel	March 5, 2019
John Rickel
Director