Form 10-Q
period 2019-03-31
US XPRESS ENTERPRISES INC
filed 2019-05-07
CIK 923571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value	USX	The New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date April 30, 2019.
Class A Common Stock, $0.01 par value: 32,994,211
Class B Common Stock, $0.01 par value: 15,616,551

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Balance Sheets
March 31, 2019 and December 31, 2018

	March 31,	December 31,
(in thousands, except share amounts)	2019	2018

Assets
Current assets
Cash and cash equivalents	$2,095	$9,892
Customer receivables, net of allowance of $101 and $59 at March 31, 2019 and December 31, 2018, respectively	185,710	190,254
Other receivables	19,474	20,430
Prepaid insurance and licenses	15,793	11,035
Operating supplies	7,548	7,324
Assets held for sale	8,086	33,225
Other current assets	15,860	13,374
Total current assets	254,566	285,534
Property and equipment, at cost	904,209	898,530
Less accumulated depreciation and amortization	(385,281)	(379,813)
Net property and equipment	518,928	518,717
Other assets
Operating lease right of use assets	186,941	-
Goodwill	57,708	57,708
Intangible assets, net	28,492	28,913
Other	24,858	19,615
Total other assets	297,999	106,236
Total assets	$1,071,493	$910,487
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$63,368	$63,808
Book overdraft	5,233	-
Accrued wages and benefits	23,588	24,960
Claims and insurance accruals, current	43,586	47,442
Other accrued liabilities	8,386	8,120
Liabilites associated with assets held for sale	-	6,856
Current portion of operating lease liabilities	56,893	-
Current maturities of long-term debt and finance leases	95,117	113,094
Total current liabilities	296,171	264,280
Long-term debt and finance leases, net of current maturities	314,049	312,819
Less debt issuance costs	(1,264)	(1,347)
Net long-term debt and finance leases	312,785	311,472
Deferred income taxes	21,385	19,978
Long-term liabilities associated with assets held for sale	-	8,353
Other long-term liabilities	6,483	7,713
Claims and insurance accruals, long-term	60,518	60,304
Noncurrent operating lease liabilities	129,927	-
Commitments and contingencies (Notes 6 and 7)	-	-
Stockholders' Equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at March 31, 2019 and December 31, 2018,32,930,419 and 32,859,292 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	329	329
Common stock Class B, $.01 par value, 35,000,000 authorized at March 31, 2019 and December 31, 2018, 15,616,551 and 15,486,560 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	156	155
Additional paid-in capital	252,559	251,742
Accumulated deficit	(12,614)	(17,335)
Stockholders' equity	240,430	234,891
Noncontrolling interest	3,794	3,496
Total stockholders' equity	244,224	238,387
Total liabilities and stockholders' equity	$1,071,493	$910,487

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statements of Comprehensive Income
Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2019	2018

Operating revenue
Revenue, before fuel surcharge	$375,312	$382,858
Fuel surcharge	40,051	42,850
Total operating revenue	415,363	425,708
Operating expenses
Salaries, wages, and benefits	124,563	132,924
Fuel and fuel taxes	46,904	58,389
Vehicle rents	18,976	20,022
Depreciation and amortization, net of (gain) loss on sale of property	23,062	24,706
Purchased transportation	114,005	101,776
Operating expenses and supplies	27,945	29,791
Insurance premiums and claims	24,353	20,170
Operating taxes and licenses	3,173	3,401
Communications and utilities	2,265	2,466
General and other operating expenses	17,479	17,209
Total operating expenses	402,725	410,854
Operating income	12,638	14,854
Other expense (income)
Interest expense, net	5,603	12,658
Equity in loss of affiliated companies	89	296
Other, net	26	(75)
	5,718	12,879
Income before income tax provision	6,920	1,975
Income tax provision	1,901	593
Net total and comprehensive income	5,019	1,382
Net total and comprehensive income attributable to noncontrolling interest	298	223
Net total and comprehensive income attributable to controlling interest	$4,721	$1,159

Earnings per share
Basic earnings per share	$0.10	$0.18
Basic weighted average shares outstanding	48,394	6,385
Diluted earnings per share	$0.10	$0.18
Diluted weighted average shares outstanding	49,391	6,385

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2019 and 2018

	Three Months Ended
	March 31,
(in thousands)	2019	2018

Operating activities
Net income	$5,019	$1,382
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	1,407	190
Depreciation and amortization	21,833	23,901
Losses on sale of equipment	1,229	805
Share based compensation	856	208
Other	308	1,688
Changes in operating assets and liabilities:
Receivables	3,560	(10,706)
Prepaid insurance and licenses	(4,761)	(5,242)
Operating supplies	(285)	(936)
Other assets	383	(1,582)
Accounts payable and other accrued liabilities	(2,844)	(13,936)
Accrued wages and benefits	(1,226)	2,365
Net cash provided by (used in) operating activities	25,479	(1,863)
Investing activities
Payments for purchases of property and equipment	(36,604)	(26,871)
Proceeds from sales of property and equipment	13,115	8,176
Sale of subsidiary, net of cash	(9,002)	-
Net cash used in investing activities	(32,491)	(18,695)
Financing activities
Borrowings under lines of credit	-	102,676
Payments under lines of credit	-	(82,950)
Borrowings under long-term debt	14,355	23,438
Payments of long-term debt	(31,128)	(36,062)
Payments of financing costs and original issue discount	-	(14)
Payments of long-term consideration for business acquistion	(990)	(1,010)
Tax withholding related to net share settlement of restricted stock awards	(39)	-
Repurchase of membership units	-	(51)
Book overdraft	5,233	9,469
Net cash provided by (used in) financing activities	(12,569)	15,496
Change in cash previously included in assets held for sale	11,784	-
Net change in cash and cash equivalents	(7,797)	(5,062)
Cash and cash equivalents
Beginning of year	9,892	9,232
End of period	$2,095	$4,170
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$5,620	$11,249
Cash refunded during the year for income taxes	(91)	(330)
Supplemental disclosure of significant noncash investing and financing activities
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	$7,109	$-
Capital lease extinguishments	33	764
Uncollected proceeds from asset sales	-	1,706

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)
Three Months Ended March 31, 2019 and 2018

			Additional		Non	Total	Redeemable
(in thousands, except share amounts)	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'	Restricted
	Stock	Stock	In Capital	Deficit	Interest	Equity (Deficit)	Units

Balances at December 31, 2017	$64	$-	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	-	-	-	-	-	-	208
Adoption of ASC 606	-	-	-	1,459	-	1,459	-
Dividend of repurchased membership units	-	-	-	-	-	-	(51)
Net income	-	-	-	1,159	223	1,382	-
Balances at March 31, 2018	$64	$-	$1	$(40,841)	$2,512	$(38,264)	$3,438

			Additional		Non	Total
(in thousands, except share amounts)	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
	Stock	Stock	In Capital	Deficit	Interest	Equity

Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	-	-	856	-	-	856
Vesting of 201,119 restricted units	-	1	(39)	-	-	(38)
Net income	-	-	-	4,721	298	5,019
Balances at March 31, 2019	$329	$156	$252,559	$(12,614)	$3,794	$244,224

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2019

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018.

Leases
We determine if an arrangement is a lease or contains a lease at inception and perform an analysis to determine whether the lease is an operating lease or a finance lease. We measure right-of-use (“ROU”) assets and lease liabilities at the lease commencement date based on the present value of the remaining lease payments. As most of our leases do not provide a readily determinable implicit rate, we estimate an incremental borrowing rate based on the credit quality of the Company and by comparing interest rates available in the market for similar borrowings, and adjusting this amount based on the impact of collateral over the term of each lease. We use this rate to discount the remaining lease payments in measuring the ROU asset and lease liability. We use the implicit rate when readily determinable. We recognize lease expense for operating leases on a straight-line basis over the lease term. For our finance leases, we recognize amortization expense from the amortization of the ROU asset and interest expense on the related lease liability. We do not separate lease and nonlease components of contracts, except for certain leased information technology assets that are embedded within various service agreements. The lease components included in those agreements are included in the ROU asset and lease liability, and the amounts are not significant.

Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

Recently Issued Accounting Standards
In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update are effective for fiscal years beginning after December 15, 2019. The Company has evaluated the provisions of the pronouncement and does not expect the adoption of ASU 2018-02 will have a material impact on the consolidated financial statements.

Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements.  We adopted ASC 842 using the modified retrospective approach and applied the transition provisions with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting originally in effect for such periods.  We elected the “package of practical expedients” under ASC 842 which permits us to not reassess  our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedient to not reassess certain land easements.  We did not elect the use-of-hindsight practical expedient during the transition of ASC 842.  Adoption of ASC 842 resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of approximately $183.0 million.  The adoption of ASC 842 also resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing, and uncertainty of cash flows arising from leases.  See the “Leases” section of this note and Note 6, Leases for additional information.

3.	Divesture of Xpress Internacional
In January 2019, we sold our 95% interest in Xpress Internacional. The purchase price was approximately $4.5 million in cash, a $6.0 million note receivable and approximately $2.5 million in contingent consideration related to the completion of selling 110 tractors. The fair value of the tractors approximated $2.5 million on January 17, 2019 and has not changed as of March 31, 2019. The business met the criteria for the presentation as held for sale as of December 31, 2018. The assets of business held for sale were not material to our consolidated revenues or consolidated operating income. We recognized an impairment in the amount of $10.7 million in December 2018, related to the disposal group as the carrying value exceeded the fair value.  We did not recognize any subsequent gain or loss during the quarter ended March 31, 2019.
4.	Income Taxes
The Company’s provision for income taxes for the three months ended March 31, 2019 and 2018 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2019 and 2018 (in thousands):
	Three Months Ended
	March 31,
	2019	2018
Income before Income Taxes	$6,920	$1,975
Income tax provision	1,901	593
Effective tax rate	27.5%	30.0%
The difference between the Company’s effective tax rate for the three months ended March 31, 2019 and 2018 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), Global Intangible Low-Taxed Income earned by certain foreign subsidiaries, the effect of taxes on foreign earnings and certain other immaterial discrete items.
5.	Long-Term Debt
Long-term debt at March 31, 2019 and December 31, 2018 consists of the following (in thousands):
	March 31, 2019	December 31, 2018
Term loan agreement, interest rate of 4.7% and 4.8% at March 31, 2019 and December 31, 2018, respectively maturing June 2023	$192,500	$195,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 5.0% and 5.0% at March 31, 2019 and December 31, 2018, due in monthly installments with final maturities at various dates through February 2026, secured by related revenue equipment with a net book value of $188.3 million and $197.1 million in March 2019 and December 2018	176,954	184,867
Mortgage note payables, interest rates ranging from 5.25% to 6.99% at March 31, 2019 andDecember 31, 2018 due in monthly installments with final maturities as various dates through September 2031, secured by real estate with a net book value of $23.8 million and $24.1 million at March 2019 and December 2018	18,574	18,861
Other	4,081	6,872
	392,109	405,600
Less: Debt issuance costs	(1,264)	(1,347)
Less: Current maturities of long-term debt	(86,492)	(106,383)
	$304,353	$297,870

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
At March 31, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $0 borrowings outstanding and $118.3 million available to borrow and the Term Facility had $192.5 million outstanding.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At March 31, 2019, the Company was in compliance with all financial covenants prescribed by the Credit Facility.
6.	Leases
We have operating and finance leases with terms of 1 year to 10 years for certain revenue and service equipment and office and terminal facilities.
The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):
Leases	Classification	March 31, 2019
Assets
Operating	Operating lease right-of-use assets	$186,941
Finance	Property and equipment, net	19,921
Total leased assets		$206,862

Liabilities
Current
Operating	Current portion of operating lease liabilities	$56,893
Finance	Current maturities of long-term debt and finance leases	8,625
Noncurrent
Operating	Noncurrent operating lease liabilities	129,927
Finance	Long-term debt and finance leases, net of current maturities	8,432
Total lease liabilities		$203,877

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):
Lease Cost	Classification	March 31, 2019
Operating lease cost	Vehicle rents and General and other operating	$20,167
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	808
Interest on lease liabilities	Interest expense	318
Short-term lease cost	General and other operating	311
Total lease cost		$21,604
Cash Flow Information	Three Months Ended March 31, 2019
Cash paid for operating leases included in operating activities	$20,167
Cash paid for finance leases included in operating activities	$318
Cash paid for finance leases included in financing activities	$3,155

Operating lease right-of-use assets obtained in exchange for lease obligations	$23,975
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$2,018
Lease Term and Discount Rate	Weighted-Average Remaining Lease Term (years)	Weighted-Average Discount Rate
Operating leases	4.1	5.2%
Finance leases	3.4	5.3%

As of March 31, 2019, future maturities of lease liabilities were as follows (in thousands):
	March 31, 2019
	Finance	Operating
2019	$4,236	$49,948
2020	7,544	52,785
2021	4,084	41,805
2022	1,427	27,115
2023	1,427	18,794
Thereafter	297	17,842
	19,015	208,289
Less: Amount representing interest	(1,958)	(21,469)
Total	$17,057	$186,820
As of December 31, 2018, minimum lease payments under capital and operating leases were as follows (in thousands):
	December 31, 2018
	Capital	Operating
2019	$7,797	$60,303
2020	7,564	42,632
2021	4,086	35,302
2022	1,427	20,751
2023	1,427	15,884
Thereafter	297	14,080
	22,598	$188,952
Less: Amount representing interest	(2,285)
	20,313
Less: Current portion	(6,711)
	$13,602

7.	Commitments and Contingencies
The Company is party to certain legal proceedings incidental to its business. The ultimate disposition of these matters, in the opinion of management, based in part on the advice of legal counsel, is not expected to have a materially adverse effect on the Company’s financial position or results of operations.
For the cases described below, management is unable to provide a meaningful estimate of the possible loss or range of loss because, among other reasons, (1) the proceedings are in various stages; (2) damages have not been sought; (3) damages are unsupported and/or exaggerated; (4) there is uncertainty as to the outcome of the proceedings, including pending appeals; and/or (5) there are significant factual issues to be resolved.  For these cases, however, management does not believe, based on currently available information, that the outcomes of these proceedings will have a material adverse effect on our financial condition, though the outcomes could be material to our operating results for any particular period, depending, in part, upon the operating results for such period.
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
Stockholder Claims
As set forth below, between November 2018 and April 2019, eight substantially similar putative securities class action complaints were filed against us and certain other defendants: five in the Circuit Court of Hamilton County, Tennessee (“Tennessee State Court Cases”), two in the U.S. District Court for the Eastern District of Tennessee (“Federal Court Cases”), and one in the Supreme Court of the State of New York (“New York State Court Case”).  Two of the Tennessee State Court Cases have been voluntarily dismissed.  All of these matters are in preliminary stages of litigation. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.

On November 21, 2018, a putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee against us, five of our officers or directors, and the seven underwriters who participated in our June 2018 initial public offering (“IPO”), alleging violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”).  The class action lawsuit is based on allegations that the Company made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission ("SEC") in connection with the IPO.  The lawsuit is purportedly brought on behalf of a putative class of all persons or entities who purchased or otherwise acquired the Company’s Class A common stock pursuant and/or traceable to the IPO, and seeks, among other things, compensatory damages, costs and expenses (including attorneys’ fees) on behalf of the putative class.
On January 23, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.  On March 7, 2019, this case was voluntarily dismissed by the plaintiff.
On January 30, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018, and also alleging a claim under Section 12 of the Securities Act.
On February 5, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018, and also alleging a claim under Section 12 of the Securities Act.
On February 6, 2019, a substantially similar putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee, by different plaintiffs alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.   On March 19, 2019, this case was voluntarily dismissed by the plaintiff.
On March 8, 2019, a substantially similar putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.
On March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.
On April 2, 2019, a substantially similar putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against us and the same five of our officers and directors as in the action commenced on November 21, 2018.   Unlike the previously filed complaints, this complaint did not name as defendants any of the seven underwriters who participated in our IPO.
The complaints in all the actions listed above allege that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO, and that, as a result of such alleged statements, the plaintiffs and the members of the putative classes suffered damages.  We believe the allegations made in the complaints are without merit and intend to defend ourselves vigorously in these matters.
Independent Contractor Class Action
On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against us and our subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc.  The putative class includes individuals who performed work as lease operators, who leased equipment from us, and who were designated as independent contractors.  The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”).  The complaint further alleges that U.S. Xpress, Inc.’s pay practices with regard to the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present.  The complaint further alleges that we violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements we entered into with the putative class members.  The complaint further alleges that we failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that we violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that we were unjustly enriched as a result of the foregoing allegations.  The matter is not yet in discovery, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.  We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

The Company had letters of credit of $31.7 million outstanding as of March 31, 2019. The letters of credit are maintained primarily to support the Company’s insurance program.
The Company had cancelable commitments outstanding at March 31, 2019 to acquire revenue equipment and real estate for approximately $201.4 million and during the remainder of 2019. These purchase commitments are expected to be financed by long-term debt, operating leases, proceeds from sales of existing equipment, and cash flows from operations.
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
The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the three months ended March 31, 2019:
		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2018	270,742	$14.20
Granted	461,775	8.94
Vested	31,845	15.77
Forfeited	5,500	16.00
Unvested at March 31, 2019	695,172	$10.62
The restricted stock grants vest over periods of one to five years. The Company recognized compensation expense of $0.6 million during the three months ended March 31, 2019. At March 31, 2019 and December 31, 2018, the Company had $6.3 million and $2.8 million in unrecognized compensation expense related to the above restricted stock awards which is expected to be recognized over a period of approximately   3.4 years and 3.3 years, respectively.
The following is a summary of the Incentive Plan stock option activity from December 31, 2018 to March 31, 2019:
		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2018	177,260	$6.09
Granted	244,785	4.41
Unvested at March 31, 2019	422,045	$5.12

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million for the three months ended March 31, 2019. The fair value of the stock option grant was estimated using the Black-Scholes method as of the grant date using the following assumptions:
Strike price	$9.40
Risk-free interest rate	2.50%
Expected dividend yield	0%
Expected volatility	45.65%
Expected term (in years)	6.25
At March 31, 2019 and December 31, 2018, the Company had $1.7 million and $0.8 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately  3.0 years and 3.5 years.
Restricted Stock Units
Prior to the IPO, the Company  provided for restricted membership unit awards in New Mountain Lake under the 2008 Restricted Stock Plan in order to compensate the Company’s employees and to promote the success of the Company’s business.
As part of the Reorganization (see Note 1), all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. The following is a summary of the Company’s restricted stock unit activity for the three months ended March 31, 2019:
	Number of	Weighted
	Units	Average
Unvested at December 31, 2018	1,401,674	$2.00
Vested	173,320	2.15
Unvested at March 31, 2019	1,228,354	$1.98
The vesting schedule for these restricted unit grants range from 3 to 7 years.  The Company recognized compensation expense of $0.2 million and $0.2 million during the three months ended March 31, 2019 and 2018, respectively. At March 31, 2019 and December 31, 2018, the Company had approximately $2.0 million and $2.2 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 3.7 and 4.1 years, respectively. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

9.	Fair Value Measurements
Accounting standards, among other things, define fair value, establish a framework for measuring fair value and expand disclosure about such fair value measurements. Assets and liabilities measured at fair value are based on one or more of three valuation techniques provided for in the standard.
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

Level 3	Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.
The following table summarizes liabilities measured at fair value at March 31, 2019 and December 31, 2018 (in thousands):
	2019
	Fair Value	Input Level
Liabilities
Forward Contract	$-	3

	2018
	Fair Value	Input Level

Liabilities
Forward Contract	$1,793	3

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 (in thousands):
	Three Months Ended
	March 31,
	2019	2018
Balance at beginning of year	$1,793	$1,985
Divesture of Xpress Internacional	1,793	-
Forward Contract Adjustment	-	(48)
Balance at end of period	$-	$1,937
At December 31, 2018, the physically settled forward contract was reclassified to long term liabilities associated with assets held for sale and in January 2019 relieved in conjunction with the disposal of Xpress Internacional.
10.	Earnings per Share
Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings per share. The Company excluded 989,717 equity awards for the three months ended March 31, 2019 as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three months ended March 31, 2019 and 2018, respectively, are presented below (in thousands, except per share amounts):
	Three Months Ended
	March 31,
	2019	2018
Net income	$5,019	$1,382
Net income attributable to noncontrolling interest	298	223
Net income attributable to common stockholders	$4,721	$1,159

Basic weighted average of outstanding shares of common stock	48,394	6,385
Dilutive effect of equity awards	997	-
Diluted weighted average of outstanding shares of common stock	49,391	6,385

Basic earnings per share	$0.10	$0.18
Diluted earnings per share	$0.10	$0.18

11.	Segment Information
The Company’s business is organized into two reportable segments, Truckload and Brokerage. The Truckload segment offers asset-based truckload services, including OTR trucking and dedicated contract services. These services are aggregated because they have similar economic characteristics and meet the aggregation criteria described in the accounting guidance for segment reporting. The Company’s OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States and, prior to the divesture of Xpress Internacional, cross-border into and out of Mexico. The Company’s dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. The Company’s dedicated contract service offering provides similar freight transportation services, but does so pursuant to agreements where it makes equipment, drivers and on-site personnel available to a specific customer to address needs for committed capacity and service levels.  During the three months ended March 31, 2019, the Truckload segment accounted for approximately 89% of consolidated revenue.

The Company’s Brokerage segment is principally engaged in non-asset-based freight brokerage services, where it outsources the transportation of loads to third-party carriers. For this segment, the Company relies on brokerage employees to procure third-party carriers, as well as information systems to match loads and carriers. During the three months ended March 31, 2019, the Brokerage segment accounted for approximately 11% of consolidated revenue.
The following table summarizes our segment information (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Revenues
Truckload	$369,119	$371,167
Brokerage	46,244	54,541
Total Operating Revenue	$415,363	$425,708

Operating Income
Truckload	$9,842	$12,503
Brokerage	2,796	2,351
Total Operating Income	$12,638	$14,854

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducted business during the three months ended March 31, 2019 and 2018 is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. In January 2019, we disposed of our Mexican business.

	Three Months Ended
	March 31,
	2019	2018
Revenues
United States	$412,991	$412,852
Foreign countries
Mexico	2,372	12,856
Total	$415,363	$425,708

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt and lease arrangements as means of financing revenue equipment), future interest expense, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, future customer relationships, future use of dedicated contracts, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our Adjusted Operating Ratio, Adjusted Operating Income and working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, and objectives of management for future operations, including the anticipated impact of such plans, strategies, and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, among others, are forward-looking statements. Forward-looking statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview
We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.8 billion in total operating revenue in 2018. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of March 31, 2019, our fleet consisted of approximately 6,600 tractors and approximately 15,000 trailers, including approximately 1,900 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last four years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, were reflected in our 2018 and first quarter of 2019 financial results where we continue to see earnings improvement as a result of these changes and initiatives. We experienced our seventh consecutive quarter of year over year Adjusted Operating Income improvement in the first quarter of 2019 and the highest adjusted earnings of any first quarter in the history of the Company. For the balance of 2019 we are focused on three main priorities.  The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity between our Dedicated and Over-the-Road segments. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digital load matching, automated load acceptance and prioritization, and our goal of achieving a 100% frictionless order.
Total revenue for the first quarter of 2019 decreased by $10.3 million to $415.4 million as compared to the first quarter of 2018. The decrease was primarily a result of a 15.2% decrease in brokerage revenue to $46.2 million, and a $2.8 million decrease in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, first quarter revenue decreased $7.5 million to $375.3 million, a decrease of 2.0% as compared to the prior year quarter. Excluding our Mexico operations, our total operating revenue remained essentially constant compared to the same quarter in 2018 and our revenue excluding fuel surcharge increased $2.9 million or 0.8% compared to the same quarter in 2018.

Operating income for the first quarter of 2019 was $12.6 million compared to the $14.9 million achieved in the first quarter of 2018. Excluding costs related to the transition of our Mexico operations, first quarter Adjusted Operating Income was $16.0 million. For the definition of Adjusted Operating Income and a reconciliation to the most directly comparable GAAP measure, see “Use of Non-GAAP Financial Information.”

We continue to see a limited supply of professional drivers which we believe will limit significant growth during 2019. As a result, we are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

During the balance of 2019, we remain positive as we expect the freight environment to improve seasonally, our network efficiency to rise as we complete the repositioning of equipment from cross-border lanes and the productivity of our operations to benefit from our many internal initiatives including our goal of achieving a frictionless order.
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

Truckload Segment
In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one way movements of freight over routes throughout the United States and prior to the divesture of our Mexico business, cross border into and out of Mexico. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.
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
Our Truckload segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of operating leases and secured financing to acquire tractors and trailers, which we refer to as revenue equipment. When we finance revenue equipment acquisitions with operating leases, we  record an operating lease right of use asset and an operating lease liability on our consolidated balance sheet, and the lease payments in respect of such equipment are reflected in our consolidated statement of comprehensive income in the line item “Vehicle rents.” When we finance revenue equipment acquisitions with secured financing, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation and amortization” and “Interest expense.” Typically, the aggregate monthly payments are similar under operating lease financing and secured financing. We use a mix of finance leases and operating leases with individual decisions being based on competitive bids, tax projections and contractual restrictions. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.

Approximately 26.4% of our total tractor fleet was operated by independent contractors at March 31, 2019. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.
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
Use of Non‑GAAP Financial Information
In addition to our net income and operating ratio determined in accordance with GAAP, we evaluate operating performance using certain non-GAAP measures, including Adjusted Operating Income We define Adjusted Operating Income as revenue less operating expenses, net of Mexico transition costs. We believe our presentation of Adjusted Operating Income is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance.

The non-GAAP information provided is used by our management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating Adjusted Operating Income. The non-GAAP measures used herein have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management compensates for these limitations by relying primarily on GAAP results and using non-GAAP financial measures on a supplemental basis.

The table below compares our GAAP operating income to our non‑GAAP Adjusted Operating Income.
	Three Months Ended
	March 31,
	2019	2018
Consolidated GAAP Presentation	(dollars in thousands)
Total operating revenue	$415,363	$425,708
Total operating expenses	402,725	410,854
Operating Income	$12,638	$14,854

Consolidated Non-GAAP Presentation
Total operating revenue	$415,363	$425,708
Fuel Surcharge	(40,051)	(42,850)
Revenue, before fuel surcharge	375,312	382,858
Total operating expenses	402,725	410,854
Adjusted for:
Fuel Surcharge	(40,051)	(42,850)
Mexico transition costs	(3,400)	–
Adjusted total operating expenses	359,274	368,004
Adjusted Operating Income	$16,038	$14,854
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
A summary of our revenue generated by type for the three months ended March 31, 2019 and 2018 is as follows:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Revenue before fuel surcharge	$375,312	$382,858
Fuel surcharge	40,051	42,850
Total operating revenue	$415,363	$425,708

For the quarter ended March 31, 2019, our total operating revenue decreased by $10.3 million, or 2.4%, compared to the same quarter in 2018, and our revenue, before fuel surcharge decreased by $7.5 million, or 2.0%. Excluding our Mexico operations, our total operating revenue remained essentially constant compared to the same quarter in 2018 and our revenue excluding fuel surcharge increased $2.9 million or 0.8% compared to the same quarter in 2018. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, excluding our Mexico operations, were improved pricing in our Truckload segment combined with increased miscellaneous revenues, partially offset by decreased volumes and pricing in our Brokerage segment and decreased fuel surcharge revenues. While we are not seeing the same opportunities in the spot market in 2019 compared to 2018, we expect contract rates to continue to increase sequentially during the remainder of 2019 and to outpace cost inflation, absent changes in the macroeconomic environment.

A summary of our revenue generated by segment for the three months ended March 31, 2019 and 2018 is as follows:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Truckload revenue, before fuel surcharge	$329,068	$328,317
Fuel surcharge	40,051	42,850
Total Truckload revenue	369,119	371,167
Brokerage revenue	46,244	54,541
Total operating revenue	$415,363	$425,708

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the three months ended March 31, 2019 and 2018. Average tractors, average company‑owned tractors and average independent contractor tractors exclude tractors in Mexico.
	Three Months Ended
	March 31,
	2019	2018
Over the road
Average revenue per tractor per week	$3,616	$3,850
Average revenue per mile	$1.985	$1.972
Average revenue miles per tractor per week	1,822	1,952
Average tractors	3,617	3,622
Dedicated
Average revenue per tractor per week	$3,961	$3,544
Average revenue per mile	$2.337	$2.183
Average revenue miles per tractor per week	1,695	1,623
Average tractors	2,658	2,623
Consolidated
Average revenue per tractor per week	$3,762	$3,721
Average revenue per mile	$2.128	$2.051
Average revenue miles per tractor per week	1,768	1,814
Average tractors	6,275	6,245
For the quarter ended March 31, 2019, our Truckload revenue, before fuel surcharge increased by $0.8 million, or 0.2%, compared to the same quarter in 2018. Excluding our Mexico operations, Truckload revenue before fuel surcharge increased $11.2 million or 3.6%. The primary factors driving the increase in Truckload revenue were a 3.8% increase in revenue per loaded mile due to increased contract rates, a slight increase in average available tractors, an increase of $8.5 million in miscellaneous revenue, partially offset by 2.5% decrease in average revenue miles per tractor.  Fuel surcharge revenue decreased by $2.8 million, or 6.5%, to $40.1 million, compared with $42.9 million in the same quarter in 2018. The Department of Energy (“DOE”) national weekly average fuel price per gallon remained essentially constant for the quarter ended March 31, 2019 compared to the same quarter in 2018. The decrease in fuel surcharge revenue primarily relates to decreased revenue miles of 2.7% compared to the same quarter in 2018.

The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three months ended March 31, 2019 and 2018.
	Three Months Ended
	March 31,
	2019	2018
Gross margin percentage	17.5%	14.0%

For the quarter ended March 31, 2019, our Brokerage revenue decreased by $8.3 million, or 15.2%, compared to the same quarter in 2018. The primary factors driving the decrease in Brokerage revenue were a 13.8% decrease in load count combined with a 1.6% decrease in average revenue per load. Average revenue per load decreased due to non-contracted spot rates declining more than 20.0%. We experienced an increase in our gross margin to 17.5% in the first quarter of 2019 compared to 14.0% in the same period of the prior year as a result of sourcing third party capacity more efficiently.
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
The following is a summary of our salaries, wages and benefits for the three months ended March 31, 2019 and 2018:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Salaries, wages and benefits	$124,563	$132,924
% of total operating revenue	30.0%	31.2%
% of revenue, before fuel surcharge	33.2%	34.7%
For the quarter ended March 31, 2019, salaries, wages and benefits decreased $8.4 million, or 6.3%, compared with the same quarter in 2018. This decrease in absolute dollar terms was due primarily to $4.5 million of lower driver wages as our company driver miles decreased 12.6% as compared to the same quarter in 2018, due primarily to independent contractor miles comprising a greater percentage of our miles. Our OTR driver pay on a per mile basis increased as a result of higher incentive-based pay as compared to the same quarter in 2018. Our office wages decreased primarily due to the divesture of our Mexico business. During the three months ended March 31, 2019, our workers’ compensation expense and group health claims expense decreased approximately 21.4%, due to positive trends in our workers’ compensation claims, partially offset by increased group health claims expense as compared to the same quarter in 2018. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.
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
The following is a summary of our fuel and fuel taxes for the three months ended March 31, 2019 and 2018:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Fuel and fuel taxes	$46,904	$58,389
% of total operating revenue	11.3%	13.7%
% of revenue, before fuel surcharge	12.5%	15.3%
For the quarter ended March 31, 2019, fuel and fuel taxes decreased $11.5 million, or 19.7%, compared with the same quarter in 2018. The decrease in fuel and fuel taxes was primarily the result of a 12.6% decrease in company driver miles, a $2.5 million decrease due to the divesture of our Mexico business, and a 2.9% increase in our average miles per gallon compared to the same quarter in 2018. The average DOE fuel price per gallon remained essentially constant for the quarter ended March 31, 2019, compared to the same quarter in 2018.
To measure the effectiveness of our fuel surcharge program, we calculate “net fuel expense” by subtracting fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors, which is included in purchased transportation) from our fuel expense. Our net fuel expense as a percentage of revenue, before fuel surcharge, is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company tractors and our percentage of non‑revenue generating miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue, before fuel surcharge, is shown below:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Fuel surcharge revenue	$40,051	$42,850
Less: fuel surcharge revenue reimbursed to independent contractors	10,480	7,956
Company fuel surcharge revenue	29,571	34,894
Total fuel and fuel taxes	$46,904	$58,389
Less: company fuel surcharge revenue	29,571	34,894
Net fuel expense	$17,333	$23,495
% of total operating revenue	4.2%	5.5%
% of revenue, before fuel surcharge	4.6%	6.1%
For the quarter ended March 31, 2019, net fuel expense decreased $6.2 million, or 26.2%, compared with the same quarter in 2018. During the quarter ended March 31, 2019, the decrease in net fuel expenses was primarily the result of a $2.5 million decrease due to the divesture of our Mexico business, 2.9% increase in average miles per gallon, and a decrease in the fuel surcharge per mile paid to independent contractors. Independent contractors accounted for 25.4% of the average tractors available compared to 17.5% in the same quarter of 2018. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team‑driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

Vehicle Rents and Depreciation and Amortization
Vehicle rents consist primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting this expense item include the size and age of our tractor and trailer fleets, the cost of new equipment and the relative percentage of owned versus leased equipment.
Depreciation and amortization consists primarily of depreciation for owned tractors and trailers. The primary factors affecting these expense items include the size and age of our tractor and trailer fleets, the cost of new equipment and the relative percentage of owned equipment and equipment acquired through debt or finance leases versus equipment leased through operating leases. We use a mix of finance leases and operating leases to finance our revenue equipment with individual decisions being based on competitive bids and tax projections. Gains or losses realized on the sale of owned revenue equipment are included in depreciation and amortization for reporting purposes.
Vehicle rents and depreciation and amortization are closely related because both line items fluctuate depending on the relative percentage of owned equipment and equipment acquired through finance leases versus equipment leased through operating leases. Vehicle rents increase with greater amounts of equipment acquired through operating leases, while depreciation and amortization increases with greater amounts of owned equipment and equipment acquired through finance leases. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.
The following is a summary of our vehicle rents and depreciation and amortization for the three months ended March 31, 2019 and 2018:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Vehicle Rents	$18,976	$20,022
Depreciation and amortization, net of (gains) losses on sale of property	23,062	24,706
Vehicle Rents and Depreciation and amortization of property and equipment	$42,038	$44,728
% of total operating revenue	10.1%	10.5%
% of revenue, before fuel surcharge	11.2%	11.7%
For the quarter ended March 31, 2019, vehicle rents decreased $1.0 million, or 5.2%, compared to the same quarter in 2018. The decrease in vehicle rents was primarily due to a decrease in the short term trailer rentals and the divesture of our Mexico business as compared to the same quarter in 2018. Depreciation and amortization, net of (gains) losses on sale of property and equipment decreased $1.6 million, or 6.6%, compared to the same quarter in 2018. Over the balance of 2019, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 miles, and a portion of our leased tractors with owned equipment when their respective lease terminates. As a result of our 2019 replacement cycle, which is above normalized levels due to a large purchase of more fuel efficient tractors approximately four years ago, we expect the average age of our company tractor fleet will reduce from 28 months as of December 31, 2018 to approximately 18 months as we exit 2019. Our mix of owned and leased equipment may vary over time due to tax, financing and flexibility, among other factors.
Purchased Transportation
Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Purchased transportation	$114,005	$101,776
% of total operating revenue	27.4%	23.9%
% of revenue, before fuel surcharge	30.4%	26.6%
For the quarter ended March 31, 2019, purchased transportation increased $12.2 million, or 12.0%, compared to the same quarter in 2018. The increase in purchased transportation was primarily due to a 45.9% increase in average independent contractors, a $2.5 million increase in fuel surcharge reimbursement to independent contractors, partially offset by an $8.3 million decrease in Brokerage revenue as compared to the same quarter in 2018.
Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Purchased transportation	$114,005	$101,776
Less: fuel surcharge revenue reimbursed to independent contractors	10,480	7,956
Purchased transportation, net of fuel surcharge reimbursement	$103,525	$93,820

% of total operating revenue	24.9%	22.0%
% of revenue, before fuel surcharge	27.6%	24.5%
For the quarter ended March 31, 2019, purchased transportation, net of fuel surcharge reimbursement, increased $9.7 million, or 10.3%, compared to the same quarter in 2018. This increase was primarily due to the 45.9% increase in average independent contractors, partially offset by the $8.3 million decrease in Brokerage revenue compared to the same quarter in 2018. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third‑party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry‑wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third‑party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.
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

The following is a summary of our operating expenses and supplies for the three months ended March 31, 2019 and 2018:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Operating expenses and supplies	$27,945	$29,791
% of total operating revenue	6.7%	7.0%
% of revenue, before fuel surcharge	7.4%	7.8%
For the quarter ended March 31, 2019, operating expenses and supplies decreased $1.8 million, or 6.2%, compared to the same quarter in 2018. The decrease was primarily due to decreased tractor maintenance expense as a result of increased independent contractors and the divesture of our Mexico business, partially offset by increased driver hiring costs compared to the same quarter in 2018. Independent contractors are responsible for the maintenance of their tractor and now account for 25.4% of the total average tractors compared to 17.5% in the prior year quarter.
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
The following is a summary of our insurance premiums and claims expense for the three months ended March 31, 2019 and 2018:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Insurance premiums and claims	$24,353	$20,170
% of total operating revenue	5.9%	4.7%
% of revenue, before fuel surcharge	6.5%	5.3%
For the quarter ended March 31, 2019, insurance premiums and claims increased $4.2 million, or 20.7%, compared to the same quarter in 2018. Insurance premiums and claims increased primarily due to increased physical damage and liability claims primarily as a result of adverse weather in the first quarter of 2019 as compared to the same quarter in 2018. We do not expect our insurance and claims experience in the first quarter of 2019 to be ongoing. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we had installed event recorders in substantially all of our tractors in our fleet as of the second quarter of 2018. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time. We expect to begin seeing measurable results from the event recorder installation in the second half of 2019.

Interest
Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional.
The following is a summary of our interest expense for the three months ended March 31, 2019 and 2018:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Interest expense, excluding non-cash items	5,444	11,835
Original issue discount and deferred financing amortization	159	871
Purchase commitment interest	-	(48)
Interest expense, net	$5,603	$12,658
For the quarter ended March 31, 2019, interest expense decreased $7.1 million, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to the same quarter in 2018. Based on the repayment of our prior credit arrangements in connection with the IPO, along with the entry into our existing Credit Facility, we expect our interest expense to approximate $22.0 million for 2019.

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
We believe we can fund our expected cash needs, including debt repayment, in the short‑term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long‑term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures. The availability of financing and equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.
At March 31, 2019, we had approximately $31.7 million of outstanding letters of credit, $0 in outstanding borrowings and $118.3 million of availability under our $150.0 million revolving credit facility.

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
At March 31, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $0 borrowings outstanding and $118.3 million available to borrow and the Term Facility had $192.5 million outstanding.
The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At March 31, 2019, the Company was in compliance with all financial covenants prescribed by the Credit Facility.

Cash Flows
Our summary statements of cash flows for the three months ended March 31, 2019 and 2018 are set forth in the table below:
	Three Months Ended
	March 31,
	2019	2018
	(dollars in thousands)
Net cash provided by (used in) operating activities	$25,479	$(1,863)
Net cash used in investing actitivies	$(32,491)	$(18,695)
Net cash provided by (used in) financing activities	$(12,569)	$15,496

Operating Activities
For the three months ended March 31, 2019, we generated cash flows from operating activities of $25.5 million, an increase of $27.3 million compared to the same period in 2018. The increase was due primarily to a $2.5 million increase in net income adjusted for noncash items, and a $24.9 million decrease in our operating assets and liabilities. The increase in net income adjusted for noncash items was primarily attributable to a 3.8% increase in revenue per loaded mile, improved operating performance at our Brokerage segment and lower interest expense in the three months ended March 31, 2019 as compared to the same period in 2018, partially offset by increased insurance premiums and claims expense. Our operating assets and liabilities decreased $24.9 million during the three months ended March 31, 2019 as compared to the same period in 2018, due in part to increased accounts receivable collections, and decreased payments for accounts payable and other accrued liabilities related to timing of payments.
Investing Activities

For the three months ended March 31, 2019, net cash flows used in investing activities were $32.5 million, an increase of $13.8 million compared to the same period in 2018. This increase is primarily the result of increased equipment purchases as compared to the same period in 2018, combined with the cash disposed in conjunction with the sale of our Mexico subsidiary. We expect our net capital expenditures for calendar year 2019 will approximate $170.0 million to $190.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on our line of credit and secured debt financing.

Financing Activities

For the three months ended March 31, 2019, net cash flows used in financing activities were $12.6 million, an increase of $28.1 million compared to the same period in 2018. The increase is primarily due to decreased revenue equipment borrowings and net borrowings under our revolving line of credit as compared to the same period in 2018.

Working Capital

As of March 31, 2019, we had a working capital deficit of $41.6 million, representing an $8.0 million increase in our working capital from March 31, 2018, primarily resulting from decreased other accrued liabilities and accounts payable, partially offset by decreased customer receivables. Our current liabilities increased by $56.9 million as a result of the adoption of the new lease standard. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and the current portion of our operating lease liability as of March 31, 2019, we had a working capital surplus of $60.3 million, compared with a working capital deficit of $2.3 million at March 31, 2018. Excluding only the balloon payments included in current maturities of debt, we had a working capital surplus of $3.4 million at March 31, 2019.

Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing, or lease arrangements. When we finance revenue equipment through borrowing or lease arrangements, the principal amortization or, in the case of operating leases, the present value of the lease payments scheduled for the next twelve months, is categorized as a current liability, although the revenue equipment and operating lease right of use assets are classified as long-term assets. Consequently, each acquisition of revenue equipment financed with borrowing, or lease arrangements decreases working capital. We believe a working capital deficit has little impact on our liquidity. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

Operating Lease Arrangements
We leased approximately 2,100 tractors and 7,900 trailers under operating leases at March 31, 2019. Operating leases have been an important source of financing for our revenue equipment. Lease payments in respect of such equipment are reflected in our unaudited condensed consolidated statements of comprehensive income in the line item “Vehicle rents.” Our revenue equipment rental expense including short term rentals was $19.0 million in the first quarter of 2019, compared with $20.0 million in the first quarter of 2018. The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $27.6 million as of March 31, 2019. The residual value of a portion of the related leased tractor equipment is covered by repurchase or trade agreements between us and equipment manufacturers. We expect the fair market value of the equipment at the end of the lease term will be approximately equal to the residual value.

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
Contractual Obligations
During the three months ended March 31, 2019, there were no material changes in our commitments or contractual obligations.
Critical Accounting Policies
We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We adopted ASC 842, Leases, on January 1, 2019.  See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included under Part 1, Item 1 of this report.  There have been no other significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2018.
ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2018

As described in our Annual Report on Form 10-K for the year ended December 31, 2018, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, some of which continue to exist as of March 31, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective internal control over financial reporting related to the control activities component of Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. The control activities material weakness contributed to the following additional material weaknesses: (i) ineffective design of information technology general computer controls with respect to program development, change management, computer operations, and user access; (ii) ineffective design of controls over income tax accounting; and (iii) insufficient evidential matter to support design of our controls. These deficiencies did not result in a material misstatement to our annual or interim consolidated financial statements. However, there is a risk that these deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

Remediation of a Component of a Previously Disclosed Material Weakness

The material weakness related to the ineffective design of information technology general controls with respect to program management, change management computer operations and user access also included a component related to inappropriate segregation of duties with respect to creating and posting journal entries. We have remediated the component of the material weakness related to segregation of duties over creating and posting journal entries by designing, implementing, and testing controls to ensure that journal entries posted into the general ledger are reviewed by a separate individual, thus resulting in proper segregation of duties.

Changes in Internal Control Over Financial Reporting

We are currently in the process of remediating the above material weaknesses and have taken numerous steps to enhance our internal control environment and address the underlying causes of the material weaknesses. These efforts include designing and implementing the appropriate information technology general controls and controls over income tax accounting. In addition, we are enhancing our process to retain evidential matter that supports the design and implementation of our controls. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. While we intend to complete our remediation process as quickly as possible, we cannot estimate a time when the remediation will be complete. Other than the implementation of these additional controls and new controls related to our adoption of ASC 842, Leases,  there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.       RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2018, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2018, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

10.1*#	The Executive Nonqualified Excess Plan Adoption Agreement.
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Chief Financial Officer
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

*          Management contract or compensatory plan or arrangement
#          Filed herewith.
##        Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: May 7, 2019	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer