Form 10-Q
period 2019-06-30
US XPRESS ENTERPRISES INC
filed 2019-08-06
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date July 31, 2019.

Class A Common Stock, $0.01 par value: 33,266,863

Class B Common Stock, $0.01 par value: 15,687,101

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30,	December 31,
(in thousands, except share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$3,560	$9,892
Customer receivables, net of allowance of $106 and $59 at June 30, 2019 and December 31, 2018, respectively	184,275	190,254
Other receivables	20,423	20,430
Prepaid insurance and licenses	10,420	11,035
Operating supplies	7,191	7,324
Assets held for sale	12,702	33,225
Other current assets	18,692	13,374
Total current assets	257,263	285,534
Property and equipment, at cost	939,619	898,530
Less accumulated depreciation and amortization	(392,420)	(379,813)
Net property and equipment	547,199	518,717
Other assets
Operating lease right of use assets	200,734	—
Goodwill	57,708	57,708
Intangible assets, net	28,065	28,913
Other	24,892	19,615
Total other assets	311,399	106,236
Total assets	$1,115,861	$910,487
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$61,289	$63,808
Book overdraft	9,791	—
Accrued wages and benefits	22,412	24,960
Claims and insurance accruals, current	47,334	47,442
Other accrued liabilities	8,737	8,120
Liabilities associated with assets held for sale	—	6,856
Current portion of operating lease liabilities	58,162	—
Current maturities of long-term debt and finance leases	88,490	113,094
Total current liabilities	296,215	264,280
Long-term debt and finance leases, net of current maturities	352,010	312,819
Less debt issuance costs	(1,211)	(1,347)
Net long-term debt and finance leases	350,799	311,472
Deferred income taxes	21,802	19,978
Long-term liabilities associated with assets held for sale	—	8,353
Other long-term liabilities	6,828	7,713
Claims and insurance accruals, long-term	58,292	60,304
Noncurrent operating lease liabilities	142,356	—
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders' Equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at June 30, 2019 and December 31, 2018, 33,187,065 and 32,859,292 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	332	329
Common stock Class B, $.01 par value, 35,000,000 authorized at June 30, 2019 and December 31, 2018, 15,687,101 and 15,486,560 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	157	155
Additional paid-in capital	248,386	251,742
Accumulated deficit	(9,942)	(17,335)
Stockholders' equity	238,933	234,891
Noncontrolling interest	636	3,496
Total stockholders' equity	239,569	238,387
Total liabilities and stockholders' equity	$1,115,861	$910,487

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Operating revenue
Revenue, before fuel surcharge	$371,184	$402,808	$746,496	$785,666
Fuel surcharge	42,678	46,950	82,729	89,800
Total operating revenue	413,862	449,758	829,225	875,466
Operating expenses
Salaries, wages, and benefits	130,521	139,701	255,084	272,625
Fuel and fuel taxes	47,374	57,704	94,278	116,093
Vehicle rents	18,579	19,393	37,555	39,415
Depreciation and amortization, net of (gain) loss on sale of property	24,752	24,149	47,814	48,855
Purchased transportation	112,579	118,681	226,584	220,457
Operating expenses and supplies	29,968	29,073	57,913	58,864
Insurance premiums and claims	19,266	19,165	43,619	39,335
Operating taxes and licenses	3,406	3,509	6,579	6,910
Communications and utilities	2,185	2,425	4,450	4,891
General and other operating expenses	17,115	15,940	34,594	33,149
Gain on sale of subsidiary	(670)	—	(670)	—
Total operating expenses	405,075	429,740	807,800	840,594
Operating income	8,787	20,018	21,425	34,872
Other expense (income)
Interest expense, net	5,296	12,298	10,899	24,956
Early extinguishment of debt	—	7,753	—	7,753
Equity in loss of affiliated companies	90	(119)	179	177
Other, net	—	242	26	167
	5,386	20,174	11,104	33,053
Income (loss) before income tax provision	3,401	(156)	10,321	1,819
Income tax provision (benefit)	415	(1,191)	2,316	(598)
Net total and comprehensive income	2,986	1,035	8,005	2,417
Net total and comprehensive income attributable to noncontrolling interest	314	420	612	643
Net total and comprehensive income attributable to controlling interest	$2,672	$615	$7,393	$1,774
Earnings per share
Basic earnings per share	$0.05	$0.04	$0.15	$0.17
Basic weighted average shares outstanding	48,742	14,214	48,569	10,321
Diluted earnings per share	$0.05	$0.04	$0.15	$0.17
Diluted weighted average shares outstanding	49,312	14,456	49,184	10,443

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Operating activities
Net income	$8,005	$2,417
Adjustments to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	7,753
Deferred income tax provision (benefit)	1,824	(959)
Depreciation and amortization	44,401	46,792
Losses on sale of equipment	3,413	2,063
Share based compensation	1,880	629
Other	572	1,771
Interest paid-in-kind	—	(7,516)
Gain on sale of subsidiary	(670)	—
Changes in operating assets and liabilities:
Receivables	5,320	(17,531)
Prepaid insurance and licenses	612	(504)
Operating supplies	72	(1,042)
Other assets	(3,288)	(3,777)
Accounts payable and other accrued liabilities	(2,167)	(15,353)
Accrued wages and benefits	(2,401)	4,356
Net cash provided by operating activities	57,573	19,099
Investing activities
Payments for purchases of property and equipment	(105,137)	(62,864)
Proceeds from sales of property and equipment	23,041	15,355
Other	—	(500)
Sale of subsidiary, net of cash	(8,259)	—
Net cash used in investing activities	(90,355)	(48,009)
Financing activities
Borrowings under lines of credit	10,700	214,432
Payments under lines of credit	(9,900)	(243,765)
Borrowings under long-term debt	65,704	244,677
Payments of long-term debt	(51,936)	(427,341)
Payments of financing costs and original issue discount	—	(4,151)
Proceeds from IPO, net of issuance costs	—	247,098
Payments of long-term consideration for business acquisition	(990)	(1,010)
Purchase of noncontrolling interest	(8,659)	—
Tax withholding related to net share settlement of restricted stock awards	(44)	—
Repurchase of membership units	—	(217)
Book overdraft	9,791	(3,537)
Net cash provided by financing activities	14,666	26,186
Change in cash previously included in assets held for sale	11,784	—
Net change in cash and cash equivalents	(6,332)	(2,724)
Cash and cash equivalents
Beginning of year	9,892	9,232
End of period	$3,560	$6,508
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,622	$37,529
Cash paid during the year for income taxes	252	1,110
Supplemental disclosure of significant noncash investing and financing activities
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	$7,109	$—
Capital lease extinguishments	40	997
Uncollected proceeds from asset sales	919	206

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

Three and Six Months Ended June 30, 2019 and 2018

			Additional		Non	Total	Redeemable
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'	Restricted
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity (Deficit)	Units
Balances at December 31, 2017	$64	$—	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	—	—	—	—	—	—	208
Adoption of ASC 606	—	—	—	1,459	—	1,459	—
Dividend of repurchased membership units	—	—	—	—	—	—	(51)
Net income	—	—	—	1,159	223	1,382	—
Balances at March 31, 2018	$64	$—	$1	$(40,841)	$2,512	$(38,264)	$3,438
Share based compensation	—	—	238	—	—	238	183
Cancel 6,384,877 US Xpress Enterprises shares	(64)	—	—	64		—
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	—	(11)	(149)	—	—	—
Issuance of 15,486,560 shares of Class B Stock in Reorganization	—	155	(6)	(149)	—	—	—
Transfer from temporary equity to permanent equity	—	—	3,455	—	—	3,455	(3,455)
Issuance of 16,668,000 shares of Class A Stock in Initial Public Offering, net of underwriting discounts and offering costs	167	—	246,931	—	—	247,098	—
Vesting of restricted stock	1	—	(1)	—	—	—	—
Dividend of repurchased membership units	—	—	—	—	—	—	(166)
Net income	—	—	—	615	420	1,035	—
Balances at June 30, 2018	$328	$155	$250,607	$(40,460)	$2,932	$213,562	$—

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	—	—	856	—	—	856
Vesting of restricted units	—	1	(39)	—	—	(38)
Net income	—	—	—	4,721	298	5,019
Balances at March 31, 2019	$329	$156	$252,559	$(12,614)	$3,794	$244,224
Share based compensation	—	—	1,024	—	—	1,024
Vesting of restricted units	3	1	(10)	—	—	(6)
Purchase of noncontrolling interest	—	—	(5,187)	—	(3,472)	(8,659)
Net income	—	—	—	2,672	314	2,986
Balances at June 30, 2019	$332	$157	$248,386	$(9,942)	$636	$239,569

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

1.        Organization and Operations

U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we”, “us”, “our”, and similar expressions) provide transportation services throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. The Company offers its customers a broad portfolio of services using its own asset-based truckload fleet and third-party carriers through our non-asset-based truck brokerage network. The Company has two reportable segments, Truckload and Brokerage. Our Truckload segment offers asset-based truckload services, including over-the-road (“OTR”) trucking and dedicated contract services. Our Brokerage segment is principally engaged in non-asset-based freight brokerage services, where loads are contracted to third-party carriers.

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017‑04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update are effective for fiscal years beginning after December 15, 2019. The Company has evaluated the provisions of the pronouncement and does not expect the adoption of ASU 2018‑02 will have a material impact on the consolidated financial statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842),” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 using the modified retrospective approach and applied the transition provisions with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting originally in effect for such periods. We elected the “package of practical expedients” under ASC 842 which permits us to not reassess  our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedient to not reassess certain land easements. We did not elect the use-of-hindsight practical expedient during the transition of ASC 842. Adoption of ASC 842 resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of approximately $183.0 million. The adoption of ASC 842 also resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing, and uncertainty of cash flows arising from leases. See the “Leases” section of this note and Note 6, Leases for additional information.

3.       Divesture of Xpress Internacional

In January 2019, we sold our 95% interest in Xpress Internacional. The purchase price was approximately $4.5 million in cash, a $6.0 million note receivable and approximately $2.5 million in contingent consideration related to the completion of selling 110 tractors. During the quarter ended June 30, 2019, we updated the fair value of the tractors to $1.8 million from the previously recorded $2.5 million and recorded an additional cash receivable for $1.5 million as a result of lower than expected purchase expenses at Xpress Internacional. The business met the criteria for the presentation as held for sale as of December 31, 2018. The assets of business held for sale were not material to our consolidated revenues or consolidated operating income. We recognized an impairment in the amount of $10.7 million in December 2018, related to the disposal group as the carrying value exceeded the fair value. We recognized  a subsequent gain during the quarter ended June 30, 2019 of $0.7 million.

4.        Noncontrolling Interest

In June 2019, we purchased the remaining 10% noncontrolling interest of Total Transportation of Mississippi for a purchase price of $8.7 million. The book value of the noncontrolling interest prior to the equity purchase was $3.5 million and the remaining $5.2 million was a reduction to additional paid in capital.

5.        Income Taxes

The Company’s provision for income taxes for the six months ended June 30, 2019 and 2018 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income (loss) before Income Taxes	$3,401	$(156)	$10,321	$1,819
Income tax provision (benefit)	415	(1,191)	2,316	(598)
Effective tax rate	12.2%	763.5%	22.4%	(32.9)%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2019 and 2018 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), Global Intangible Low-Taxed Income earned by certain foreign subsidiaries, the effect of taxes on foreign earnings and certain discrete items.

6.        Long-Term Debt

Long-term debt at June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Line of credit, maturing June 2023	$800	$—
Term loan agreement, interest rate of 4.7% and 4.8% at June 30, 2019 and December 31, 2018, respectively maturing June 2023	190,000	195,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.8% and 5.0% at June 30, 2019 and December 31, 2018, due in monthly installments with final maturities at various dates through February 2026, secured by related revenue equipment with a net book value of $226.0 million and $197.1 million in June 2019 and December 2018	214,336	184,867
Mortgage note payables, interest rates ranging from 6.26% to 6.99% at June 30, 2019 and December 31, 2018 due in monthly installments with final maturities as various dates through September 2031, secured by real estate with a net book value of $20.7 million and $24.1 million at June 2019 and December 2018	18,301	18,861
Other	1,335	6,872
	424,772	405,600
Less: Debt issuance costs	(1,211)	(1,347)
Less: Current maturities of long-term debt	(80,593)	(106,383)
	$342,968	$297,870

Credit Facility

In June 2018, we entered into a new credit facility (the “Credit Facility”) that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”). The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that was set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that was set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility. The Credit Facility will mature on June 18, 2023.

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

At June 30, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $0.8 million borrowings outstanding and $117.5 million available to borrow and the Term Facility had $190.0 million outstanding.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At June 30, 2019, the Company was in compliance with all financial covenants prescribed by the Credit Facility.

7.        Leases

We have operating and finance leases with terms of 1 year to 10 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	June 30, 2019
Assets
Operating	Operating lease right-of-use assets	$200,734
Finance	Property and equipment, net	18,927
Total leased assets		$219,661

Liabilities
Current
Operating	Current portion of operating lease liabilities	$58,162
Finance	Current maturities of long-term debt and finance leases	7,897
Noncurrent
Operating	Noncurrent operating lease liabilities	142,356
Finance	Long-term debt and finance leases, net of current maturities	7,831
Total lease liabilities		$216,246

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months	Six Months
		Ended	Ended
Lease Cost	Classification	June 30, 2019	June 30, 2019
Operating lease cost	Vehicle rents and General and other operating	$19,072	$39,239
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	797	1,605
Interest on lease liabilities	Interest expense	278	596
Short-term lease cost	General and other operating	792	1,103
Total lease cost		$20,939	$42,543

Six Months
Ended June
Cash Flow Information	30, 2019
Cash paid for operating leases included in operating activities	$39,239
Cash paid for finance leases included in operating activities	$596
Cash paid for finance leases included in financing activities	$4,544

Operating lease right-of-use assets obtained in exchange for lease obligations	$54,053
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$2,018

	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.2	5.0%
Finance leases	3.3	5.3%

As of June 30, 2019, future maturities of lease liabilities were as follows (in thousands):

	June 30, 2019
	Finance	Operating
2019	$2,667	$35,232
2020	7,522	60,236
2021	4,081	49,226
2022	1,423	34,454
2023	1,423	23,187
Thereafter	296	21,893
	17,412	224,228
Less: Amount representing interest	(1,684)	(23,710)
Total	$15,728	$200,518

As of December 31, 2018, minimum lease payments under capital and operating leases were as follows (in thousands):

	December 31, 2018
	Capital	Operating
2019	$7,797	$60,303
2020	7,564	42,632
2021	4,086	35,302
2022	1,427	20,751
2023	1,427	15,884
Thereafter	297	14,080
	22,598	$188,952
Less: Amount representing interest	(2,285)
	20,313
Less: Current portion	(6,711)
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

California Wage and Hour Class Action Litigation

On December 23, 2015, a class action lawsuit was filed against us and our subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The case was transferred to the U.S. District Court for the Central District of California. The putative class includes current and former truck drivers employed by us who worked or work in California after the completion of their training while residing in California since December 23, 2011 to present. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or break times, and were not paid premium pay in their absence, were not paid minimum wage for all hours worked, were not provided accurate and complete time and pay records and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees and costs and pre- and post-judgment interest. On May 2, 2019, the court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or to pay premium pay for failure to provide such breaks under California law. The matter is currently in discovery, and a jury trial has been requested. There is currently no trial date set. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.  We intend to vigorously defend the merits of these claims.

Telephone Consumer Protection Act Claim

A class action was filed against our subsidiary U.S. Xpress, Inc. in the U.S. District Court for the Western District of Virginia on December 11, 2017 and amended on March 7, 2018, alleging violations of the Telephone Consumer Protection Act, for two separate proposed classes. The putative classes included all persons within the United States to whom the Company either initiated a telephone call to a cellular telephone number using an automatic telephone dialing system or initiated a call to a residential telephone number using an artificial or pre-recorded voice at any time from December 11, 2013 to present. Prior to certification of the class, the parties reached a settlement agreement, and the court dismissed the lawsuit with prejudice on July 23, 2019.

Stockholder Claims

As set forth below, between November 2018 and April 2019, eight substantially similar putative securities class action complaints were filed against us and certain other defendants: five in the Circuit Court of Hamilton County, Tennessee (“Tennessee State Court Cases”), two in the U.S. District Court for the Eastern District of Tennessee (“Federal Court Cases”), and one in the Supreme Court of the State of New York (“New York State Court Case”). Two of the Tennessee State Court Cases and one of the Federal Court Cases have been voluntarily dismissed. All of these matters are in preliminary stages of litigation, and discovery has not yet begun. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.

On November 21, 2018, a putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee against us, five of our officers or directors, and the seven underwriters who participated in our June 2018 initial public offering (“IPO”), alleging violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The class action lawsuit is based on allegations that the Company made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO. The lawsuit is purportedly brought on behalf of a putative class of all persons or entities who purchased or otherwise acquired the Company’s Class A common stock pursuant and/or traceable to the IPO, and seeks, among other things, compensatory damages, costs and expenses (including attorneys’ fees) on behalf of the putative class.

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

On March 8, 2019, a substantially similar putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.  On May 9, 2019, this case was voluntarily dismissed by the plaintiff..

On March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018. The parties have stipulated to extend the time for defendants to respond to the complaint in this matter pending resolution of the motions to dismiss filed (or to be filed) in the remaining of the Tennessee State Court Cases and the Federal Court Cases.

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

The three remaining Tennessee State Court Cases have been consolidated, and discovery is currently stayed pending a decision on a motion to dismiss filed by us and the other defendants. On July 18, 2019, the court presiding over the remaining of the Federal Court Cases issued an order appointing lead plaintiff and lead counsel.  Pursuant to a stipulation entered in that matter, the appointed lead plaintiff is expected to file an amended complaint.

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

Stockholder Derivative Action

On June 7, 2019, a stockholder derivative lawsuit was filed in the District Court for Clark County, Nevada against five of our executives and all five of our independent board members (collectively, the “Individual Defendants”), and naming the Company as a nominal defendant.  The complaint alleges that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO and that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to make such statements. The complaint alleges that the Company has been damaged by the alleged wrongful conduct as a result of, among other things, being subjected to the time and expense of the securities class action lawsuits that have been filed relating to the IPO.  In addition to a claim for alleged breach of fiduciary duties, the lawsuit alleges claims against the Individual Defendants for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.  The parties have stipulated to a stay of this proceeding pending the filing of an answer or a dismissal in the remaining of the Tennessee State Court Cases or the Federal Court Cases. This matter is in the preliminary stages of litigation and discovery has not yet begun. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.  We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously in these matters.

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

Other

The Company had letters of credit of $31.7 million outstanding as of June 30, 2019. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at June 30, 2019 to acquire revenue equipment for approximately $178.2 million during the remainder of 2019. These purchase commitments are expected to be financed by long-term debt, operating leases, proceeds from sales of existing equipment, and cash flows from operations.

9.        Share-based Compensation

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the six months ended June 30, 2019:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2018	270,742	$14.20
Granted	730,211	8.21
Vested	(83,157)	14.16
Forfeited	(99,523)	8.43
Unvested at June 30, 2019	818,273	$9.55

Service based restricted stock grants vest over periods of one to five years and account for 643,273 of the unvested shares. Performance based awards account for 175,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively  and $0 for the three and six months ended June 30, 2018. At June 30, 2019, the Company had $5.5 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.7 years. The performance based awards have $1.3 million of unrecognized compensation expense.

The following is a summary of the Incentive Plan stock option activity from December 31, 2018 to June 30, 2019:

		Weighted
	Number of	Average Grant
	Options	Date Fair Value
Unvested at December 31, 2018	177,260	$6.09
Granted	244,785	4.41
Vested	(44,312)	6.09
Forfeited	(18,474)	6.09
Unvested at June 30, 2019	359,259	$4.95

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.2 million and $0.3 million during the three and six months ended June 30, 2019, respectively and $0 for the three and six months ended June 30, 2018. The fair value of the stock option grant was estimated using the Black-Scholes method as of the grant date using the following assumptions:

Strike price	$9.40
Risk-free interest rate	2.50%
Expected dividend yield	—%
Expected volatility	45.65%
Expected term (in years)	6.25

At June 30, 2019, the Company had $1.5 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 2.9 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for the six months ended June 30, 2019:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2018	1,401,674	$2.00
Vested	(450,221)	1.70
Forfeited	(100,006)	2.15
Unvested at June 30, 2019	851,447	$2.14

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.3 million during the three and six months ended June 30, 2019, respectively, and $0.4 million and $0.6 million during the three and six months ended June 30, 2018, respectively. At June 30, 2019, the Company had approximately $1.7 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 4.4 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance of under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The first offering period commenced on January 1, 2019 and we recognized compensation expense of $0.1 million associated with the plan.

10.       Fair Value Measurements

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

The following table summarizes liabilities measured at fair value at June 30, 2019 and December 31, 2018 (in thousands):

2019
	Fair Value	Input Level
Liabilities
Forward Contract	$—	—

	2018
	Fair Value	Input Level
Liabilities
Forward Contract	$1,793	3

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Balance at beginning of year	$1,793	$1,985
Divesture of Xpress Internacional	(1,793)	—
Forward Contract Adjustment	—	171
Balance at end of period	$—	$2,156

At December 31, 2018, the physically settled forward contract was reclassified to long term liabilities associated with assets held for sale and in January 2019 relieved in conjunction with the disposal of Xpress Internacional.

11.      Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings per share. The Company excluded 759,513 and 712,750 equity awards for the three and six months ended June 30, 2019 as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and six months ended June 30, 2019 and 2018, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$2,986	$1,035	$8,005	$2,417
Net income attributable to noncontrolling interest	314	420	612	643
Net income attributable to common stockholders	$2,672	$615	$7,393	$1,774

Basic weighted average of outstanding shares of common stock	48,742	14,214	48,569	10,321
Dilutive effect of equity awards	570	242	615	122
Diluted weighted average of outstanding shares of common stock	49,312	14,456	49,184	10,443

Basic earnings per share	$0.05	$0.04	$0.15	$0.17
Diluted earnings per share	$0.05	$0.04	$0.15	$0.17

12.      Segment Information

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Truckload	$374,405	$391,397	$743,524	$762,564
Brokerage	39,457	58,361	85,701	112,902
Total Operating Revenue	$413,862	$449,758	$829,225	$875,466

Operating Income
Truckload	$7,503	$18,590	$17,344	$31,093
Brokerage	1,284	1,428	4,081	3,779
Total Operating Income	$8,787	$20,018	$21,425	$34,872

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducted business during the three and six months ended June 30, 2019 and 2018 is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. In January 2019, we disposed of our Mexican business.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
United States	$413,862	$436,227	$826,853	$849,078
Foreign countries
Mexico	—	13,531	2,372	26,388
Total	$413,862	$449,758	$829,225	$875,466

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10‑Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt and lease arrangements as means of financing revenue equipment), future interest expense, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, future customer relationships, future use of dedicated contracts, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our Adjusted Operating Income and working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and recognition of incentive plan awards, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, future incentive plan awards, excepted progress of internal control remediation efforts, among others, are forward-looking statements. Forward-looking statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10‑K for the year ended December 31, 2018. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10‑K for the year ended December 31, 2018, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

All such forward-looking statements speak only as of the date of this Form 10‑Q.  You are cautioned not to place undue reliance on such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in the events, conditions, or circumstances on which any such statement is based.

Overview

We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.8 billion in total operating revenue in 2018. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of June 30, 2019, our fleet consisted of approximately 6,900 tractors and approximately 15,000 trailers, including approximately 2,000 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last four years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, were reflected in our 2018 and the first quarter of 2019 financial results where we delivered the highest earnings of any first quarter in the history of the Company. During the second quarter of 2019, the freight market we experienced was challenging driven by weaker than seasonal demand combined with capacity growth as a result of more favorable market conditions in 2018. This supply-demand imbalance severely pressured spot pricing through the quarter which adversely impacted parts of our business. Looking forward, we expect conditions to firm, as capacity slowly exits the market while at the same time we approach a more seasonally busy time of the year. We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us very well to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders. For the balance of 2019 we are focused on three main priorities.  The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity between our Dedicated and Over-the-Road service offerings. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digital load matching, automated load acceptance and prioritization, and our goal of achieving a 100% frictionless order.

Total revenue for the second quarter of 2019 decreased by $35.9 million to $413.9 million as compared to the second quarter of 2018. The decrease was primarily a result of a 32.4% decrease in Brokerage revenue to $39.5 million, and a $4.3 million decrease in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, second quarter revenue decreased $31.6 million to $371.2 million, a decrease of 7.9% as compared to the prior year quarter. Our Mexico operations accounted for $0 of our total operating revenue for the three months ended June 30, 2019, compared to $13.5 million in the second quarter of 2018.

Operating income for the second quarter of 2019 was $8.8 million compared to the $20.0 million achieved in the second quarter of 2018. Excluding costs related to the transition of our Mexico operations and the associated gain recognized,  second quarter Adjusted Operating Income was $9.3 million compared to Adjusted Operating Income of $26.5 million for the second quarter of 2018, which excludes $6.4 million of IPO related costs.  This decrease is primarily attributable to the challenging freight environment described above. For the definition of Adjusted Operating Income and a reconciliation to the most directly comparable GAAP measure, see “Use of Non-GAAP Financial Information.”

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. In an effort to improve driver satisfaction we created a new driver development program. This program provides continuous learning opportunities for our drivers with the goal of providing the knowledge, skills and abilities necessary for a successful career. While still early in its implementation, we are seeing positive results from those drivers who have completed this training versus those who have not. We are optimistic that, overtime, this training will improve our drivers’ satisfaction and retention while also reducing their accident rate and the Company’s insurance expense. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

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

Generally, in our Truckload segment, we receive fuel surcharges on the miles for which we are compensated by customers. Fuel surcharge revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases. Our fuel surcharges to customers may not fully recover all fuel increases due to engine idle time, out of route miles and non-revenue generating miles that are not generally billable to the customer, as well as to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of revenue miles we generate. Although our surcharge programs vary by customer, we generally attempt to negotiate an additional penny per mile charge for every five cent increase in the U.S. Department of Energy’s (the “DOE”) national average diesel fuel index over an agreed baseline price. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Based on the current status of our empty miles percentage and the fuel efficiency of our tractors, we believe that our fuel surcharge recovery is effective.

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

In our Truckload segment, our most significant operating expenses vary with miles traveled and include (i) fuel, (ii) driver related expenses, such as wages, benefits, training and recruitment and (iii) costs associated with independent contractors (which are primarily included in the “Purchased transportation” line item). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include vehicle rent and depreciation of long term assets, such as revenue equipment and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

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

Approximately 28.9% of our total tractor fleet was operated by independent contractors at June 30, 2019. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

Use of Non‑GAAP Financial Information

In addition to our net income determined in accordance with GAAP, we evaluate operating performance using certain non-GAAP measures, including Adjusted Operating Income. We define Adjusted Operating Income as revenue less operating expenses, net of Mexico transition costs. We believe our presentation of Adjusted Operating Income is useful because it provides investors and securities analysts the same information that we use internally to assess our core operating performance. Management believes the use of non-GAAP measures assists investors and securities analysts in understanding the ongoing operating performance of our business by allowing more effective comparison between periods. Further, management uses non-GAAP Adjusted Operating Income on a supplemental basis to remove items that may not be an indicator of performance from period-to period.

The non-GAAP information provided is used by our management and may not be comparable to similar measures disclosed by other companies, because of differing methods used by other companies in calculating Adjusted Operating Income. The non-GAAP measures used herein have limitations as analytical tools and should not be considered measures of income generated by our business or discretionary cash available to use to invest in the growth of our business. You should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management compensates for these limitations by relying primarily on GAAP results and using non-GAAP financial measures on a supplemental basis.

The table below compares our GAAP operating income to our non‑GAAP Adjusted Operating Income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Consolidated GAAP Presentation
Total operating revenue	$413,862	$449,758	$829,225	$875,466
Total operating expenses	405,075	429,740	807,800	840,594
Operating Income	$8,787	$20,018	$21,425	$34,872

Consolidated Non-GAAP Presentation
Total operating revenue	$413,862	$449,758	$829,225	$875,466
Fuel surcharge	(42,678)	(46,950)	(82,729)	(89,800)
Revenue, before fuel surcharge	371,184	402,808	746,496	785,666
Total operating expenses	405,075	429,740	807,800	840,594
Adjusted for:
Fuel Surcharge	(42,678)	(46,950)	(82,729)	(89,800)
Mexico transition costs	(1,200)	—	(4,600)	—
Gain on sale of subsidiary	670	—	670	—
IPO related costs	—	(6,437)	—	(6,437)
Adjusted total operating expenses	361,867	376,353	721,141	744,357
Adjusted Operating Income	$9,317	$26,455	$25,355	$41,309

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

A summary of our revenue generated by type for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue before fuel surcharge	$371,184	$402,808	$746,496	$785,666
Fuel surcharge	42,678	46,950	82,729	89,800
Total operating revenue	$413,862	$449,758	$829,225	$875,466

For the quarter ended June 30, 2019, our total operating revenue decreased by $35.9 million, or 8.0%, compared to the same quarter in 2018, and our revenue, before fuel surcharge decreased by $31.6 million, or 7.9%. Our Mexico operations accounted for $0 of our total operating revenue for the three months ended June 30, 2019, compared to $13.5 million compared to the same quarter in 2018. The primary factors driving the decreases in total operating revenue and revenue, before fuel surcharge, excluding our Mexico operations, were decreased volumes and pricing in our Brokerage segment, decreased fuel surcharge revenues and decreased miles per tractor in our Truckload segment offset slightly by improved pricing in our Truckload segment combined with increased miscellaneous revenues.

For the six months ended June 30, 2019, our total operating revenue decreased by $46.2 million, or 5.3%, compared to the same period in 2018, and our revenue, before fuel surcharge decreased by $39.2 million, or 5.0%. Our Mexico operations accounted for $2.4 million of our total operating revenue for the six months ended June 30, 2019, compared to $26.4 million in the same period in 2018. The primary factors driving the decreases in total operating revenue and revenue, before fuel surcharge, excluding our Mexico operations, were decreased volumes and pricing in our Brokerage segment, decreased fuel surcharge revenues and decreased miles per tractor in our Truckload segment offset slightly by improved pricing in our Truckload segment combined with increased miscellaneous revenues. While we are not seeing the same opportunities in the spot market in 2019 compared to 2018, we expect contract rates to continue to increase sequentially during the remainder of 2019 and to outpace cost inflation, absent changes in the macroeconomic environment.

A summary of our revenue generated by segment for the three and six months ended June 30, 2019 and 2018 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$331,727	$344,447	$660,795	$672,764
Fuel surcharge	42,678	46,950	82,729	89,800
Total Truckload revenue	374,405	391,397	743,524	762,564
Brokerage revenue	39,457	58,361	85,701	112,902
Total operating revenue	$413,862	$449,758	$829,225	$875,466

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the three and six months ended June 30, 2019 and 2018. Average tractors, average company‑owned tractors and average independent contractor tractors exclude tractors in Mexico.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Over the road
Average revenue per tractor per week	$3,625	$3,957	$3,621	$3,890
Average revenue per mile	$1.956	$2.023	$1.970	$1.997
Average revenue miles per tractor per week	1,853	1,956	1,838	1,952
Average tractors	3,611	3,578	3,614	3,605
Dedicated
Average revenue per tractor per week	$4,018	$3,647	$3,990	$3,598
Average revenue per mile	$2.355	$2.234	$2.346	$2.209
Average revenue miles per tractor per week	1,706	1,632	1,700	1,629
Average tractors	2,674	2,721	2,666	2,672
Consolidated
Average revenue per tractor per week	$3,792	$3,823	$3,777	$3,771
Average revenue per mile	$2.118	$2.105	$2.123	$2.078
Average revenue miles per tractor per week	1,791	1,816	1,779	1,814
Average tractors	6,285	6,299	6,280	6,277

For the quarter ended June 30, 2019, our Truckload revenue, before fuel surcharge decreased by $12.7 million, or 3.7%, compared to the same quarter in 2018. Our Mexico operations accounted for $0 of our Truckload revenue for the three months ended June 30, 2019, compared to $13.5 million in the same quarter in 2018. The primary factors driving the changes in Truckload revenue, excluding Mexico operations, were an increase of $3.9 million in miscellaneous revenue, a  0.6% increase in revenue per loaded mile partially offset by 1.4% decrease in average revenue miles per tractor and a slight decrease in the average number of tractors.  During the quarter ended June 30, 2019, our OTR rates decreased 3.3% due primarily to spot market rates declining more than 30% offset by an increase in our contract rates of 8.0% compared to the same quarter in 2018. Our Dedicated rates increased 5.4% during the quarter ended June 30, 2019 as compared to the same period in 2018. Fuel surcharge revenue decreased by $4.3 million, or 9.1%, to $42.7 million, compared with $47.0 million in the same quarter in 2018. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.066 per gallon lower for the quarter ended June 30, 2019 compared to the same quarter in 2018. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices combined with a 1.6% decrease in revenue miles compared to the same quarter in 2018.

For the six months ended June 30, 2019, our Truckload revenue, before fuel surcharge decreased by $12.0 million, or 1.8%, compared to the same period in 2018. Our Mexico operations accounted for $2.4 million of our Truckload revenue for the six months ended June 30, 2019, compared to $26.4 million in the same period in 2018. The primary factors driving the changes in Truckload revenue, excluding Mexico operations, were an increase of $12.4 million in miscellaneous revenue, a 2.2% increase in revenue per loaded mile due to increased contract rates, partially offset by 1.9% decrease in average revenue miles per tractor.  Fuel surcharge revenue decreased by $7.1 million, or 7.9%, to $82.7 million, compared with $89.8 million in the same period in 2018. The DOE national weekly average fuel price per gallon averaged approximately $0.030 per gallon lower for the six months ended June 30, 2019 compared to the same period in 2018. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices combined with a 2.2% decrease in revenue miles compared to the same period in 2018.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gross margin percentage	16.1%	12.2%	16.9%	13.1%

For the quarter ended June 30, 2019, our Brokerage revenue decreased by $18.9 million, or 32.4%, compared to the same quarter in 2018. The primary factors driving the decrease in Brokerage revenue were a 29.5% decrease in load count combined with a 4.1% decrease in average revenue per load. We experienced an increase in our gross margin to 16.1% in the second quarter of 2019 compared to 12.2% in the same quarter of 2018 as a result of sourcing third party capacity more efficiently.

For the six months ended June 30, 2019, our Brokerage revenue decreased by $27.2 million, or 24.1%, compared to the same period in 2018. The primary factors driving the decrease in Brokerage revenue were a 22.0% decrease in load count combined with a 2.7% decrease in average revenue per load. We experienced an increase in our gross margin to 16.9% in the six months ended June 30, 2019, compared to 13.1% in the same period of the prior year as a result of sourcing third party capacity more efficiently.

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

The following is a summary of our salaries, wages and benefits for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$130,521	$139,701	$255,084	$272,625
% of total operating revenue	31.5%	31.1%	30.8%	31.1%
% of revenue, before fuel surcharge	35.2%	34.7%	34.2%	34.7%

For the quarter ended June 30, 2019, salaries, wages and benefits decreased $9.2 million, or 6.6%, compared with the same quarter in 2018. These decreases in absolute dollar terms were due primarily to $6.4 million of lower compensation expense related to the payout of our stock appreciation rights and IPO bonuses during the second quarter of 2018 combined with $2.9 million in decreased wages associated with the exit of our Mexico operations. Our driver wages remained essentially constant primarily due to increases in driver pay offset by a decrease in company driver miles of 8.7% compared to the same quarter in 2018, and independent contractor miles comprising a greater percentage of our miles. Our OTR driver pay on a per mile basis increased as a result of higher incentive-based pay as compared to the same quarter in

2018. Our office wages decreased primarily due to the divesture of our Mexico business. During the three months ended June 30, 2019, our workers’ compensation expense and group health claims expense increased approximately 8.5%, due to increased group health claims expense offset by positive trends in our workers’ compensation claims as compared to the same quarter in 2018.

For the six months ended June 30, 2019, salaries, wages and benefits decreased $17.5 million, or 6.4%, compared with the same period in 2018. Our Mexican operations accounted for $0.5 million in salaries, wages and benefits in the six months ended June 30, 2019, compared to $5.6 million in the same period in 2018. These decreases in absolute dollar terms were due primarily to $6.4 million of lower compensation expense related to the payout of our stock appreciation rights and IPO bonuses during the second quarter of 2018. In addition,  our driver wages decreased $3.7 million as our company driver miles decreased 10.7% as compared to the same quarter in 2018, due primarily to independent contractor miles comprising a greater percentage of our miles. Our OTR driver pay on a per mile basis increased as a result of higher incentive-based pay as compared to the same period in 2018. Our office wages decreased primarily due to the divesture of our Mexico business. During the six months ended June 30, 2019, our workers’ compensation expense and group health claims expense decreased approximately 7.0%, due to positive trends in our workers’ compensation claims offset by increased group health claims expense as compared to the same period in 2018. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$47,374	$57,704	$94,278	$116,093
% of total operating revenue	11.4%	12.8%	11.4%	13.3%
% of revenue, before fuel surcharge	12.8%	14.3%	12.6%	14.8%

For the quarter ended June 30, 2019, fuel and fuel taxes decreased $10.3 million, or 17.9%, compared with the same quarter in 2018. The decrease in fuel and fuel taxes was primarily the result of an 8.7% decrease in company driver miles, a $2.6 million decrease due to the divesture of our Mexico business, and a 2.4% increase in our average miles per gallon compared to the same quarter in 2018. The average DOE fuel price per gallon decreased 2.1% to $3.12 per gallon in the quarter ended June 30, 2019, compared to the same quarter in 2018.

For the six months ended June 30, 2019, fuel and fuel taxes decreased $21.8 million, or 18.8%, compared with the same period in 2018. The decrease in fuel and fuel taxes was primarily the result of a 10.7% decrease in company driver miles, a $5.1 million decrease due to the divesture of our Mexico business, and a 2.7% increase in our average miles per gallon compared to the same period in 2018. The average DOE fuel price per gallon decreased 1.0% to $3.07 per gallon in the six months ended June 30, 2019, compared to the same period in 2018.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Fuel surcharge revenue	$42,678	$46,950	$82,729	$89,800

Less: fuel surcharge revenue reimbursed to independent contractors	12,233	10,514	22,713	18,470
Company fuel surcharge revenue	30,445	36,436	60,016	71,330
Total fuel and fuel taxes	$47,374	$57,704	$94,278	$116,093
Less: company fuel surcharge revenue	30,445	36,436	60,016	71,330
Net fuel expense	$16,929	$21,268	$34,262	$44,763
% of total operating revenue	4.1%	4.7%	4.1%	5.1%
% of revenue, before fuel surcharge	4.6%	5.3%	4.6%	5.7%

For the quarter ended June 30, 2019, net fuel expense decreased $4.3 million, or 20.4%, compared with the same quarter in 2018. During the quarter ended June 30, 2019, the decrease in net fuel expenses was primarily the result of a $2.6 million decrease due to the divesture of our Mexico business, 2.4% increase in average miles per gallon, and a decrease in the fuel surcharge per mile paid to independent contractors. Independent contractors accounted for 27.6% of the average tractors available compared to 21.3% in the same quarter of 2018.

For the six months ended June 30, 2019, net fuel expense decreased $10.5 million, or 23.5%, compared with the same period in 2018. During the six months ended June 30, 2019, the decrease in net fuel expenses was primarily the result of a $5.1 million decrease due to the divesture of our Mexico business, 2.7% increase in average miles per gallon, and a decrease in the fuel surcharge per mile paid to independent contractors. Independent contractors accounted for 26.5% of the average tractors available compared to 19.5% in the same period of 2018. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team‑driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Vehicle Rents	$18,579	$19,393	$37,555	$39,415
Depreciation and amortization, net of (gains) losses on sale of property	24,752	24,149	47,814	48,855
Vehicle Rents and Depreciation and amortization of property and equipment	$43,331	$43,542	$85,369	$88,270
% of total operating revenue	10.5%	9.7%	10.3%	10.1%
% of revenue, before fuel surcharge	11.7%	10.8%	11.4%	11.2%

For the quarter ended June 30, 2019, vehicle rents decreased $0.8 million, or 4.2%, compared to the same quarter in 2018. The decrease in vehicle rents was primarily due to a decrease in the short term trailer rentals and the divesture of our Mexico business as compared to the same quarter in 2018. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $0.6 million, or 2.5%, compared to the same quarter in 2018.

For the six months ended June 30, 2019, vehicle rents decreased $1.9 million, or 4.7%, compared to the same period in 2018. The decrease in vehicle rents was primarily due to a decrease in the short term trailer rentals and the divesture of our Mexico business as compared to the same period in 2018. Depreciation and amortization, net of (gains) losses on sale of property and equipment decreased $1.0 million, or 2.1%, compared to the same period in 2018. Over the balance of 2019, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 miles, and a portion of our leased tractors with owned equipment when their respective lease terminates. As a result of our 2019 replacement cycle, which is above normalized levels due to a large purchase of more fuel efficient tractors approximately four years ago, we expect the average age of our company tractor fleet will reduce from 28 months as of December 31, 2018 to less than 24 months as we exit 2019. Our mix of owned and leased equipment may vary over time due to tax, financing and flexibility, among other factors.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$112,579	$118,681	$226,584	$220,457
% of total operating revenue	27.2%	26.4%	27.3%	25.2%
% of revenue, before fuel surcharge	30.3%	29.5%	30.4%	28.1%

For the quarter ended June 30, 2019, purchased transportation decreased $6.1 million, or 5.1%, compared to the same quarter in 2018. The decrease in purchased transportation was primarily due to an $18.9 million decrease in

Brokerage revenue partially offset by a 29.3% increase in average independent contractors and a $1.7 million increase in fuel surcharge reimbursement to independent contractors as compared to the same quarter in 2018.

For the six months ended June 30, 2019, purchased transportation increased $6.1 million, or 2.8%, compared to the same period in 2018. The increase in purchased transportation was primarily due to a 36.3% increase in average independent contractors and a $4.2 million increase in fuel surcharge reimbursement to independent contractors, partially offset by a $27.2 million decrease in Brokerage revenue as compared to the same period in 2018.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$112,579	$118,681	$226,584	$220,457
Less: fuel surcharge revenue reimbursed to independent contractors	12,233	10,514	22,713	18,470
Purchased transportation, net of fuel surcharge reimbursement	$100,346	$108,167	$203,871	$201,987

% of total operating revenue	24.2%	24.1%	24.6%	23.1%
% of revenue, before fuel surcharge	27.0%	26.9%	27.3%	25.7%

For the quarter ended June 30, 2019, purchased transportation, net of fuel surcharge reimbursement, decreased $7.8 million, or 7.2%, compared to the same quarter in 2018. This decrease was primarily due to an $18.9 million decrease in Brokerage revenue partially offset by a 29.3% increase in average independent contractors compared to the same quarter in 2018.

For the six months ended June 30, 2019, purchased transportation, net of fuel surcharge reimbursement, increased $1.9 million, or 0.9%, compared to the same period in 2018. This increase was primarily due to the 36.3% increase in average independent contractors, partially offset by the $27.2 million decrease in Brokerage revenue compared to the period in 2018. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third‑party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry‑wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third‑party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

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

The following is a summary of our operating expenses and supplies for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$29,968	$29,073	$57,913	$58,864
% of total operating revenue	7.2%	6.5%	7.0%	6.7%
% of revenue, before fuel surcharge	8.1%	7.2%	7.8%	7.5%

For the quarter ended June 30, 2019, operating expenses and supplies increased $0.9 million, or 3.1%, compared to the same quarter in 2018. The increase was primarily due to increased driver recruiting and hiring costs partially offset by $1.7 million decreased operating expenses and supplies related to the divesture of our Mexico business.

For the six months ended June 30, 2019, operating expenses and supplies decreased $1.0 million, or 1.6%, compared to the same period in 2018. The decrease was primarily due to decreased tractor maintenance expense as a result of increased independent contractors and $3.0 million decreased operating expenses and supplies related to the divesture of our Mexico business partially offset by increased driver hiring and recruiting costs. Independent contractors are responsible for the maintenance of their tractor and now account for 26.5% of the total average tractors compared to 19.5% in the prior year period.

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

The following is a summary of our insurance premiums and claims expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$19,266	$19,165	$43,619	$39,335
% of total operating revenue	4.7%	4.3%	5.3%	4.5%
% of revenue, before fuel surcharge	5.2%	4.8%	5.8%	5.0%

For the quarter ended June 30, 2019, insurance premiums and claims remained essentially constant compared to the same quarter in 2018.

For the six months ended June 30, 2019, insurance premiums and claims increased $4.3 million, or 10.9%, compared to the same period in 2018. Insurance premiums and claims increased primarily due to increased physical damage and liability claims primarily as a result of adverse weather in the first quarter of 2019 as compared to the same period in 2018. We do not expect our insurance and claims experience in the first six months of 2019 to be ongoing. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we had installed event recorders in substantially all of our tractors in our fleet as of the second quarter of 2018. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time. We expect to begin seeing measurable results from the event recorder installation in the second half of 2019.

General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$17,115	$15,940	$34,594	$33,149
% of total operating revenue	4.1%	3.5%	4.2%	3.8%
% of revenue, before fuel surcharge	4.6%	4.0%	4.6%	4.2%

For the quarter ended June 30, 2019, general and other operating expenses increased $1.2 million, or 7.4%, compared to the same quarter in 2018. General and other expenses increased primarily due to higher driver hiring costs combined with increased professional and administrative costs partially offset by $1.3 million in lower expenses related to the divesture of our Mexico business.

 For the six months ended June 30, 2019, general and other operating expenses increased $1.4 million, or 4.4%, compared to the same period in 2018. General and other expenses increased primarily due to higher driver hiring costs combined with increased professional and administrative costs partially offset by $2.3 million in lower expenses related to the divesture of our Mexico business.

Interest

Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional. In January 2019, we sold our interest in Xpress Internacional and were relieved of this obligation.

The following is a summary of our interest expense for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Interest expense, excluding non-cash items	$5,142	$11,563	$10,586	$23,398
Original issue discount and deferred financing amortization	154	516	313	1,387
Purchase commitment interest	—	219	—	171
Interest expense, net	$5,296	$12,298	$10,899	$24,956

For the quarter ended June 30, 2019, interest expense decreased $7.0 million, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to the same quarter in 2018.

For the six months ended June 30, 2019, interest expense decreased $14.1 million, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to the same period in 2018. Based on the repayment of our prior credit arrangements in connection with the IPO, along with the entry into our existing Credit Facility, we expect our interest expense will approximate $22.0 million in 2019.

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

At June 30, 2019, we had approximately $31.7 million of outstanding letters of credit, $0.8 million in outstanding borrowings and $117.5 million of availability under our $150.0 million revolving credit facility.

Sources of Liquidity

Credit Facility

In June 2018, we entered into a new credit facility (the “Credit Facility”) that contains a $150.0 million revolving component (the “Revolving Facility”) and a $200.0 million term loan component (the “Term Facility”). The Credit Facility contains an accordion feature that, so long as no event of default exists, allows us to request an increase in the borrowing amounts under the Revolving Facility or the Term Facility by a combined maximum amount of $75.0 million. Borrowings under the Credit Facility are classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrue interest at a base rate equal to the agent’s prime rate plus an applicable margin that was set at 1.25% through September 30, 2018 and adjusted quarterly thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that was set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The Credit Facility requires payment of a commitment fee on the unused portion of the Revolving Facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the Revolving Facility includes, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The Term Facility has scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the Term Facility plus any additional amount borrowed pursuant to the accordion feature of the Term Facility. The Credit Facility will mature on June 18, 2023.

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

At June 30, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $0.8 borrowings outstanding and $117.5 million available to borrow and the Term Facility had $190.0 million outstanding.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At June 30, 2019, the Company was in compliance with all financial covenants prescribed by the Credit Facility.

Cash Flows

Our summary statements of cash flows for the three and six months ended June 30, 2019 and 2018 are set forth in the table below:

	Six Months Ended
	June 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$57,573	$19,099
Net cash used in investing actitivies	$(90,355)	$(48,009)
Net cash provided by financing activities	$14,666	$26,186

Operating Activities

For the six months ended June 30, 2019, we generated cash flows from operating activities of $57.6 million, an increase of $38.5 million compared to the same period in 2018. The increase was due primarily to a $32.0 million decrease in our operating assets and liabilities and a $7.5 million interest paid in kind decrease offset by a decrease of $1.0 million in net income adjusted for noncash items. Our operating assets and liabilities decreased $32.0 million during the six months ended June 30, 2019 as compared to the same period in 2018, due in part to increased accounts receivable collections, and decreased payments for accounts payable and other accrued liabilities partially offset by an increase in accrued wages and benefit payments related to timing of payments.

Investing Activities

For the six months ended June 30, 2019, net cash flows used in investing activities were $90.4 million, an increase of $42.3 million compared to the same period in 2018. This increase is primarily the result of increased equipment purchases as compared to the same period in 2018, combined with the cash disposed in conjunction with the sale of our Mexico subsidiary. We expect our net capital expenditures for calendar year 2019 will approximate $110.0 million to $130.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on our line of credit and secured debt financing.

Financing Activities

For the six months ended June 30, 2019, net cash flows provided by financing activities were $14.7 million, a decrease of $11.5 million compared to the same period in 2018. The decrease is primarily due to the purchase of the remaining 10% of Total Transportation for $8.7 million as compared to the same period in 2018. During June of 2018, we completed our IPO and received approximately $247.1 million in cash net of expenses. The proceeds from the IPO were primarily used to pay down existing debt resulting in a net decrease of $236.2 million

Working Capital

As of June 30, 2019, we had a working capital deficit of $39.0 million, representing a $54.7 million decrease in our working capital from June 30, 2018. Our current liabilities increased by $58.2 million as a result of the adoption of the new lease standard. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and the current portion of our operating lease liability as of June 30, 2019, we had a working capital surplus of $58.1 million, compared with a working capital surplus of $66.6 million at June 30, 2018. Excluding only the balloon payments included in current maturities of debt, we had a working capital deficit of $0.1 million at June 30, 2019.

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

Operating Lease Arrangements

We leased approximately 1,767 tractors and 7,323 trailers under operating leases at June 30, 2019. Operating leases have been an important source of financing for our revenue equipment. Lease payments in respect of such equipment are reflected in our unaudited condensed consolidated statements of comprehensive income in the line item “Vehicle rents.” Our revenue equipment rental expense including short term rentals was $18.6 million in the second quarter of 2019, compared with $19.4 million in the second quarter of 2018. The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $62.6 million as of June 30, 2019. The residual value of a portion of the related leased tractor equipment is covered by repurchase or trade agreements between us and equipment manufacturers. We expect the fair market value of the equipment at the end of the lease term will be approximately equal to the residual value.

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

Contractual Obligations

During the six months ended June 30, 2019, there were no material changes in our commitments or contractual obligations.

Critical Accounting Policies

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. We adopted ASC 842, Leases, on January 1, 2019.  See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements included under Part 1, Item 1 of this report.  There have been no other significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10‑K for the year ended December 31, 2018.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of June 30, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. Due to the material weaknesses described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2018

As described in our Annual Report on Form 10‑K for the year ended December 31, 2018, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, some of which continue to exist as of June 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective internal control over financial reporting related to the control activities component of Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. The control activities material weakness contributed to the following additional material weaknesses: (i) ineffective design of information technology general computer controls with respect to program development, change management, computer operations, and user access; (ii) ineffective design of controls over income tax accounting; and (iii) insufficient evidential matter to support design of our controls. These deficiencies did not result in a material misstatement to our annual or interim consolidated financial statements. However, there is a risk that these deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

We are currently in the process of remediating the above material weaknesses and have taken numerous steps to enhance our internal control environment and address the underlying causes of the material weaknesses. These efforts include designing and implementing the appropriate information technology general controls and controls over income tax accounting. In addition, we are enhancing our process to retain evidential matter that supports the design and implementation of our controls. We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. While we intend to complete our remediation process as quickly as possible, we cannot estimate a time when the remediation will be complete. Other than the implementation of these additional controls there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10‑K for the year ended December 31, 2018, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2019, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10‑Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under the Credit Facility.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6.

Exhibit Number	Description
3.1

Second Amended and Restated Articles of Incorporation of U.S. Xpress Enterprises, Inc., dated and effective as of June 8, 2018 (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S‑1/A (File No. 333‑224711) filed on June 11, 2018).

3.2

Second Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc., dated and effective as of May 24, 2019 (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on filed on May 31, 2019).

10.1

Amendment to Stockholders’ Agreement, dated May 24, 2019, by and among the Company, Lisa M. Pate, Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate, Quinn Family Partners, L.P., Patrick Quinn Non-GST Marital Trust, Patrick Quinn GST Marital Trust, Patrick Quinn GST Tennessee Gap Trust, Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Renee A. Daly, Renee A. Daly, Max L. Fuller, Fuller Family Enterprises, LLC, William E. Fuller, Max Fuller 2008 Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Max L. Fuller 2008 Irrevocable Trust FBO Stephen C. Fuller, and Max L. Fuller 2008 Irrevocable Trust FBO Christopher M. Fuller (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8K filed on May 31, 2019).

31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Chief Financial Officer
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#     Filed herewith.

##   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: August 6, 2019	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer