Form 10-Q
period 2019-09-30
US XPRESS ENTERPRISES INC
filed 2019-11-05
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date October 31, 2019.

Class A Common Stock, $0.01 par value: 33,278,230

Class B Common Stock, $0.01 par value: 15,687,101

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30,	December 31,
(in thousands, except share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$4,442	$9,892
Customer receivables, net of allowance of $75 and $59 at September 30, 2019 and December 31, 2018, respectively	193,047	190,254
Other receivables	18,345	20,430
Prepaid insurance and licenses	23,221	11,035
Operating supplies	7,706	7,324
Assets held for sale	10,399	33,225
Other current assets	19,057	13,374
Total current assets	276,217	285,534
Property and equipment, at cost	939,889	898,530
Less accumulated depreciation and amortization	(403,891)	(379,813)
Net property and equipment	535,998	518,717
Other assets
Operating lease right of use assets	250,062	—
Goodwill	57,708	57,708
Intangible assets, net	27,642	28,913
Other	31,067	19,615
Total other assets	366,479	106,236
Total assets	$1,178,694	$910,487
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$87,161	$63,808
Book overdraft	3,833	—
Accrued wages and benefits	24,085	24,960
Claims and insurance accruals, current	51,125	47,442
Other accrued liabilities	9,433	8,120
Liabilities associated with assets held for sale	—	6,856
Current portion of operating lease liabilities	70,246	—
Current maturities of long-term debt and finance leases	82,669	113,094
Total current liabilities	328,552	264,280
Long-term debt, net of current maturities	351,492	312,819
Less unamortized discount and debt issuance costs	(1,301)	(1,347)
Net long-term debt	350,191	311,472
Deferred income taxes	20,996	19,978
Long-term liabilities associated with assets held for sale	—	8,353
Other long-term liabilities	6,599	7,713
Claims and insurance accruals, long-term	53,370	60,304
Noncurrent operating lease liabilities	179,600	—
Commitments and contingencies (Notes 7 and 8)	—	—
Stockholders' Equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively, 33,278,230 and 32,859,292 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	333	329
Common stock Class B, $.01 par value, 35,000,000 authorized at September 30, 2019 and December 31, 2018, respectively, 15,687,101 and 15,486,560 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	157	155
Additional paid-in capital	249,665	251,742
Accumulated deficit	(11,388)	(17,335)
Stockholders' equity	238,767	234,891
Noncontrolling interest	619	3,496
Total stockholders' equity	239,386	238,387
Total liabilities, redeemable restricted units and stockholders' equity	$1,178,694	$910,487

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Operating revenue
Revenue, before fuel surcharge	$386,666	$413,887	$1,133,162	$1,199,553
Fuel surcharge	41,837	46,340	124,566	136,140
Total operating revenue	428,503	460,227	1,257,728	1,335,693
Operating expenses
Salaries, wages, and benefits	134,887	128,117	389,971	400,742
Fuel and fuel taxes	47,460	57,423	141,738	173,516
Vehicle rents	19,470	19,497	57,025	58,912
Depreciation and amortization, net of (gain) loss on sale of property	26,684	24,541	74,498	73,396
Purchased transportation	122,433	129,732	349,017	350,189
Operating expenses and supplies	29,525	30,538	87,438	89,402
Insurance premiums and claims	19,570	25,128	63,189	64,463
Operating taxes and licenses	3,533	3,522	10,112	10,432
Communications and utilities	2,209	2,258	6,659	7,149
General and other operating expenses	19,450	16,579	54,044	49,728
Gain on sale of subsidiary	—	—	(670)	—
Total operating expenses	425,221	437,335	1,233,021	1,277,929
Operating income	3,282	22,892	24,707	57,764
Other expense (income)
Interest expense, net	5,467	4,815	16,366	29,771
Early extinguishment of debt	—	—	—	7,753
Equity in loss of affiliated companies	91	73	270	250
Other, net	—	(133)	26	34
	5,558	4,755	16,662	37,808
Income (loss) before income tax provision	(2,276)	18,137	8,045	19,956
Income tax provision (benefit)	(813)	1,679	1,503	1,081
Net total and comprehensive income (loss)	(1,463)	16,458	6,542	18,875
Net total and comprehensive income (loss) attributable to noncontrolling interest	(17)	329	595	972
Net total and comprehensive income (loss) attributable to controlling interest	$(1,446)	$16,129	$5,947	$17,903
Earnings (loss) per share
Basic earnings (loss) per share	$(0.03)	$0.33	$0.12	$0.77
Basic weighted average shares outstanding	48,984	48,296	48,709	23,118
Diluted earnings (loss) per share	$(0.03)	$0.33	$0.12	$0.76
Diluted weighted average shares outstanding	48,984	49,597	49,289	23,638

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Operating activities
Net income	$6,542	$18,875
Adjustments to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	7,753
Deferred income tax provision	1,018	3,458
Depreciation and amortization	68,813	68,687
Losses on sale of equipment	5,685	4,709
Share based compensation	2,810	1,356
Other	783	(2,091)
Interest paid-in-kind	—	(7,516)
Gain on sale of subsidiary	(670)	—
Changes in operating assets and liabilities:
Receivables	(5,650)	(30,102)
Prepaid insurance and licenses	(12,189)	(9,754)
Operating supplies	(443)	(96)
Other assets	(4,800)	(4,190)
Accounts payable and other accrued liabilities	22,076	(11,531)
Accrued wages and benefits	(729)	5,304
Net cash provided by operating activities	83,246	44,862
Investing activities
Payments for purchases of property and equipment	(127,899)	(125,556)
Proceeds from sales of property and equipment	33,301	36,915
Other	(2,000)	(500)
Sale of subsidiary, net of cash	(6,432)	—
Net cash used in investing activities	(103,030)	(89,141)
Financing activities
Borrowings under lines of credit	56,200	219,332
Payments under lines of credit	(53,300)	(248,665)
Borrowings under long-term debt	78,803	289,943
Payments of long-term debt	(73,472)	(464,375)
Payments of financing costs and original issue discount	(170)	(4,162)
Proceeds from IPO, net of issuance costs	—	246,685
Payments of long-term consideration for business acquisition	(990)	(1,010)
Purchase of noncontrolling interest	(8,659)	—
Tax withholding related to net share settlement of restricted stock awards	(44)	—
Proceeds from issuance of common stock under ESPP	349	—
Repurchase of membership units	—	(217)
Book overdraft	3,833	3,626
Net cash provided by financing activities	2,550	41,157
Cash included in assets held for sale	11,784	—
Net change in cash and cash equivalents	(5,450)	(3,122)
Cash and cash equivalents
Beginning of year	9,892	9,232
End of period	$4,442	$6,110
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$16,102	$42,306
Cash paid during the year for income taxes	311	1,368
Supplemental disclosure of significant noncash investing and financing activities
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	$7,109	$—
Property and equipment amounts accrued in accounts payable	1,622	—
Capital lease extinguishments	40	1,096
Uncollected proceeds from asset sales	1,607	231

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

Three and Nine Months Ended September 30, 2019 and 2018

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	—	—	856	—	—	856
Vesting of restricted units	—	1	(39)	—	—	(38)
Net income	—	—	—	4,721	298	5,019
Balances at March 31, 2019	329	156	252,559	(12,614)	3,794	244,224
Share based compensation	—	—	1,024	—	—	1,024
Vesting of restricted units	3	1	(10)	—	—	(6)
Purchase of noncontrolling interest	—	—	(5,187)	—	(3,472)	(8,659)
Net income	—	—	—	2,672	314	2,986
Balances at June 30, 2019	332	157	248,386	(9,942)	636	239,569
Share based compensation	—	—	930	—	—	930
Issuance of common stock under ESPP	1	—	349	—	—	350
Net loss	—	—	—	(1,446)	(17)	(1,463)
Balances at September 30, 2019	$333	$157	$249,665	$(11,388)	$619	$239,386

			Additional		Non	Total	Redeemable
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'	Restricted
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity (Deficit)	Units
Balances at December 31, 2017	$64	$—	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	—	—	—	—	—	—	208
Adoption of ASC 606	—	—	—	1,459	—	1,459	—
Dividend of repurchased membership units	—	—	—	—	—	—	(51)
Net income	—	—	—	1,159	223	1,382	—
Balances at March 31, 2018	64	—	1	(40,841)	2,512	(38,264)	3,438
Share based compensation	—	—	238	—	—	238	183
Cancel 6,384,877 US Xpress Enterprises shares	(64)	—	—	64	—	—	—
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	—	(11)	(149)	—	—	—
Issuance of 15,486,560 shares of Class B Stock in Reorganization	—	155	(6)	(149)	—	—	—
Transfer from temporary equity to permanent equity	—	—	3,455	—	—	3,455	(3,455)
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	167	—	246,931	—	—	247,098	—
Vesting of restricted stock	1	—	(1)	—	—	—	—
Dividend of repurchased membership units	—	—	—	—	—	—	(166)
Net income	—	—	—	615	420	1,035	—
Balances at June 30, 2018	328	155	250,607	(40,460)	2,932	213,562	—
Share based compensation	—	—	727	—	—	727	—
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	—	—	(414)	—	—	(414)	—
Net income	—	—	—	16,129	329	16,458	—
Balances at September 30, 2018	$328	$155	$250,920	$(24,331)	$3,261	$230,333	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2018 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018.

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

Recently Issued Accounting Standards

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017‑04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update are effective for fiscal years beginning after December 15, 2019. The Company has evaluated the provisions of the pronouncement and does not expect the adoption of ASU 2017‑04 will have a material impact on the consolidated financial statements.

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

5.        Income Taxes

The Company’s provision for income taxes for the nine months ended September 30, 2019 and 2018 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income (loss) before Income Taxes	$(2,276)	$18,137	$8,045	$19,956
Income tax provision (benefit)	(813)	1,679	1,503	1,081
Effective tax rate	35.7%	9.3%	18.7%	5.4%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2019 and 2018 and the US statutory rate of 21% primarily relates to nondeductible expenses, nontaxable insurance benefits, federal income tax credits, state income taxes (net of federal benefit), Global Intangible Low-Taxed Income earned by certain foreign subsidiaries, the effect of taxes on foreign earnings and certain discrete items.

6.        Long-Term Debt

Long-term debt at September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Line of credit, maturing June 2023	$2,900	$—
Term loan agreement, interest rate of 4.3% and 4.8% at September 30, 2019 and December 31, 2018, respectively, maturing June 2023	187,500	195,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.7% and 5.0% at September 30, 2019 and December 31, 2018, due in monthly installments with final maturities at various dates through February 2026, secured by related revenue equipment with a net book value of $225.0 million and $197.1 million at September 30, 2019 and December 31, 2018	210,666	184,867
Mortgage note payables, interest rates ranging from 6.26% to 6.99% at September 30, 2019 and December 31, 2018 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $20.5 million and $24.1 million at September 30, 2019 and December 31, 2018	18,041	18,861
Other	408	6,872
	419,515	405,600
Less: Debt issuance costs	(1,301)	(1,347)
Less: Current maturities of long-term debt	(75,269)	(106,383)
	$342,945	$297,870

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

On September 30, 2019, we entered into the First Amendment to the Credit Facility, which among other things, amended certain financial covenants to gain additional flexibility to operate our business in the normal course and continue to invest in the future.

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

At September 30, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $2.9 million borrowings outstanding and $115.4 million available to borrow and the Term Facility had $187.5 million outstanding.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At September 30, 2019, the Company was in compliance with all financial covenants prescribed by the Credit Facility.

7.        Leases

We have operating and finance leases with terms of 1 year to 10 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	September 30, 2019
Assets
Operating	Operating lease right-of-use assets	$250,062
Finance	Property and equipment, net	17,981
Total leased assets		$268,043

Liabilities
Current
Operating	Current portion of operating lease liabilities	$70,246
Finance	Current maturities of long-term debt and finance leases	7,400
Noncurrent
Operating	Noncurrent operating lease liabilities	179,600
Finance	Long-term debt and finance leases, net of current maturities	7,246
Total lease liabilities		$264,492

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months	Nine Months
		Ended	Ended
Lease Cost	Classification	September 30, 2019	September 30, 2019
Operating lease cost	Vehicle rents and General and other operating	$19,917	$59,156
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	760	2,365
Interest on lease liabilities	Interest expense	252	848
Short-term lease cost	General and other operating	1,250	2,353
Total lease cost		$22,179	$64,722

Nine Months
Ended September
Cash Flow Information	30, 2019
Cash paid for operating leases included in operating activities	$59,156
Cash paid for finance leases included in operating activities	$848
Cash paid for finance leases included in financing activities	$5,624

Operating lease right-of-use assets obtained in exchange for lease obligations	$116,222
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$2,018

	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.0	5.3%
Finance leases	3.3	4.6%

As of September 30, 2019, future maturities of lease liabilities were as follows (in thousands):

	September 30, 2019
	Finance	Operating
2019	$1,333	$21,375
2020	7,522	77,376
2021	4,081	66,349
2022	1,423	51,564
2023	1,423	35,572
Thereafter	296	23,728
	16,078	275,964
Less: Amount representing interest	(1,432)	(26,118)
Total	$14,646	$249,846

As of December 31, 2018, minimum lease payments under capital and operating leases were as follows (in thousands):

	December 31, 2018
	Capital	Operating
2019	$7,797	$60,303
2020	7,564	42,632
2021	4,086	35,302
2022	1,427	20,751
2023	1,427	15,884
Thereafter	297	14,080
	22,598	$188,952
Less: Amount representing interest	(2,285)
	20,313
Less: Current portion	(6,711)
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

On March 8, 2019, a substantially similar putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the action commenced on November 21, 2018.  On May 9, 2019, this case was voluntarily dismissed by the plaintiff.

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

On April 2, 2019, a substantially similar putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against us and the same five of our officers and directors as in the action commenced on November 21, 2018.  Unlike the previously filed complaints, this complaint did not name as defendants any of the seven underwriters who participated in our IPO; however, an amended complaint was filed on October 8, 2019 (“Amended Federal Complaint”) which added all underwriters who participated in the IPO as defendants.

The three remaining Tennessee State Court Cases have been consolidated, and discovery is currently stayed pending a decision on a motion to dismiss filed by us and the other defendants. On July 18, 2019, the court presiding over the remaining of the Federal Court Cases issued an order appointing lead plaintiff and lead counsel.  Pursuant to a stipulation entered in that matter, the appointed lead plaintiff filed the Amended Federal Complaint on October 8, 2019.  The Amended Federal Complaint is made on behalf of a putative class that consists of all persons who purchased or otherwise acquired the Class A common stock of USX between June 14, 2018 and November 1, 2018 and who were allegedly damaged thereby.  In addition, the Amended Federal Complaint alleges additional violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, its Chief Executive Office and its Chief Financial Officer.

The complaints in all the actions listed above allege that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO, and that, as a result of such alleged statements, the plaintiffs and the members of the putative classes suffered damages. The Amended Federal Complaint additionally alleges that the Company, its Chief Executive Officer and its Chief Financial Officer made false and/or misleading statements and/or material omissions in press releases, earnings calls, investor conferences, television interviews, and filings made with the SEC subsequent to the IPO. We believe the allegations made in the complaints are without merit and intend to defend ourselves vigorously in these matters.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against us and our subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices with regard to the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that we violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements we entered into with the putative class members. The complaint further alleges that we failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that we violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that we were unjustly enriched as a result of the foregoing allegations. The defendants have filed a Motion to Compel Arbitration. The matter is not yet in discovery, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

Other

The Company had letters of credit of $31.7 million outstanding as of September 30, 2019. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at September 30, 2019 to acquire revenue equipment for approximately $84.5 million during the remainder of 2019 and $13.1 million in 2020. These purchase commitments are expected to be financed by long-term debt, operating leases, proceeds from sales of existing equipment, and cash flows from operations.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the nine months ended September 30, 2019:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2018	270,742	$14.20
Granted	788,926	7.86
Vested	(91,269)	13.26
Forfeited	(127,516)	9.00
Unvested at September 30, 2019	840,883	$9.18

Service based restricted stock grants vest over periods of one to five years and account for 665,883 of the unvested shares. Performance based awards account for 175,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $0.6 million and $1.8 million during the three and nine months ended September 30, 2019, respectively and $0.4 million for the three and nine months ended September 30, 2018. At September 30, 2019, the Company had $4.9 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.9 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2018 to September 30, 2019:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2018	177,260	$6.09
Granted	244,785	4.41
Vested	(44,312)	6.09
Forfeited/Canceled	(24,631)	6.09
Unvested at September 30, 2019	353,102	$4.93

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively and $0.1 million for the three and nine months ended September 30, 2018. The fair value of the stock options granted during 2019 was estimated using the Black-Scholes method as of the grant date using the following assumptions:

Strike price	$9.40
Risk-free interest rate	2.50%
Expected dividend yield	0%
Expected volatility	45.65%
Expected term (in years)	6.25

At September 30, 2019, the Company had $1.3 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 2.9 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for the nine months ended September 30, 2019:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2018	1,401,674	$2.00
Vested	(453,334)	1.70
Forfeited	(103,893)	2.15
Unvested at September 30, 2019	844,447	$2.14

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively, and $0.2 million and $0.8 million during the three and nine months ended September 30, 2018, respectively. At September 30, 2019, the Company had approximately $1.5 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 4.2 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance of under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The first offering period commenced on January 1, 2019 and we recognized compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, associated with the plan.

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

The following table summarizes liabilities measured at fair value at September 30, 2019 and December 31, 2018 (in thousands):

2019
	Fair Value	Input Level
Liabilities
Forward Contract	$—	—

	2018
	Fair Value	Input Level
Liabilities
Forward Contract	$1,793	3

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Balance at beginning of year	$1,793	$1,985
Divesture of Xpress Internacional	(1,793)	—
Forward Contract Adjustment	—	8
Balance at end of period	$—	$1,993

At December 31, 2018, the physically settled forward contract was reclassified to long term liabilities associated with assets held for sale and in January 2019 relieved in conjunction with the disposal of Xpress Internacional.

11.      Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings per share. The Company excluded 1,639,577 and 643,988 equity awards for the three and nine months ended September 30, 2019, respectively and 398,260 for the three and nine months ended September 30, 2018 as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and nine months ended September 30, 2019 and 2018, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss)	$(1,463)	$16,458	$6,542	$18,875
Net income (loss) attributable to noncontrolling interest	(17)	329	595	972
Net income (loss) attributable to common stockholders	$(1,446)	$16,129	$5,947	$17,903

Basic weighted average of outstanding shares of common stock	48,984	48,296	48,709	23,118
Dilutive effect of equity awards	—	1,301	580	520
Diluted weighted average of outstanding shares of common stock	48,984	49,597	49,289	23,638

Basic earnings (loss) per share	$(0.03)	$0.33	$0.12	$0.77
Diluted earnings (loss) per share	$(0.03)	$0.33	$0.12	$0.76

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Truckload	$382,467	$395,167	$1,125,991	$1,157,731
Brokerage	46,036	65,060	131,737	177,962
Total Operating Revenue	$428,503	$460,227	$1,257,728	$1,335,693

Operating Income (Loss)
Truckload	$3,345	$19,857	$20,689	$50,950
Brokerage	(63)	3,035	4,018	6,814
Total Operating Income	$3,282	$22,892	$24,707	$57,764

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducted business during the three and nine months ended September 30, 2019 and 2018 is summarized below (in thousands). Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. In January 2019, we disposed of our Mexican business.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
United States	$428,503	$446,822	$1,255,356	$1,295,900
Foreign countries
Mexico	—	13,405	2,372	39,793
Total	$428,503	$460,227	$1,257,728	$1,335,693

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; including competition from digital freight brokers; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10‑Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt and lease arrangements as means of financing revenue equipment), future interest expense, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, future customer relationships, future use of dedicated contracts, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation and recognition of incentive plan awards, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, future incentive plan awards, excepted progress of internal control remediation efforts, among others, are forward-looking statements. Forward-looking statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” ”should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” ”focus,” “continue,” “will,” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10‑K for the year ended December 31, 2018. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10‑K for the year ended December 31, 2018, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.8 billion in total operating revenue in 2018. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of September 30, 2019, our fleet consisted of approximately 7,100 tractors and approximately 15,000 trailers, including approximately 2,100 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last four years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, were reflected in our 2018 and the first quarter of 2019 financial results where we delivered the highest earnings of any first quarter in the history of the Company. During the second and third quarter of 2019, the freight market we experienced was challenging driven by excess capacity as a result of more favorable market conditions in 2018. This supply-demand imbalance severely pressured spot pricing through the second and third quarters which adversely impacted parts of our business. We believe the pricing environment was further impacted by unprecedented and unsustainable rate competition from digital freight brokers. We expect the fourth quarter of 2019 to exhibit a continuation of negative market conditions experienced through October. Looking forward over the longer term, we expect conditions to firm, as capacity slowly exits the market, including in response to the implementation of the Drug and Alcohol Clearinghouse in the first quarter of 2020, other regulatory constraints, and increasing insurance premiums that could cause smaller carriers to exit the market.  We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us very well to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders. For the balance of 2019 we are focused on three main priorities.  The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity between our Dedicated and Over-the-Road (“OTR”) service offerings. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order.

Total revenue for the third quarter of 2019 decreased by $31.7 million to $428.5 million as compared to the third quarter of 2018. The decrease was primarily a result of a 29.2% decrease in Brokerage revenue to $46.0 million, and a $4.5 million decrease in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, third quarter revenue decreased $27.2 million to $386.7 million, a decrease of 6.6% as compared to the prior year quarter. Our Mexico operations accounted for $0 of our total operating revenue for the three months ended September 30, 2019, compared to $13.4 million in the third quarter of 2018.

Operating income for the third quarter of 2019 was $3.3 million compared to the $22.9 million achieved in the third quarter of 2018. We delivered a 99.2% operating ratio for the third quarter which is an increase relative to the 95.0% operating ratio reported in the third quarter of 2018. Our profitability declined largely as a result of the challenging market conditions described above. Our OTR fleet saw revenue per tractor per week decline 12.1% from $3,957 in the third quarter of 2018 to $3,479 in the current year quarter. This degradation was partially offset by progress in our Dedicated fleet which saw revenue per tractor per week increase 5.8% to $4,011 in the current year quarter from the third quarter of 2018. In addition, driver pay increased approximately $0.06 cents per mile compared to the prior year quarter as a result of inflation and lower utilization.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. In an effort to improve driver satisfaction we created a new driver development program. This program provides continuous learning opportunities for our drivers with the goal of providing the knowledge, skills and abilities necessary for a successful career. While still early in its implementation, we are seeing positive results from those drivers who have completed this training versus those who have not. We are optimistic that, over time, this training will improve our drivers’ satisfaction and retention while also reducing their accident rate and the Company’s insurance and claims expense. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

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

Approximately 27.9% of our total tractor fleet was operated by independent contractors at September 30, 2019. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated by type for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$386,666	$413,887	$1,133,162	$1,199,553
Fuel surcharge	41,837	46,340	124,566	136,140
Total operating revenue	$428,503	$460,227	$1,257,728	$1,335,693

For the quarter ended September 30, 2019, our total operating revenue decreased by $31.7 million, or 6.9%, compared to the same quarter in 2018, and our revenue, before fuel surcharge decreased by $27.2 million, or 6.6%. Our Mexico operations accounted for $0 of our total operating revenue for the three months ended September 30, 2019, compared to $13.4 million in the same quarter in 2018. The primary factors driving the decreases in total operating revenue and revenue, before fuel surcharge, excluding our Mexico operations, were decreased volumes and pricing in our Brokerage segment, decreased fuel surcharge revenues and decreased miles per tractor and decreased pricing in our Truckload segment partially offset by increased available tractors.

For the nine months ended September 30, 2019, our total operating revenue decreased by $78.0 million, or 5.8%, compared to the same period in 2018, and our revenue, before fuel surcharge decreased by $66.4 million, or 5.5%. Our Mexico operations accounted for $2.4 million of our total operating revenue for the nine months ended September 30, 2019, compared to $39.8 million in the same period in 2018. The primary factors driving the decreases in total operating revenue and revenue, before fuel surcharge, excluding our Mexico operations, were decreased volumes and pricing in our Brokerage segment, decreased fuel surcharge revenues and decreased miles per tractor in our Truckload segment offset slightly by improved pricing in our Truckload segment combined with increased miscellaneous revenues.  We expect flat to a slight decrease in contract rates sequentially during the remainder of 2019.

A summary of our revenue generated by segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$340,630	$348,827	$1,001,425	$1,021,591
Fuel surcharge	41,837	46,340	124,566	136,140
Total Truckload operating revenue	382,467	395,167	1,125,991	1,157,731
Brokerage operating revenue	46,036	65,060	131,737	177,962
Total operating revenue	$428,503	$460,227	$1,257,728	$1,335,693

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the three and nine months ended September 30, 2019 and 2018. Average tractors, average company‑owned tractors and average independent contractor tractors exclude tractors in Mexico.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Over the road
Average revenue per tractor per week	$3,479	$3,957	$3,572	$3,917
Average revenue per mile	$1.910	$2.072	$1.949	$2.022
Average revenue miles per tractor per week	1,821	1,910	1,832	1,937
Average tractors	3,785	3,511	3,671	3,574
Dedicated
Average revenue per tractor per week	$4,011	$3,791	$3,998	$3,663
Average revenue per mile	$2.408	$2.281	$2.367	$2.234
Average revenue miles per tractor per week	1,666	1,662	1,689	1,640
Average tractors	2,748	2,690	2,693	2,678
Consolidated
Average revenue per tractor per week	$3,703	$3,885	$3,752	$3,808
Average revenue per mile	$2.109	$2.156	$2.118	$2.104
Average revenue miles per tractor per week	1,756	1,802	1,772	1,810
Average tractors	6,533	6,201	6,364	6,252

For the quarter ended September 30, 2019, our Truckload revenue, before fuel surcharge decreased by $8.2 million, or 2.3%, compared to the same quarter in 2018. Our Mexico operations accounted for $0 of our Truckload revenue for the three months ended September 30, 2019, compared to $13.4 million in the same quarter in 2018. The primary factors driving the changes in Truckload revenue, excluding Mexico operations, were a 5.4% increase of average available tractors combined with an increase of $1.9 million in miscellaneous revenue. During the quarter ended September 30, 2019, our OTR rates decreased 7.8% due primarily to spot market rates declining more than 35% offset by an increase in our contract rates of 2.6% compared to the same quarter in 2018. Our Dedicated rates increased 5.6% during the quarter ended September 30, 2019 as compared to the same period in 2018. Fuel surcharge revenue decreased by $4.5 million, or 9.7%, to $41.8 million, compared with $46.3 million in the same quarter in 2018. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.214 per gallon lower for the quarter ended September 30, 2019 compared to the same quarter in 2018. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices partially offset by a 3.3% increase in revenue miles compared to the same quarter in 2018.

For the nine months ended September 30, 2019, our Truckload revenue, before fuel surcharge decreased by $20.2 million, or 2.0%, compared to the same period in 2018. Our Mexico operations accounted for $2.4 million of our Truckload revenue for the nine months ended September 30, 2019, compared to $39.8 million in the same period in 2018. The primary factors driving the changes in Truckload revenue, excluding Mexico operations, were an increase of $14.4 million in miscellaneous revenue, a 0.7% increase in revenue per loaded mile due to increased contract rates, a 1.8% increase in average available tractors partially offset by 2.1% decrease in average revenue miles per tractor.  Fuel surcharge revenue decreased by $11.6 million, or 8.5%, to $124.6 million, compared with $136.1 million in the same period in 2018. The DOE national weekly average fuel price per gallon averaged approximately $0.093 per gallon lower for the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices combined with a slight decrease in revenue miles compared to the same period in 2018.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gross margin percentage	12.0%	13.6%	15.2%	13.3%

For the quarter ended September 30, 2019, our Brokerage revenue decreased by $19.0 million, or 29.2%, compared to the same quarter in 2018. The primary factors driving the decrease in Brokerage revenue were a 14.6% decrease in load count combined with a 17.2% decrease in average revenue per load. We experienced a decrease in our gross margin to 12.0% in the third quarter of 2019 compared to 13.6% due to a $260 decrease in revenue per load partially offset by a $205 decrease in cost per load compared to the same quarter in 2018.

For the nine months ended September 30, 2019, our Brokerage revenue decreased by $46.2 million, or 26.0%, compared to the same period in 2018. The primary factors driving the decrease in Brokerage revenue were a 19.4% decrease in load count combined with an 8.1% decrease in average revenue per load. We experienced an increase in our gross margin to 15.2% in the nine months ended September 30, 2019, compared to 13.3% in the same period of the prior year as a result of sourcing third party capacity more efficiently.

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

The following is a summary of our salaries, wages and benefits for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$134,887	$128,117	$389,971	$400,742
% of total operating revenue	31.5%	27.8%	31.0%	30.0%
% of revenue, before fuel surcharge	34.9%	31.0%	34.4%	33.4%

For the quarter ended September 30, 2019, salaries, wages and benefits increased $6.8 million, or 5.3%, compared with the same quarter in 2018. The increases in absolute dollar terms were due primarily to $5.0 million of higher driver wages due to increased driver pay per mile, a $4.0 million gain on life insurance in the third quarter 2018 offset by $2.9 million in decreased wages associated with the exit of our Mexico operations.  Our OTR driver pay on a per mile basis increased as a result of higher incentive-based pay and lower utilization as compared to the same quarter in 2018. During the three months ended September 30, 2019, our workers’ compensation expense and group health claims expense increased approximately 5.2%, due to increased group health claims expense and a slight increase in workers’ compensation premiums as compared to the same quarter in 2018.

For the nine months ended September 30, 2019, salaries, wages and benefits decreased $10.8 million, or 2.7%, compared with the same period in 2018. Our Mexican operations accounted for $0.5 million in salaries, wages and benefits in the nine months ended September 30, 2019, compared to $8.6 million in the same period in 2018. In addition to the decrease related to our Mexico operations, this decrease was due primarily to $6.4 million of lower compensation expense related to the payout of our stock appreciation rights and IPO bonuses during the second quarter of 2018 offset by the $4.0 million gain on life insurance in the third quarter of 2018.  Our driver wages increased slightly due to increased  driver pay on a per mile basis as a result of higher incentive-based pay and lower utilization as compared to the same period in 2018. During the nine months ended September 30, 2019, our workers’ compensation expense and group health claims expense decreased approximately 3.1%, due to positive trends in our workers’ compensation claims offset by increased group health claims expense as compared to the same period in 2018. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$47,460	$57,423	$141,738	$173,516
% of total operating revenue	11.1%	12.5%	11.3%	13.0%
% of revenue, before fuel surcharge	12.3%	13.9%	12.5%	14.5%

For the quarter ended September 30, 2019, fuel and fuel taxes decreased $10.0 million, or 17.4%, compared with the same quarter in 2018. The decrease in fuel and fuel taxes was primarily the result of a 6.6% decrease in average fuel price per gallon, a $3.1 million decrease due to the divesture of our Mexico business, and a 2.5% increase in our average miles per gallon compared to the same quarter in 2018. The average DOE fuel price per gallon decreased 6.6% to $3.02 per gallon in the quarter ended September 30, 2019, compared to the same quarter in 2018.

For the nine months ended September 30, 2019, fuel and fuel taxes decreased $31.8 million, or 18.3%, compared with the same period in 2018. The decrease in fuel and fuel taxes was primarily the result of a 7.5% decrease in company driver miles, an  $8.7 million decrease due to the divesture of our Mexico business, and a 2.4% increase in our average miles per gallon compared to the same period in 2018. The average DOE fuel price per gallon decreased 2.9% to $3.05 per gallon in the nine months ended September 30, 2019, compared to the same period in 2018.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$41,837	$46,340	$124,566	$136,140
Less: fuel surcharge revenue reimbursed to independent contractors	11,874	11,475	34,587	29,945
Company fuel surcharge revenue	29,963	34,865	89,979	106,195
Total fuel and fuel taxes	$47,460	$57,423	$141,738	$173,516
Less: company fuel surcharge revenue	29,963	34,865	89,979	106,195
Net fuel expense	$17,497	$22,558	$51,759	$67,321
% of total operating revenue	4.1%	4.9%	4.1%	5.0%
% of revenue, before fuel surcharge	4.5%	5.5%	4.6%	5.6%

For the quarter ended September 30, 2019, net fuel expense decreased $5.1 million, or 22.4%, compared with the same quarter in 2018. During the quarter ended September 30, 2019, the decrease in net fuel expenses was primarily the result of a $3.1 million decrease due to the divesture of our Mexico business and a 2.5% increase in average miles per gallon.

For the nine months ended September 30, 2019, net fuel expense decreased $15.6 million, or 23.1%, compared with the same period in 2018. During the nine months ended September 30, 2019, the decrease in net fuel expenses was primarily the result of an  $8.7 million decrease due to the divesture of our Mexico business, a  7.5%  decrease in company driver miles, and a 2.4% increase in average miles per gallon, offset by increased fuel surcharge paid to independent contractors. Independent contractors accounted for 27.1% of the average tractors available compared to 21.0% in the same period of 2018. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team‑driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$19,470	$19,497	$57,025	$58,912
Depreciation and amortization, net of (gains) losses on sale of property	26,684	24,541	74,498	73,396
Vehicle rents and depreciation and amortization of property and equipment	$46,154	$44,038	$131,523	$132,308
% of total operating revenue	10.8%	9.6%	10.5%	9.9%
% of revenue, before fuel surcharge	11.9%	10.6%	11.6%	11.0%

For the quarter ended September 30, 2019, vehicle rents remained constant compared to the same quarter in 2018. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $2.1 million, or 8.7%, compared to the same quarter in 2018. The increase in depreciation and amortization is primarily due to increased owned tractors combined with the higher cost of new tractors.

For the nine months ended September 30, 2019, vehicle rents decreased $1.9 million, or 3.2%, compared to the same period in 2018. The increase in depreciation and amortization is primarily due to an increase in loss on sale of equipment of $1.0 million compared to the same period in 2018. Over the balance of 2019, we currently plan to replace owned and leased tractors as they reach approximately 475,000 miles, and expect to acquire the replacement tractors through operating leases. As a result of our 2019 replacement cycle, which is above normalized levels due to a large purchase of more fuel efficient tractors approximately four years ago, we expect the average age of our company tractor fleet will reduce from 28 months as of December 31, 2018 to less than 24 months as we exit 2019. Our mix of owned and leased equipment may vary over time due to tax, financing and flexibility, among other factors.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$122,433	$129,732	$349,017	$350,189
% of total operating revenue	28.6%	28.2%	27.7%	26.2%
% of revenue, before fuel surcharge	31.7%	31.3%	30.8%	29.2%

For the quarter ended September 30, 2019, purchased transportation decreased $7.3 million, or 5.6%, compared to the same quarter in 2018. The decrease in purchased transportation was primarily due to a $19.0 million decrease in Brokerage revenue partially offset by a 23.0% increase in average independent contractors as compared to the same quarter in 2018.

For the nine months ended September 30, 2019, purchased transportation decreased $1.2 million, or 0.3%, compared to the same period in 2018. The decrease in purchased transportation was primarily due to a $46.2 million decrease in Brokerage revenue partially offset by a 31.3% increase in average independent contractors and a $4.6 million increase in fuel surcharge reimbursement to independent contractors as compared to the same period in 2018.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$122,433	$129,732	$349,017	$350,189
Less: fuel surcharge revenue reimbursed to independent contractors	11,874	11,475	34,587	29,945
Purchased transportation, net of fuel surcharge reimbursement	$110,559	$118,257	$314,430	$320,244
% of total operating revenue	25.8%	25.7%	25.0%	24.0%
% of revenue, before fuel surcharge	28.6%	28.6%	27.7%	26.7%

For the quarter ended September 30, 2019, purchased transportation, net of fuel surcharge reimbursement, decreased $7.7 million, or 6.5%, compared to the same quarter in 2018. This decrease was primarily due to a  $19.0 million decrease in Brokerage revenue partially offset by a 23.0% increase in average independent contractors compared to the same quarter in 2018.

For the nine months ended September 30, 2019, purchased transportation, net of fuel surcharge reimbursement, decreased $5.8 million, or 1.8%, compared to the same period in 2018. This decrease was primarily due to the $46.2 million decrease in Brokerage revenue partially offset by the 31.3% increase in average independent contractors compared to the same period in 2018. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third‑party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry‑wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third‑party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

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

The following is a summary of our operating expenses and supplies for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$29,525	$30,538	$87,438	$89,402
% of total operating revenue	6.9%	6.6%	7.0%	6.7%
% of revenue, before fuel surcharge	7.6%	7.4%	7.7%	7.5%

For the quarter ended September 30, 2019, operating expenses and supplies decreased $1.0 million, or 3.3%, compared to the same quarter in 2018. The decrease was primarily due to $1.8 million decreased operating expenses and supplies related to the divesture of our Mexico business, decreased tractor maintenance expense as the average age has declined by 10 months for the quarter ending September 30, 2019 compared to the same quarter in 2018, partially offset by increased driver recruiting and hiring costs and other operational expenses.

For the nine months ended September 30, 2019, operating expenses and supplies decreased $2.0 million, or 2.2%, compared to the same period in 2018. The decrease was primarily due to decreased tractor maintenance expense as a result of increased independent contractors and $4.8 million decreased operating expenses and supplies related to the divesture of our Mexico business offset by increased driver hiring and recruiting costs and other operational expenses. Independent contractors are responsible for the maintenance of their tractor and now account for 27.1% of the total average tractors compared to 21.0% in the prior year period.

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

The following is a summary of our insurance premiums and claims expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$19,570	$25,128	$63,189	$64,463
% of total operating revenue	4.6%	5.5%	5.0%	4.8%
% of revenue, before fuel surcharge	5.1%	6.1%	5.6%	5.4%

For the quarter ended September 30, 2019, insurance premiums and claims decreased $5.6 million, or 22.1%, compared to the same quarter in 2018. This decrease is primarily due to lower liability expense as we have not experienced the same severity of claims as compared to the same quarter in 2018.

For the nine months ended September 30, 2019, insurance premiums and claims decreased $1.3 million, or 2.0%, compared to the same period in 2018. Insurance premiums and claims decreased primarily due to decreased liability expense offset by increased physical damage claims primarily as a result of adverse weather in the first quarter of 2019 as compared to the same period in 2018. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we had installed event recorders in substantially all of our tractors in our fleet as of the second quarter of 2018. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance and claims costs over time. While we have not yet seen measurable results from the event recorder installation, we believe we will see improvements during 2020.

General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$19,450	$16,579	$54,044	$49,728
% of total operating revenue	4.5%	3.6%	4.3%	3.7%
% of revenue, before fuel surcharge	5.0%	4.0%	4.8%	4.1%

For the quarter ended September 30, 2019, general and other operating expenses increased $2.9 million, or 17.3%, compared to the same quarter in 2018. General and other expenses increased primarily due to higher driver hiring costs combined with increased professional and administrative costs partially offset by $1.3 million in lower expenses related to the divesture of our Mexico business.

 For the nine months ended September 30, 2019, general and other operating expenses increased $4.3 million, or 8.7%, compared to the same period in 2018. General and other expenses increased primarily due to higher driver hiring costs combined with increased professional and administrative costs partially offset by $3.8 million in lower expenses related to the divesture of our Mexico business.

Interest

Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional. In January 2019, we sold our interest in Xpress Internacional and were relieved of this obligation.

The following is a summary of our interest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Interest expense, excluding non-cash items	$5,312	$4,806	$15,898	$28,204
Original issue discount and deferred financing amortization	155	172	468	1,559
Purchase commitment interest	—	(163)	—	8
Interest expense, net	$5,467	$4,815	$16,366	$29,771

For the quarter ended September 30, 2019, interest expense increased $0.7 million, primarily due to increased equipment borrowings compared to the same quarter in 2018.

For the nine months ended September 30, 2019, interest expense decreased $13.4 million, primarily due to decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to the same period in 2018. Based on the repayment of our prior credit arrangements in connection with the IPO, along with the entry into our existing Credit Facility, we expect our interest expense will approximate $22.0 million in 2019.

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

At September 30, 2019, we had approximately $31.7 million of outstanding letters of credit, $2.9 million in outstanding borrowings and $115.4 million of availability under our $150.0 million revolving credit facility.

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

On September 30, 2019, we entered into the First Amendment to the Credit Facility, which among other things, amended certain financial covenants to gain additional flexibility to operate our business in the normal course and continue to invest in the future. The First Amendment to the Credit Facility contained the following new financial covenants:

	Quarter Ending		Quarter Ending		Quarter Ending		Quarter Ending
	September 30, 2019		December 31, 2019		March 31, 2020		June 30, 2020
	Existing	New	Existing	New	Existing	New	Existing	New
Leverage Ratio Requirement	3.00x	3.25x	3.00x	3.50x	3.00x	3.50x	3.00x	3.25x
Interest Coverage Requirement	2.00x	2.00x	2.00x	1.20x	2.00x	1.20x	2.00x	1.75x

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

At September 30, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $31.7 million, with $2.9 million borrowings outstanding and $115.4 million available to borrow and the Term Facility had $187.5 million outstanding.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the Lenders’ commitments may be terminated. At September 30, 2019, the Company was in compliance with all financial covenants prescribed by the Credit Facility.

Cash Flows

Our summary statements of cash flows for the three and nine months ended September 30, 2019 and 2018 are set forth in the table below:

	Nine Months Ended
	September 30,
	2019	2018
	(dollars in thousands)
Net cash provided by operating activities	$83,246	$44,862
Net cash used in investing activities	$(103,030)	$(89,141)
Net cash provided by financing activities	$2,550	$41,157

Operating Activities

For the nine months ended September 30, 2019, we generated cash flows from operating activities of $83.2 million, an increase of $38.4 million compared to the same period in 2018. The increase was due primarily to a $48.6 million decrease in our operating assets and liabilities and a $7.5 million interest paid in kind decrease offset by a decrease of $17.8 million in net income adjusted for noncash items. Our operating assets and liabilities decreased $48.6 million during the nine months ended September 30, 2019 as compared to the same period in 2018, due in part to increased accounts receivable collections, and decreased payments for accounts payable and other accrued liabilities partially offset by an increase in accrued wages and benefit payments related to timing of payments. Our decrease in net income adjusted for noncash items decreased in part due to decreased revenue miles per tractor combined with increased driver wages and equipment costs partially offset by decreased interest expense.

Investing Activities

For the nine months ended September 30, 2019, net cash flows used in investing activities were $103.0 million, an increase of $13.9 million compared to the same period in 2018. This increase is primarily the result of decreased sales of equipment as compared to the same period in 2018, combined with the cash disposed in conjunction with the sale of our Mexico subsidiary. We expect our net capital expenditures for calendar year 2019 will approximate $100.0 million to $115.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on our line of credit and secured debt financing.

Financing Activities

For the nine months ended September 30, 2019, net cash flows provided by financing activities were $2.6 million, a decrease of $38.6 million compared to the same period in 2018. The decrease is primarily due to the purchase of the remaining 10% of Total Transportation for $8.7 million as compared to the same period in 2018. During June of 2018, we completed our IPO and received approximately $247.1 million in cash net of expenses. The proceeds from the IPO were primarily used to pay down existing debt resulting in a net decrease of $236.2 million

Working Capital

As of September 30, 2019, we had a working capital deficit of $52.3 million, representing a $63.2 million decrease in our working capital from September 30, 2018. Our current liabilities increased by $70.2 million as a result of the adoption of the new lease standard. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and the current portion of our operating lease liability as of September 30, 2019, we had a working capital surplus of $49.7 million, compared with a working capital surplus of $69.5 million at September 30, 2018. Excluding only the balloon payments included in current maturities of debt, we had a working capital deficit of $20.6 million at September 30, 2019.

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

Operating Lease Arrangements

We leased approximately 2,408 tractors and 7,325 trailers under operating leases at September 30, 2019. Operating leases have been an important source of financing for our revenue equipment. Lease payments in respect of such equipment are reflected in our unaudited condensed consolidated statements of comprehensive income in the line item “Vehicle rents.” Our revenue equipment rental expense including short term rentals was $19.5 million in both the third quarter of 2019 and 2018. The lease terms generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $80.6 million as of September 30, 2019. The residual value of a portion of the related leased tractor equipment is covered by repurchase or trade agreements between us and equipment manufacturers. We expect the fair market value of the equipment at the end of the lease term will be approximately equal to the residual value.

Seasonality

In the trucking industry, revenue has historically decreased as customers reduce shipments following the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses have generally increased, with fuel efficiency declining because of engine idling and weather, causing more physical damage equipment repairs and insurance claims and costs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year.  However, cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry. Over the past several years, we have seen increases in demand at varying times, including surges between Thanksgiving and the year‑end holiday season.

Contractual Obligations

During the nine months ended September 30, 2019, there were no material changes in our commitments or contractual obligations.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of September 30, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Due to the material weaknesses described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

Material Weaknesses in Internal Control over Financial Reporting as of December 31, 2018

As described in our Annual Report on Form 10‑K for the year ended December 31, 2018, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, some of which continue to exist as of September 30, 2019. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective internal control over financial reporting related to the control activities component of Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, the COSO framework. The control activities material weakness contributed to the following additional material weaknesses: (i) ineffective design of information technology general computer controls with respect to program development, change management, computer operations, and user access; (ii) ineffective design of controls over income tax accounting; and (iii) insufficient evidential matter to support design of our controls. These deficiencies did not result in a material misstatement to our annual or interim consolidated financial statements. However, there is a risk that these deficiencies could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected.

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

Remediation Efforts

Our management, with oversight from our Audit Committee, has initiated a plan to remediate the material weaknesses previously identified in the Annual Report on Form 10-K for the period ended December 31, 2018. These plans include the implementation of additional controls and procedures to strengthen our internal controls related to the control activities component of internal control over financial reporting.  To date, the following actions have been taken towards our remediation plan:

Information Technology General Controls

As part of our remediation plan with respect to the design of information technology general controls, management enhanced and implemented controls for: (1) monitoring developers’ access and changes to production, (2)  provisioning and reviewing access to financial systems and applications and (3) backup and recovery, security and other general information technology operations.

Income Tax Accounting

As part of our remediation plan with respect to the controls over income tax accounting, management implemented quarterly control activities and enhanced and designed specific year-end control activities to assess the accounting for significant complex transactions and other tax related judgments.

Evidential Matter Support

As part of our remediation plan with respect to the evidential matter supporting the design and implementation of our controls, management implemented controls and enhanced the process for retaining the support evidencing the design and implementation of our controls.

To remediate each of the aforementioned material weaknesses, we require additional time to demonstrate the effectiveness of our remediation efforts. The material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We are committed to maintaining a strong internal control environment, and we expect to continue our efforts to ensure the material weaknesses described above are remediated. While we intend to complete our remediation process as quickly as possible, we cannot estimate a time when the remediation will be complete.

Changes in Internal Control Over Financial Reporting

The changes described above relating to information technology general controls over (1) monitoring developers’ access and changes to production and (2) provisioning and reviewing access to certain key financial systems and applications were changes made in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10‑K for the year ended December 31, 2018, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below describes a restatement of certain of such risk factors and should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2018.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Increases in driver compensation or difficulties attracting and retaining qualified drivers could materially adversely affect our profitability and ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or the scarcity or growth of loans for students who seek financial aid for driving school. Regulatory requirements, including those related to safety ratings, ELDs and hours‑of‑service changes and an improved economy could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours‑of‑service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours‑of‑service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe that the required implementation of ELDs in December 2017 and enforcement thereof in April 2018 has and may further tighten such market. A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage independent contractors. We have implemented driver pay increases to address this shortage and we are implementing initiatives aimed reducing the daily friction faced by our drivers in hopes of reducing turnover. However, the compensation we offer our drivers and independent contractor expenses are subject to market conditions and our initiatives to reduce driver turnover may prove unsuccessful, therefore we may find it necessary to further increase driver compensation, change the structure of our driver compensation and/or become subject to increased independent contractor expenses in future periods, which could materially adversely affect our growth and profitability.

In addition, we suffer from a high turnover rate of drivers and our turnover rate is higher than the industry average and compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers in order to operate existing revenue equipment and subjects us to a higher degree of risk with respect to driver shortages than our competitors. Our use of team‑driven tractors in our expedited service offering requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. Our robust driver hiring standards, including hair follicle drug testing, could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, continue to adjust our compensation packages or operate with fewer tractors and face difficulty meeting shipper demands, either of which could materially adversely affect our growth and profitability.

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

Independent contractors are third-party service providers, as compared with company drivers, who are employed by us. As independent business owners, they may make business or personal decisions that may conflict with our best interests. For example, if a load is unprofitable, route distance is too far from home, personal scheduling conflicts arise, or for other reasons, independent contractors may deny loads of freight from time to time.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our business, financial condition, and results of operations. Furthermore, the autonomy of our independent contractors may frustrate any attempts to further utilize the capacity provided by independent contractors.

We may not be successful in achieving our business strategies.

Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including the expected expansion of our dedicated contract service and brokerage service offerings and our increased focus on the implementation of technology to improve our execution and reduce friction, or by changes in economic conditions. Further, many of our strategic initiatives are focused on the development and deployment of technology. These new technology-driven initiatives have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited or no prior experience. Because such offerings and technologies are new, they will may involve unforeseen expenses and regulatory and other risks. There can be no assurance that these initiatives will generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that technology developed or deployed by others will render our technology noncompetitive or obsolete. Further, our development and deployment efforts with respect to new technologies could distract management from current operations, and will divert capital and other resources from our historical operations. Despite the implementation of our operational and tactical strategies and initiatives, we may be unsuccessful in achieving a reduction in our operating ratio and Adjusted Operating Ratio in the time frames we expect or at all. Further, our results of operations may be materially adversely affected by a failure to further penetrate our existing customer base, cross‑sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.

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

Prior to September 2015, our liability coverage had a limit of $100.0 million per occurrence. Given the increasingly high verdicts in trucking accident cases and our accident experience, among other factors, we increased our liability coverage limit to $300.0 million per occurrence. If any claim were to exceed coverage limits, we would bear the excess in addition to our other retained amounts. Our insurance and claims expense could increase, or we could find it necessary to raise our retained amounts or decrease our coverage limits when our policies are renewed or replaced. Our initiatives aimed at reducing insurance premiums and claims expense, such as installation of forward-facing event recorders, hair follicle drug testing, and additional driver training, could prove unsuccessful. In addition, although we endeavor to limit our exposure arising with respect to such claims, we also may have exposure if carriers hired by our Brokerage segment are inadequately insured for any accident. Our results of operations and financial condition may be materially adversely affected if (i) these expenses increase, (ii) we are unable to find excess coverage in amounts we deem sufficient, (iii) we experience a claim in excess of our coverage limits, (iv) we experience a claim for which we do not have coverage or for which our insurance carriers fail to pay or (v) we experience increased accidents. We have in the past, and may in the future, incur significant expenses for deductibles and retentions due to our accident experience.

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

Our operations, and those of our technology and communications service providers are vulnerable to interruption by fire, natural disasters, power loss, telecommunications failure, network disruptions, cyber‑attacks, terrorist attacks, Internet failures, malicious intrusions, computer viruses and other events that may be beyond our control. Although we attempt to reduce the risk of disruption to our business operations through redundant computer systems and networks, backup systems and a disaster recovery off‑site alternate location, there can be no assurance that such measures will be effective. Furthermore, many of our strategic initiatives would require further integration of technology into our operations, which could exacerbate the effects of any such interruption. If any of our critical information technology assets fail or become otherwise unavailable, whether as a result of a cybersecurity breach, upgrade project or otherwise, we would have to perform certain functions manually, which could temporarily impact our ability to manage our fleet efficiently, respond to customers’ requests effectively, maintain billing and other records reliably, and bill for services and prepare financial statements accurately or in a timely manner. Although we maintain business interruption insurance, it may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers or impact our ability to manage our operations and report our financial performance, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are currently dependent on a single vendor platform to support certain information technology functions. If the stability or capability of such vendor is compromised and we were forced to migrate to a new platform, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to the credit, reputational and relationship risks of certain of our current and former equity investments.

Certain of our current and former equity investments, including Parker Global Enterprises, Inc. (“Parker”), XPS Logisti-K Systems, S.A.P.I. de C.V. (“Logisti-K”), Dylka Distribuciones Logisti-K S.A. de C.V. (“Dylka”) and Xpress

Internacional, have amounts owing to us. Furthermore, we may have overlapping customers and vendors with Parker, Logisti-K, Dylka and Xpress Internacional. Any financial hardships of Parker, Logisti-K, Dylka, or Xpress Internacional could lead to delay or nonpayment of amounts owed to us, strain our relationships with overlapping customers and vendors, and damage our reputation. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. Such risks may be heightened during a weak freight environment.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2019, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10‑Q.

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

10.1#

First Amendment to Credit Agreement, dated as of September 30, 2019, by and among the Company, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender.

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

U.S. XPRESS ENTERPRISES, INC.

Date: November 5, 2019	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer