Form 10-K
period 2019-12-31
US XPRESS ENTERPRISES INC
filed 2020-03-04
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number:  001-38528

U.S. Xpress Enterprises, Inc.

(Exact name of registrant as specified in its charter)

Nevada	62-1378182
(State / other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

4080 Jenkins Road
Chattanooga, Tennessee	37421
(Address of principal executive offices)	(Zip Code)

(423) 510-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Class A Common Stock, $0.01 par value per share	USX	The New York Stock Exchange
(Title of each class)	(Trading Symbol)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).

☐ Yes  ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $164.9 million (based upon the $5.14 per share closing price on that date as reported by The New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, and no other persons, are affiliates.

As of February 19, 2020, the registrant had 33,476,946 shares of Class A common stock and 15,687,101 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the materials from the registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders to be held on May 27, 2020, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders and our strategic initiatives, future customer relationships, future growth of dedicated contract services and brokerage, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions and regulations, including trade regulation, quotas, duties or tariffs, and any future changes to the foregoing, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, expected progress on internal control remediation efforts, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.              BUSINESS

Our Business

We believe we are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.7 billion in total operating revenue in 2019. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of December 31, 2019, our fleet consisted of approximately 6,900 tractors and approximately 15,500 trailers, including approximately 2,000 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the federal electronic log mandate. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment. In June 2018, we completed our initial public offering (the “IPO”).

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi‑faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last five years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, helped us to maintain relatively stable profitability during the weak truckload market of 2016 and early 2017, and drive significant improvements to profitability during the strong truckload market beginning in the second half of 2017.

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

Below is a brief overview of our service offerings:

		Approximate % of 2019 Revenue(1)	Description
Truckload (85%)	OTR	48%

    Transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling

    Short-term contracts and spot moves that include irregular route moves without volume and capacity commitments

    Tractors are operated with one driver or a team of two drivers to handle more time-sensitive, higher margin freight

    Routes are generally between 450 and 1,050 miles in length

    Fuel surcharge programs help us offset most of the negative impact of rising fuel prices associated with loaded or billed miles

Dedicated Contract	37%

    Contractually assigned equipment, drivers and on-site personnel to address customers’ needs for committed capacity and service levels

    Multi-year initial contract term with guaranteed volumes and pricing

    We have renewed substantially all of our dedicated contracts after the initial contract term

    Fuel costs are typically more predictable and less volatile under the fixed and variable pricing of these contracts

    Historically, our dedicated contract customers generally adjust pricing to account for driver wage increases, although these adjustments may not be contractually required

Brokerage		12%

    Non-asset-based freight brokerage service through which loads are contracted to third-party carriers

    Allocation strategy designed to maximize profitability of our Truckload fleet before outsourcing loads to third-party carriers

    In the past 12 months, we have utilized the capacity of approximately 25,000 third-party carriers

(1)Based on revenue, before fuel surcharge. Approximately 3% of revenue is attributable to other ancillary services.

While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico via a more variable cost model using third party carriers.  During 2019, 2018 and 2017, substantially all of our operating revenue was generated in the United States.

Customer Relationships

We maintain a diverse, long‑standing customer base that includes many Fortune 500 companies, including Amazon, Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. Our customers fall within a broad spectrum of geographies and end markets, including retail, food and beverage, e‑commerce and packages, manufacturing and consumer products. No other category comprised more than five percent of the end markets we served at December 31, 2019. Relationships with our top ten customers exceed ten years on average. For the year ended December 31, 2019, our largest customer, Walmart Inc., accounted for approximately 12% of our revenue, excluding fuel surcharge.

Tractor and Trailer Fleets

We operate a modern fleet of approximately 4,900 company‑owned tractors and approximately 15,500 trailers, and we also contract for additional tractor capacity through approximately 2,000 independent contractors, who provide both the tractor and a driver and, except for the trailer, which we generally provide, bear the operating expenses of each load. Our company tractor fleet continues to adopt the most advanced technology in today’s market including electronic logging devices (“ELDs”), electronic speed limiters, electronic roll stability, improved aerodynamics and fuel efficiency technologies, enhanced tractor connectivity with remote updating capabilities, improved automatic transmissions, lane departure and collision warning / avoidance systems and upgraded braking systems. Each of our company tractors is also equipped with onboard communication units that offer real time freight positioning to our customers and instant communication between our drivers and us, and event recorders. We believe event recorders will give us the ability to better train our drivers with respect to safe driving behavior, which in turn may help reduce insurance costs over time.

Tractors and trailers represent our most substantial capital investments. In general, we expect to operate a tractor for approximately 475,000 miles, which when averaged across our fleet as of December 31, 2019 equates to approximately 4.5 years of operation (while most major components are under warranty) and a trailer for up to 10 years or more of operation. We depreciate or finance our equipment over their useful lives and down to salvage values that we expect to represent fair market value at the expected time of sale. Our ongoing capital expenditures are significant, and our annual depreciation expense is expected to be approximately equal to maintenance capital expenditures, net of proceeds of dispositions, assuming a constant percentage of leased versus owned equipment and a constant trade cycle. In practice, we vary our trade cycle and financing based on the market for new and used tractors, the quality, dependability and cost per mile to operate the equipment, our capital budget, expected tax benefits and other factors. Based on the volumes we purchase, we believe that we have a cost advantage in the procurement of new tractors and trailers compared to the prices paid by small trucking companies.

Our company tractors had an average age of approximately 1.7 years at December 31, 2019. During 2020, we expect to continue to replace tractors as they reach approximately 475,000 miles, which we expect will result in an average tractor age of approximately 1.6 years at December 31, 2020.

Our Competitive Strengths

We believe the following competitive strengths provide us with a strong foundation to continue to improve our profitability and stockholder value:

Industry leading truckload operator with significant scale

We believe we are the fifth largest asset‑based truckload carrier in the United States in 2019 by total operating revenue and we believe our large scale provides us with significant benefits. These benefits include economies of scale on major expenditures such as tractors, trailers and fuel, as well as our overall infrastructure. Additionally, we can offer an enhanced value proposition for large customers who seek efficiency in sourcing capacity from a limited number of carriers and flexible capacity to accommodate seasonal surge volumes. Our established and well‑maintained terminal network is capable of handling meaningfully larger volumes without meaningful additional investment.

Complementary mix of services to afford flexibility and stability throughout economic cycles

Our service offerings have unique characteristics and are subject to differing market forces, which we believe allows us to respond effectively through economic cycles.

OTR

OTR business involves short‑term customer contracts without pricing or volume guarantees that allow us to benefit from periods of supply and demand imbalance and price volatility. This is the largest part of our business and the overall truckload market.

Dedicated

Dedicated business features committed rates, lanes and volumes under contracts that generally afford us greater revenue predictability over the contract period and help smooth the impact of market cycles. Additionally, our dedicated contract service offering generally has higher driver retention rates than our OTR service offering, which we believe is because our professional drivers prefer the more predictable time at home that dedicated routes offer. In addition, this increased visibility allows us to commit and invest fleet resources with a more predictable return profile. We intend to grow this portion of our business as a percentage of our average tractors.

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

Long‑standing, diverse and resilient customer base

We maintain a long‑standing customer base that includes many Fortune 500 companies with national footprints, including Amazon, Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. As of December 31, 2019, relationships with our top ten customers exceeded ten years on average. Our portfolio of blue‑chip customers allows us to benefit from the less cyclical and more‑stable demand from grocery and dollar stores in addition to increasing demand due to secular growth trends in end‑markets such as e‑commerce. We also benefit from significant cross‑selling opportunities among large key customers, as all of our top ten customers use at least two of our three service offerings, which allows us to have multiple points of contact with our customers and take advantage of varying bid cycles.

Modern fleet and maintenance system designed to optimize life cycle investment and minimize operating costs

Our fleet represents our largest capital investment, a visible representation of our brand for customers and drivers and a large portion of our controllable costs. We select, maintain and dispose of our fleet based on rigorous analysis of our investments and operating costs.

Our modern and well‑maintained fleet consisted of approximately 4,900 company tractors with an average age of approximately 1.7 years and approximately 15,500 trailers at December 31, 2019. We also contracted for approximately 2,000 tractors provided by independent contractors at December 31, 2019. We equip our tractors with carefully selected components based on initial cost, maintenance requirements, warranty coverage, safety and efficiency advantages, driver preference and resale value. Our company tractor fleet is technologically advanced and equipped with safety and efficiency features, including using electronic logs since 2012, electronic speed limiters, automatic transmissions, lane departure and collision warning systems, air disc brakes and high performance wide brake drums and electronic roll stability. In addition, we have installed forward‑facing event recorders in our company tractors, which we expect to further enhance our safety program and reduce insurance and claims costs over time.

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

Motivated management team focused on tactical execution and leadership in the truckload market

Our management and operations team has been carefully assembled to obtain a mix of industry veterans from successful competitors and high‑performing internal candidates, all of whom are motivated to perform in our transparent, metric‑driven environment. Our President and Chief Executive Officer, Eric Fuller, has over 20 years of experience at U.S. Xpress and has been responsible for developing the team and spearheading our transformation program over the last five years. Our management team’s compensation and ownership of our common stock provide further incentive to improve business performance and profitability. In addition, with active positions in industry associations, such as the American Trucking Associations, Inc. (“ATA”), our management team provides us with a key role in the discussions that we believe are shaping the future of the industry. We believe our leadership team is well‑positioned to execute our strategy and remains a key driver of our financial and operational success.

Our Strategies

We believe we possess the scale, infrastructure and service offerings to compete effectively in our markets, our opportunity for further improvement is significant, and our strategies are designed to enhance stockholder value.

Improve profitability and grow revenue as appropriate to the market cycle

•	Improve asset productivity by using advanced technology to optimize dispatch miles in all cycles and actively upgrade freight mix when volumes permit
•	Control non-essential costs and seek efficiencies throughout the enterprise

• Pursue driver training and safety initiatives as a core cultural value
• Continue to leverage our service mix to manage through all market cycles
•	Grow our revenue base prudently with a focus on dedicated contract service and brokerage by cross‑selling our services with existing customers and pursuing new customer opportunities

Capitalize on high return on investment potential of advanced technology, automation, and optimization

•Continue to use our scale and relationships to gain early access to technological advances and evaluate the costs and benefits

•	Incubate, develop, and implement operating efficiencies across our enterprise using our USX Ventures technology development group

•Pursue use of artificial intelligence to accommodate individual drivers’ preferences with the goal of improving driver satisfaction and retention

•Apply data analytics across the billions of dollars of freight spend we see every year to capture and optimize the execution of our customers’ loads and our network

•Partner with equipment manufacturers to test, evaluate and refine electric, autonomous and other advanced vehicle technology

Maintain flexibility through long‑term enterprise planning and conservative financial policies

•Maximize our free cash flow generation by managing expenses, taxes and capital expenditures

•	Convert equipment financing over time toward owned equipment from operating leased equipment to gain tax benefits and flexibility in trade cycles

•llocate capital toward dedicated contract services, which offers more predictable revenue streams and greater asset productivity, and brokerage, which requires limited capital investment and affords network‑balancing freight volumes

•Target a conservative leverage profile, taking into consideration both owned and leased financing

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

Independent Contractors

In addition to the company drivers that we employ, we enter into contracts with independent contractors. Independent contractors operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. Except for generally providing independent contractors with the use of our trailers, they are responsible for the ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, independent contractors can improve their own profitability and ours. We believe that the fleet of independent contractors we engage provides significant advantages that primarily arise from the motivation of business ownership. Independent contractors tend to produce more miles per tractor per week. As of December 31, 2019, the approximately 2,000 independent contractors we engage comprised approximately 28% of our available capacity, as measured by tractor count.

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

Employment

As of December 31, 2019, we employed approximately 8,572 employees, of whom approximately 6,298 were drivers, approximately 316 were maintenance technicians and approximately 1,958 were office employees, including operations staff, sales and marketing, recruiting, safety and other support personnel. None of our domestic employees are covered by a collective bargaining agreement.

Insurance

We retain high deductibles on a significant portion of our claims exposure and related expenses associated with third party bodily injury and property damage, employee medical expenses, workers’ compensation, physical damage to our equipment and cargo loss. See “Item 1A. Risk Factors.” We currently carry the following material types of insurance, which generally have the retention amounts, maximum benefits per claim and other limitations noted:

•commercial automobile liability excess coverage approximately $300.0 million of coverage per occurrence subject to a $3.0 million retention per occurrence with annual aggregate limits within the $3.0 to $10.0 million layer of $14.0 million and a three-year policy aggregate of $28.0 million;

•general liability, business auto liability and excess employer’s liability coverage: approximately $300.0 million of coverage per occurrence subject to a $25,000 deductible per occurrence for general liability claims, $50,000 deductible per occurrence for business auto claims and $500,000 deductible for excess employer’s liability:

•cargo damage and loss: $2.0 million limit per tractor or trailer subject to a $250,000 retention per occurrence;

•workers’ compensation/employers’ liability: statutory coverage limits subject to a $500,000 retention for each accident or disease;

•employment practices and wage and hour liability: $25.0 million aggregate limit in coverage subject to a $1.0 million retention for employment practices and $2.5 million retention for wage and hour for either a single claim or a class action;

•directors’ and officers’ insurance: $75.0 million aggregate limit of coverage subject to a $1.0 million retention with various sub-limits;

•fiduciary liability policy: $10.0 million aggregate limit of coverage subject to a $10,000 retention;

•employee healthcare: we retain each employee health care claim and maintain stop loss insurance of $1.0 million;

•crime insurance: $5.0 million of coverage subject to a $100,000 retention; and

•underground storage tank liability: $5.0 million in coverage with deductibles ranging from $25,000 to $75,000.

Regulation

Transportation Regulations

Our operations are regulated and licensed by various government agencies, including the Department of Transportation (“DOT”), Environmental Protection Agency (“EPA”) and the Department of Homeland security (“DHS”). These and other federal and state agencies also regulate our equipment, operations, drivers and third‑party carriers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours‑of‑service. Changes to such hours‑of‑service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours.  It is unclear how long the process of finalizing a final rule will take, if one does come to fruition.  Any future changes to hours‑of‑service rules could materially adversely affect our results of operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating for our U.S. operations under this method, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rules would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis. Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review. Under the proposed rules, a carrier would be evaluated each month and could be given an “unfit” rating if the data collected from roadside inspections, investigations and onsite reviews did not meet certain standards. The proposed rule underwent a public comment period extending into May 2016 and several industry groups and lawmakers have expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”), and that the FMCSA must first finalize its review of the Compliance, Safety, Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such rule could be implemented. The FMCSA also recently indicated its intent to perform a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regards to safety and fitness.

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

The final rule requiring the use of ELDs was published in December 2015. This rule requires drivers of commercial motor vehicles that are required to keep logs to be ELD‑compliant by December 2017. Enforcement of this rule was  phased in, as states did not begin putting tractors out of service for non‑compliance until April 1, 2018. However, on a state‑by‑state basis, carriers were subject to citations for non‑compliance with the rule after the December 2017 compliance deadline. For those carriers who had automatic onboard recording devices (“AOBRDs”) installed prior to the December 2017 compliance deadline, the deadline to be fully compliant is December 2019. We currently use AOBRDs and were fully converted to ELDs by the December 2019 deadline. We do not believe that the conversion from AOBRDs to ELDs will have any material impact on our operations. However, we believe that more effective hours‑of‑service enforcement under this rule may improve our competitive position by causing all carriers to adhere more closely to hours‑of‑service requirements.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective on January 4, 2017, with a compliance date of January 6, 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver‑training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020 (FMCSA officials have recently reported, however, that they are delaying implementation of the final rule by two years). In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S. Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could materially adversely affect our business, financial condition and results of operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Corporation and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

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

Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee—and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all 3 of the following criteria:

•	the worker is free from control and direction in the performance of services; and
•	the worker is performing work outside the usual course of the business of the hiring company; and
•	the worker is customarily engaged in an independently established trade, occupation, or business.

How AB5 will be enforced is still to be determined. While it was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed standards for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action as soon as 2021. The EPA is targeting 2027 for these new standards to take effect.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy‑duty tractors that pull 53‑foot or longer box‑type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low‑rolling resistance tires and retrofitted with SmartWay‑approved aerodynamic technologies. Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and have been phased in over several years for older equipment. In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate‑change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre‑2011 model year trailers that operate in California and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise materially adversely affect our business, financial condition and results of operations.

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

Food Safety Regulations

In April 2016, the Food and Drug Administration published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act (“FSMA”). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices and (iv) maintenance and retention of records of written procedures, agreements and training related to the foregoing items. These requirements will take effect for larger carriers such as us in April 2017. The FSMA is applicable to us not only as a carrier, but we are also considered a shipper when acting in the role of broker. We believe we have been in compliance with the FSMA since the compliance date. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

Executive and Legislative Climate

The regulatory environment has changed under the administration of President Trump. In January 2017, the President signed an executive order requiring federal agencies to repeal two regulations for each new one they propose and imposing a regulatory budget, which would limit the amount of new regulatory costs federal agencies can impose on individuals and businesses each year. In December 2019, the DOT announced a final rule indicating it is codifying this directive on our industry. This rule and any other anti‑regulatory action by the President and/or Congress may inhibit future new regulations and/or lead to the repeal or delayed effectiveness of existing regulations. Therefore, it is uncertain how we may be impacted in the future by existing, proposed or repealed regulations.

The United States Mexico Canada Agreement (“USMCA”) has been ratified by the United States and Mexico but must be ratified by the Parliament of Canada before it enters into effect.  The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of the U.S. Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry.  However, given the amount of North American trade that moves by truck, if the USMCA enters into effect, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement and patterns of freight we transport.

With the FAST Act set to expire in September 2020, Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act. However, if Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2020 deadline and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

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

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets, such as:

•recessionary economic cycles, such as the period from 2007 through 2009;

•changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital;

•excess truck capacity in comparison with shipping demand;

•driver shortages and increases in drivers’ compensation;

•industry compliance with ongoing regulatory requirements;

•fluctuations in foreign exchange rates and imposition of domestic or foreign trade tariffs; and

•downturns in customers’ business cycles, including as a result of declines in consumer spending.

Several of the above factors were evident in the 2016 and 2019 freight environments, which led to higher inventories, weakened demand and pressure on rates. Similar conditions in the future could have a material adverse effect on our business, financial condition and results of operations.

Additionally, economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

•we may experience low overall freight levels, which may impair our asset utilization;

•certain of our customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

•freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

•customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight;

•we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non‑revenue miles to obtain loads; and

•lack of access to current sources of credit or lack of lender access to capital, leading to an inability to secure financing on satisfactory terms, or at all.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, trade tariffs, actual or threatened outbreaks of disease or other public health risks, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or the scarcity or growth of loans for students who seek financial aid for driving school. Regulatory requirements, including those related to safety ratings, ELDs and hours‑of‑service changes and an improved economy could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours‑of‑service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours‑of‑service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We believe that the required implementation of ELDs has and may further tighten such market. A shortage of qualified drivers and intense competition for drivers from other trucking companies will create difficulties in maintaining or increasing the number of our drivers and may restrain our ability to engage independent contractors. We have implemented driver pay increases to address this shortage and we are implementing initiatives aimed at reducing the daily friction faced by our drivers in hopes of reducing turnover. However, the compensation we offer our drivers and independent contractor expenses are subject to market conditions and our initiatives to reduce driver turnover may prove unsuccessful, therefore we may find it necessary to further increase driver compensation, change the structure of our driver compensation and/or become subject to increased independent contractor expenses in future periods, which could materially adversely affect our growth and profitability.

In addition, we suffer from a high turnover rate of drivers and our turnover rate is higher than the industry average and compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers in order to operate existing revenue equipment and subjects us to a higher degree of risk with respect to driver shortages than our competitors. Our use of team‑driven tractors in our expedited service offering requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. Our driver hiring standards, including hair follicle drug testing, could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, continue to adjust our compensation packages or operate with fewer tractors and face difficulty meeting shipper demands, either of which could materially adversely affect our growth and profitability.

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

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long‑standing, recognized practice, to extend the Fair Labor Standards Act to independent contractors and to impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states.  In September 2019, California enacted a law that made it more difficult for workers to be classified as independent contractors (as opposed to employees). For further discussion of this new California law, please see "Regulation" under “Item 1. Business.” Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. In addition, companies that use lease‑purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits, and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the independent contractors with whom we contract are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings, and our business, financial condition and results of operations could be materially adversely affected.

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

Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including the expected expansion of our dedicated contract service and brokerage service offerings and our increased focus on the implementation of technology to improve our execution and reduce friction, or by changes in economic conditions. Further, many of our strategic initiatives are focused on the development and deployment of technology. These new technology-driven initiatives have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited or no prior experience. Because such offerings and technologies are new, they may involve unforeseen expenses and regulatory and other risks. There can be no assurance that these initiatives will generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that technology developed or deployed by others will render our technology noncompetitive or obsolete. Further, our development and deployment efforts with respect to new technologies could distract management from current operations, and will divert capital and other resources from our historical operations. Despite the implementation of our operational and tactical strategies and initiatives, we may be unsuccessful in achieving a reduction in our operating ratio in the time frames we expect or at all. Further, our results of operations may be materially adversely affected by a failure to further penetrate our existing customer base, cross‑sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability and materially adversely affect our results of operations.

Numerous competitive factors could impair our ability to improve our profitability and materially adversely affect our results of operations, including:

•we compete with many other truckload carriers of varying sizes and service offerings (including intermodal) and, to a lesser extent, with (i) less‑than‑truckload carriers, (ii) railroads and (iii) other transportation and brokerage companies, several of which have access to more equipment and greater capital resources than we do;

•many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

•we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced freight demand;

•we may have difficulty recruiting and retaining drivers because our competitors offer better compensation or working conditions;

•some of our larger customers are other transportation companies and/or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

•some shippers have reduced or may reduce the number of carriers they use by selecting preferred carriers as approved service providers or by engaging dedicated providers, and we may not be selected;

•many customers periodically solicit bids from multiple carriers for their shipping needs and this process may depress freight rates or result in a loss of business to competitors;

•consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

•advances in technology may require us to increase investments in order to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments;

•our competitors may have better safety records than us or a perception of better safety records;

•higher fuel prices and, in turn, higher fuel surcharges to our customers may cause some of our customers to consider freight transportation alternatives, including rail transportation;

•the U.S. Xpress brand name is a valuable asset that is subject to the risk of adverse publicity (whether or not justified), which could result in the loss of value attributable to our brand and reduced demand for our services;

•competition from freight brokerage companies may materially adversely affect our customer relationships and freight rates;

•new digital entrants with cheaper sources of capital could inhibit our ability to compete,

•our competitors may have better technology that may lead to increased operating efficiencies, reduced costs, a better ability to recruit drivers and more demand for their services, and

•economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers’ ability to compete with us.

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

We have liability coverage limits of $300.0 million per occurrence. If any claim were to exceed coverage limits, we would bear the excess in addition to our other retained amounts. Our insurance and claims expense could increase, or we could find it necessary to raise our retained amounts or decrease our coverage limits when our policies are renewed or replaced. Our initiatives aimed at reducing insurance premiums and claims expense, such as installation of forward-facing event recorders, hair follicle drug testing, and additional driver training, could prove unsuccessful. In addition, although we endeavor to limit our exposure arising with respect to such claims, we also may have exposure if carriers hired by our Brokerage segment are inadequately insured for any accident. Our results of operations and financial condition may be materially adversely affected if (i) these expenses increase, (ii) we are unable to find excess coverage in amounts we deem sufficient, (iii) we experience a claim in excess of our coverage limits, (iv) we experience a claim for which we do not have coverage or for which our insurance carriers fail to pay or (v) we experience increased accidents. We have in the past, and may in the future, incur significant expenses for deductibles and retentions due to our accident experience.

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

Our captive insurance companies are regulated by state authorities. State regulations generally provide protection to policy holders, rather than stockholders, and generally involve:

•approval of premium rates for insurance;

•standards of solvency;

•minimum amounts of statutory capital surplus that must be maintained;

•limitations on types and amounts of investments;

•regulation of dividend payments and other transactions between affiliates;

•regulation of reinsurance;

•regulation of underwriting and marketing practices;

•approval of policy forms;

•methods of accounting; and

•filing of annual and other reports with respect to financial condition and other matters.

These regulations may increase our costs, limit our ability to change premiums, restrict our ability to access cash held by these subsidiaries and otherwise impede our ability to take actions we deem advisable.

Increased prices for new revenue equipment, design changes of new engines, future use of autonomous tractors, volatility in the used equipment market, decreased availability of new revenue equipment and the failure of manufacturers to meet their obligations to us could materially adversely affect our business, financial condition, results of operations and profitability.

We are subject to risk with respect to higher prices for new tractors. We have experienced an increase in prices for new tractors over the past few years, and the resale value of the tractors has not increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines , (ii) increases in commodity prices and (iii) and due to the pricing discretion of equipment manufacturers in periods of high demand. More restrictive EPA and state emissions standards have required vendors to introduce new engines. Compliance with such regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise materially adversely affect our business, financial condition and results of operations as the regulations become effective. Furthermore, future use of autonomous tractors could increase the price of new tractors and decrease the value of used non-autonomous tractors.

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

We are dependent upon our suppliers for certain products and materials, including our tractors, trailers and chassis. We manage our OTR fleet to an approximate 475,000 mile trade cycle with an average tractor age of approximately 1.7 years as of December 31, 2019. Accordingly, we rely on suppliers of our tractors, trailers and components to maintain the age of our fleet. If we fail to maintain favorable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we may not be able to obtain favorable pricing or other terms. As a result, our business and operations could be adversely affected.

We are dependent on systems, networks and other information technology assets (and the data contained therein) and a failure in the foregoing, including those caused by cybersecurity breaches, could cause a significant disruption to our business and we may incur increasing costs in efforts to minimize those risks and comply with regulatory standards.

Our business depends on the efficient and uninterrupted operation of our systems, networks and other information technology assets (and the data contained therein). This includes information and electronic data interchange systems that we have developed, both by creating these systems in‑house or by adapting purchased or off‑the‑shelf applications to suit our needs. Our information and electronic data interchange systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and load tracking and storing the data related to the foregoing activities. We also maintain information security policies to protect our systems, networks and other information technology assets (and the data contained therein) from cybersecurity breaches and threats, such as hackers, malware and viruses; however, such policies cannot ensure the protection of our systems, networks and other information technology assets (and the data contained therein). We currently maintain our hardware systems and infrastructure at our Chattanooga, Tennessee headquarters, along with an off‑site secondary data center and computer equipment at each of our truckload service centers. If we are unable to prevent system violations or other unauthorized access to our systems, networks and other information technology assets (and the data contained therein), we could be subject to significant fines and lawsuits and our reputation could be damaged, or our business operations could be interrupted, any of which could have a material adverse effect on our financial performance and business operations. Furthermore, recently enacted data privacy laws, such as the California Consumer Privacy Act that became effective on January 1, 2020 and provides new data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

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

We have significant amounts of indebtedness outstanding, including obligations under a new credit facility we entered into in January 2020 that is structured as a $250.0 million revolving credit facility (the “Credit Facility”), equipment installment notes, finance leases and secured notes. As of December 31, 2019, we had indebtedness of $396.0 million. While our goal is to reduce our leverage, our indebtedness may increase from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in financing agreements governing such indebtedness could:

•make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

•limit our ability to obtain additional financing to operate our business;

•require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

•expose us to the risk of increased interest rates relating to any of our indebtedness at variable rates;

•limit our flexibility to plan for and react to changes in our business and/or changing market conditions;

•place us at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us;

•limit our ability to pursue acquisitions or cause us to make non‑strategic divestitures; and

•increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition and results of operations or cause a significant decrease in our liquidity and impair our ability to pay amounts due on our indebtedness. Significant repayment penalties may limit our flexibility. In addition, our Credit Facility contains usual and customary restrictive covenants for a facility of this nature including, among other things, restrictions on our ability to incur certain additional indebtedness or issue guarantees, to create liens on our assets, to make distributions on or redeem equity interests, to make investments and to engage in mergers, consolidations, or acquisitions, and, if our excess availability is less than a specified amount, requires us to maintain a fixed charge coverage ratio of at least 1:00:1:00.

We may be adversely affected by changes in the method of determining the London Interbank Offered Rate (“LIBOR”) or the replacement of LIBOR with an alternative reference rate.

In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, which is expected to result in these widely used reference rates no longer being available. Borrowings under the Credit Facility are classified as either "base rate loans" or "LIBOR loans." Borrowings under the Credit Facility are classified as either “base rate loans” or “eurodollar rate loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) LIBOR plus 1.00% plus an applicable margin that is set at 0.50% through June 30, 2020 and adjusted quarterly thereafter between 0.25% and 0.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  Eurodollar rate loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through June 30, 2020 and adjusted quarterly thereafter between 1.25% and 1.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility. Potential changes to LIBOR, as well as uncertainty related to such potential changes and the establishment of any alternative reference rate, may adversely affect our cost of capital.  At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of any alternative benchmark rate.

In the future, we may need to obtain additional financing that may not be available or, if it is available, may result in a reduction in the percentage ownership of our then‑existing stockholders.

We may need to raise additional funds in order to:

•finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;

•develop or enhance our technological infrastructure and our existing products and services;

•fund strategic relationships;

•respond to competitive pressures; and

•acquire complementary businesses, technologies, products or services.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, depreciation of the dollar against other currencies, weather events and other natural or man‑made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, including China, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially adversely affect our business, financial condition and results of operations.

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

As of December 31, 2019, we had no derivative financial instruments to reduce our exposure to fuel price fluctuations.

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

In January 2016, the FMCSA proposed changes to the DOT’s safety rating system, which would determine unfit carriers on a monthly basis using roadside inspection data in addition to investigations and onsite reviews. This change was expected to significantly increase the number of carriers deemed unfit and potentially unable to continue to operate. In March 2017, in response to significant objection by the industry, the FMCSA withdrew the proposed changes but noted that new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such new rule could be implemented. New rulemaking related to the DOT’s safety rating system or changes to the CSA program that impacts our safety rating or CSA scores could materially adversely affect our results of operations. The FMCSA also recently announced plans to conduct a new study on the causation of certain crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules regarding safety and fitness in the U.S.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers will be required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective on January 4, 2017, with a compliance date of January 6, 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023.

In addition, other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016 and (ii) a rule setting forth minimum driver‑training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016 with a compliance date in February 2020 (FMCSA officials have recently reported, however, that they are delaying implementation of the final rule by two years). In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S.

Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and/or driver availability, either of which could materially adversely affect our business, financial condition and results of operations.

U.S. Congressional representatives also proposed a bill in 2019 that would pave the way for commercial drivers younger than 21 to drive tractors across state lines. This new bill, which would lower the age requirement of 21 to 18 for interstate commercial driving if certain requirements are met, received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all.

In March 2014, the U.S. Ninth Circuit Court of Appeals held that the application of California state wage and hour laws to interstate truck drivers is not pre-empted by U.S. federal law. The case was appealed to the U.S. Supreme Court, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stands. However, in December 2018, the FMCSA granted a petition filed by the American Trucking Associations and in doing so determined that federal law does pre-empt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups and multiple lawsuits have been filed in U.S. federal courts seeking to overturn the decision, and thus it’s uncertain whether it will stand. Current and future U.S. state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may vary significantly from U.S. federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws. Both of these issues are adversely impacting the Corporation and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. Legislation to preempt state and local wage and hour laws has been proposed in the past; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure, any of which could adversely affect our results of operations

The NHTSA, the EPA and certain states, including California, have adopted regulations that are aimed at reducing tractor emissions and/or increasing fuel economy of the equipment we use. Certain of these regulations are currently effective, with stricter emission and fuel economy standards becoming effective over the next several years. Other regulations have been proposed that would similarly increase these standards. The effects of these regulations have been and may continue to be increases in new tractor and trailer prices, additional parts and maintenance costs, impaired productivity and uncertainty as to the reliability of the newly designed diesel engines and the residual values of our equipment. Such effects could materially adversely affect our business, financial condition and results of operations.

Changes in existing regulations and implementation of new regulations, such as those related to trailer size limits, emissions and fuel economy, hours‑of‑service, mandating ELDs and drug and alcohol testing in Canada, the United States and Mexico, could increase capacity in the industry or improve the position of certain competitors, either of which could negatively impact pricing and volumes or require additional investments by us. The short and long term impacts of changes in legislation or regulations are difficult to predict and could materially adversely affect our results of operations.

Safety‑related evaluations and rankings under CSA could materially adversely affect our profitability and operations, our ability to maintain or grow our fleet and our customer relationships.

Under the CSA program, fleets are evaluated and ranked against their peers based on certain safety‑related standards. Carriers are grouped by category with other carriers that have a similar number of safety events (i.e. crashes, inspections, or violations) and carriers are ranked and assigned a rating percentile or score to prioritize them for interventions if they are above a certain threshold. As a result, our fleet could be ranked poorly as compared to peer carriers, which could have an adverse effect on our business, financial condition and results of operations.  We recruit and retain first‑time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driver recruitment by causing high‑quality drivers to seek employment with other carriers or limit the pool of available drivers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would materially adversely affect our business, financial condition and results of operations. In addition, future deficiencies could increase our insurance expenses. Additionally, competition for drivers with favorable safety backgrounds may increase, which could necessitate increases in driver‑related compensation costs. Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

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

In December 2015, Congress passed the FAST Act, which calls for significant CSA reform. The FAST Act directs the FMCSA to conduct studies of the scoring system used to generate CSA rankings to determine if it is effective in identifying high‑risk carriers and predicting future crash risk. This study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study.   Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds.  The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback.  Thus, it is unclear if, when and to what extent such changes to the CSA program will occur.  Additionally, with the FAST Act set to expire in September 2020, the U.S. Congress has noted its intent to consider a multiyear highway measure that would update the FAST Act, which could lead to further changes to the CSA program. Any changes that increase the likelihood of us receiving unfavorable scores could materially adversely affect our results of operations and profitability.

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

Our business is subject to the risk of litigation by employees, applicants, independent contractor drivers, customers, vendors, government agencies, stockholders and other parties through private actions, class actions, administrative proceedings, regulatory actions and other processes. Recently, we and several other trucking companies have been subject to lawsuits, including class action lawsuits, alleging violations of various federal and state wage and hour laws regarding, among other things, minimum wage, meal and rest periods, overtime eligibility and failure to pay for all hours worked. A number of these lawsuits have resulted in the payment of substantial settlements or damages by other carriers.

The outcome of litigation, particularly class action lawsuits, such as our pending wage and hour class action lawsuit, the independent contractor putative class action lawsuit and the putative class action lawsuits arising out of our IPO, and regulatory actions, is difficult to assess or quantify, and the magnitude of the potential loss relating to such lawsuits may remain unknown for substantial periods of time. See “Item 3. Legal Proceeding.” Additionally, the cost to defend litigation may also be significant. Not all claims are covered by our insurance (including wage and hour claims), and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our retention amounts, or cause increases in future premiums, the resulting expenses could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may be subject, and have been subject in the past, to litigation resulting from trucking accidents. The number and severity of litigation claims may be worsened by distracted driving by both truck drivers and other motorists. These lawsuits have resulted, and may result in the future, in the payment of substantial settlements or damages and increases of our insurance costs.

We are a defendant in putative class action lawsuits and a stockholder derivative lawsuit arising out of our IPO and we may be involved in additional litigation in the future. Such lawsuits could result in substantial costs and divert management's attention.

In 2018, a putative class action lawsuit alleging violations of federal securities laws was filed naming us and certain of our officers and directors as defendants. Plaintiffs also named as defendants the underwriters in our IPO. Since then, several other actions making substantially the same allegations have been filed. The plaintiffs in these lawsuits generally allege that our registration statement and prospectus related to our IPO contained materially false or misleading statements.  Additionally, one of these lawsuits alleges that the Company, its Chief Executive Officer and its Chief Financial Officer made false and/or misleading statements and/or material omissions in press releases, earnings calls, investor conferences, television interviews, and filings made with the SEC subsequent to our IPO. Furthermore, a stockholder derivative lawsuit was filed against five of our executives and our independent board members (the “Individual Defendants”), naming the Company as a nominal defendant. The complaint alleges that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with our IPO and that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to make such statements. The complaint alleges that the Company has been damaged by the alleged wrongful conduct as a result of, among other things, being subjected to the time and expense of the securities class action lawsuits that have been filed relating to our IPO.  In addition to a claim for alleged breach of fiduciary duties, the lawsuit alleges claims against the Individual Defendants for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets.

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

A significant portion of our revenue is generated from a small number of major customers, the loss of, or significant reduction of business with, one or more of which could have a material adverse effect on our business. For the year ended December 31, 2019, our top 25 customers, based on revenue, accounted for approximately 71.2% of our revenue; our top ten customers, approximately 55.3% of our revenue; our top five customers, approximately 40.4% of our revenue; and our largest customer, Walmart Inc., accounted for approximately 12.3% of our revenue, in each case, calculated excluding fuel surcharge. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which circumstances could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization or reduce the size of our fleet. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations and ability to meet our current and long‑term financial forecasts.

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

Our Brokerage segment is dependent upon the services of third‑party carriers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers’ freight and we do not employ the providers directly involved in delivering the freight. These third‑party providers may seek other freight opportunities and/or require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, new entrants with different business models, interruptions in service due to labor disputes, driver shortage, changes in regulations impacting transportation and changes in transportation rates.

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

Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. We currently do not expect to make any material acquisitions over the next few years, which could impede growth. If we do make acquisitions, we cannot assure that we will be successful in negotiating, consummating or integrating the acquisitions. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

•some of the acquired businesses may not achieve anticipated revenue, earnings or cash flows;

•we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;

•we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;

•acquisitions could disrupt our ongoing business, distract our management and divert our resources;

•we may experience difficulties operating in markets in which we have had no or only limited direct experience;

•	we may incur transactions costs and acquisition-related integration costs;

•we could lose customers, employees and drivers of any acquired company;

•we may incur additional indebtedness; and

•we may issue additional shares of our Class A common stock, which would dilute the ownership of our then‑existing stockholders.

We are subject to certain risks arising from our Mexican operations.

We have operations in Mexico, representing approximately $2.4 million of our revenue in 2019, excluding fuel surcharge. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico through a more variable cost model using third party carriers. As a result, we are subject to risks of doing business internationally, including fluctuations in foreign currencies, changes in the economic strength of Mexico, difficulties in enforcing contractual obligations and intellectual property rights, burdens of complying with a wide variety of international and U.S. export and import laws, economic sanctions and social, political and economic instability. We must also comply with applicable anti‑corruption and anti‑bribery laws such as the U.S. Foreign Corrupt Practices Act and local laws prohibiting corrupt payments to government officials. We cannot guarantee compliance with all applicable laws, and violations could result in substantial fines, sanctions, civil or criminal penalties, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations and our consolidated performance.

In addition, if we are unable to maintain our Free and Secure Trade (“FAST”), Business Alliance for Secure Commerce (“BASC”) and U.S. C‑TPAT certification statuses, we may have significant border delays, which could cause our Mexican operations to be less efficient than those of competitor truckload carriers also operating in Mexico that obtain or continue to maintain FAST, BASC and C‑TPAT certifications. We also face additional risks associated with our foreign operations, including restrictive trade policies and imposition of duties, taxes or government royalties imposed by the Mexican government, to the extent not preempted by the terms of the North American Free Trade Agreement (“NAFTA”) or its proposed replacement, the United-States-Mexico-Canada Agreement (“USMCA”), which has been ratified by the U.S. and Mexico, but must be ratified by Canada in order to go into effect. In addition, changes to NAFTA, USMCA (if ratified by Canada) or other treaties governing our business could materially adversely affect our international business.  It is also uncertain how the USMCA, if ratified by Canada, will impact foreign trade and our Mexican operations. Factors that substantially affect the operations of our business in Mexico may have a material adverse effect on our overall results of operations. Additionally, the management team for our Mexican operations is relatively small and each member of the management team has significant impact on the performance and results of our Mexican operations. The loss of one or more of the management members could have a negative effect on our Mexican revenue and results of operations and on our consolidated performance.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

Actions by the Trump administration have led to the imposition of tariffs on certain imported steel and aluminum. The implementation of these tariffs, as well as the imposition of additional tariffs or quotas or changes to certain trade agreements, including tariffs applied to goods traded between the United States and China, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.

The USMCA could also impact the amount, movement and patterns of freight we transport.

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

Additionally, the Department of Labor issued a final rule in 2016 raising the minimum salary basis exemption from overtime payments for executive, administrative and professional employees. The rule purported to increase the minimum salary from the current amount of $23,660 to $47,476 and aimed to count non‑discretionary bonus, commission and other incentive payments towards the minimum salary requirement. The rule was scheduled to go into effect on December 1, 2016. However, the rule was temporarily enjoined from going into effect in November 2016, and later invalidated in August 2017, after several states and business groups filed separate lawsuits against the Department of Labor challenging the rule. However, on January 1, 2020, a similar final rule adopted by the Department of Labor went into effect, raising the current minimum salary level for exempt employees from $455 per week, or $23,660 annually, to $684 per week, or $35,568 annually, and allowing for up to 10 percent of the standard salary level to come from non-discretionary bonuses and incentive payments (including commissions) that are paid at least annually. This rule, and any future rule similar to this rule that impacts the way we classify certain positions, increases our payment of overtime wages or increases the salaries we are required to pay to currently exempt employees to maintain their exempt status may have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2019, we had recorded goodwill of $57.7 million and other intangible assets of $27.2 million primarily as a result of certain customer relationships connected with certain acquisition‑related transactions and trade names. Goodwill represents the excess of the consideration paid by us over the estimated fair value of identifiable net assets acquired by us. We may never realize the full value of our goodwill or intangible assets. Any future determination requiring the write‑off of a significant portion of goodwill or other intangible assets would have a material adverse effect on our business, financial condition and results of operations.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, including those described above and the following:

•actual or anticipated fluctuations in our quarterly or annual financial results;

•the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•failure of industry or securities analysts to maintain coverage of us, changes in financial estimates or downgrades of our Class A common stock or our sector by any industry or securities analysts that follow us or our failure to meet such estimates;

•downgrades in our credit ratings or the credit ratings of our competitors;

•market factors, including rumors, whether or not correct, involving us or our competitors;

•unfavorable market reactions to allegations regarding the safety of our or our competitors' services and costs or negative publicity arising out of any potential litigation and/or government investigations resulting therefrom;

•fluctuations in stock market prices and trading volumes of securities of similar companies;

•sales or anticipated sales of large blocks of our Class A common stock;

•short selling of our Class A common stock by investors;

•limited "public float" in the hands of a small number of persons whose sales or lack of sales of our Class A common stock could result in positive or negative pricing pressure on the market price for our Class A common stock;

•our ability to satisfy our ongoing capital requirements and unanticipated cash needs or adverse market reaction to any additional indebtedness we may incur or securities we may issue in the future;

•additions or departures of key personnel;

•announcements of new commercial relationships, acquisitions or other strategic transactions, or entry into new markets or exit from markets by us or our competitors;

•failure of any of our initiatives, including our growth strategy, to achieve commercial success;

•regulatory or political developments;

•changes in accounting principles or methodologies;

•litigation or governmental investigations;

•negative publicity about us in the media and online; and

•general financial market conditions or events.

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

We previously identified four material weaknesses in our internal control over financial reporting. We have concluded that we have remediated three of such material weaknesses. If our remediation of the remaining material weakness is not effective, or if we identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

Prior to our IPO, we were not required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. Since our IPO, we have been required to comply with the SEC's rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which has required management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. We were required to make our first annual assessment of our internal controls over financial reporting pursuant to Section 404 (including an auditor attestation on management's internal controls report) in this Form 10-K.

As disclosed in Item 9A of this report, during the course of preparing for our IPO, we identified four material weaknesses in our internal control over financial reporting. As of December 31, 2019, we have concluded that we had remediated material weaknesses related to (i) the design of controls over income tax accounting (ii) evidential matter supporting the design and implementation of our controls and (iii) the control activities component of the Committee of Sponsoring Organizations of the Treadway Commission framework. However, as of December 31, 2019, we had a material weakness in our internal control over financial reporting related to a failure to maintain an effective control environment as a result of key information technology general controls being implemented in the quarter ending December 31, 2019, which did not allow an ample instances of control operations to determine operational effectiveness. Management believes additional time is needed to demonstrate the sustainability and effectiveness of the established controls before concluding on remediation of the material weakness. There is no assurance that we will effectively remediate the material weakness or that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we fail to effectively remediate the material weakness in our control environment, if we identify future material weaknesses in our internal controls over financial reporting, or if we are unable to comply with the demands that have been placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the NYSE, the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

The market price of our Class A common stock could decline as a result of (i) sales of a large number of shares of our Class A common stock, particularly sales by our directors, employees (including our executive officers) and significant stockholders, and (ii) a large number of shares of our Class A common stock being registered or offered for sale (including upon the conversion of Class B shares for Class A shares and the subsequent sale by the holders thereof). These sales, or the perception that these sales could occur, may depress the market price of our Class A common stock. Any shares of Class B common stock sold to non-family members will automatically convert to Class A common stock upon such sale. In addition to the sale of existing Class A shares, our charter does not limit the conversion of shares of Class B common stock into shares of Class A common stock upon transfer by the holders thereof and as a result, all of the shares of Class B common stock may be converted into shares of Class A common stock, which could have a negative effect on the market price of the outstanding shares of Class A common stock.

Additionally, entities affiliated with Mr. Max Fuller have negatively pledged 8,261,776 shares of Class B common stock as security for a loan, as well as the equity of the entities holding such shares. If the lender for such loan were to foreclose on the entities holding such shares and sell such shares into the market, it could result in (i) a decrease of the market price of the outstanding share of Class A stock, (ii) an increase volatility in the market price of the outstanding shares of Class A common stock and (iii) a change in control of the Company. Our Board of Directors has approved, subject to stockholder approval, an amendment to our Second Amended and Restated Articles of Incorporation ("Articles of Incorporation") that would allow trusts and entities affiliated with Messrs. Max Fuller and Eric Fuller and Ms. Lisa Pate to pledge shares of Class B common stock without automatic conversion to Class A common stock, in addition to their ability to pledge shares of Class B common stock individually without automatic conversion to Class A common stock. Accordingly, subject to approval by our Board of Directors, to the extent required by our Executive and Director Stock Ownership, Retention, and Anti-Hedging and Pledging Policy, all shares of Class B common stock would be eligible for pledging.

The dual class structure of our common stock has the effect of concentrating voting control with certain members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them), which limits or precludes the ability of other stockholders to influence corporate matters.

Our Class B common stock has five votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, Messrs. Max Fuller and Eric Fuller and Ms. Pate (collectively, the "Qualifying Stockholders") and certain trusts for the benefit of any of them or their family members or certain entities owned by any of them or their family members (collectively with the Qualifying Stockholders, the "Class B Stockholders"), hold approximately 70.2% of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class B common stock and Class A common stock, the Class B Stockholders collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 16.7% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future. The interests of the Class B Stockholders may conflict with the interests of our other stockholders, and they may take actions affecting us with which other stockholders disagree. For example, the Class B Stockholders could take actions that would have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to us and our stockholders. In addition, certain of the Class B Stockholders have been engaged from time to time in certain related party transactions with us. Further, Messrs. Eric Fuller and Max Fuller and Mses. Pate and Janice Fuller, the wife of Max Fuller, have entered into a voting agreement (the "Voting Agreement") under which each has granted a voting proxy with respect to the shares of Class B common stock subject to the voting agreement. Mr. Eric Fuller and Ms. Janice Fuller have initially designated Mr. Max Fuller as his or her proxy and Mr. Max Fuller and Ms. Pate have each initially designated Mr. Eric Fuller as his or her proxy. Accordingly, upon death or incapacity of any of Messrs. Eric Fuller or Max Fuller or Ms. Pate, voting control would remain concentrated with certain members of the Fuller and/or Quinn families.

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

The continued operation and growth of our business will require substantial funding. Accordingly, we do not currently expect to pay any cash dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, contractual restrictions, including restrictive covenants contained in our financing agreements, restrictions imposed by applicable law, capital requirements and other factors our Board of Directors deems relevant. Additionally, under our Credit Facility, we are restricted from paying cash dividends except in limited circumstances. Accordingly, in order for stockholders to realize a gain on their investment, the price of our common stock would need to increase, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.

Our Articles of Incorporation, our Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board of Directors or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board of Directors to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We own or lease administrative offices and truck terminals (which may include fleet operations, equipment maintenance, driver orientation/training, fuel station and equipment parking) throughout the continental United States, none of which are individually material.

ITEM 3.            LEGAL PROCEEDINGS

We are involved in various litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage and cargo damage involves varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us. Information relating to legal proceedings is included in Note 12 of the accompanying consolidated financial statements, and is incorporated herein by reference.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on The New York Stock Exchange, under the symbol “USX.”

Holders of Record

As of February 19, 2020, we had approximately eight stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 19, 2020, Messrs. Eric and Max Fuller and Ms.

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

Issuer Purchases of Equity Securities

We did not purchase any of our Class A or Class B common stock during the year ended December 31, 2019.

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

	As of December 31,
	2019	2018	2017	2016	2015
Operating revenues	$1,707,361	$1,804,915	$1,555,385	$1,451,205	$1,541,103
Income from operations (1)	26,070	78,906	28,608	27,731	47,613
Net income (loss) (2)	(3,043)	26,106	(3,937)	(15,974)	4,692
Net income (loss) attributable to controlling interest	(3,647)	24,899	(4,060)	(16,524)	4,102
Basic earnings (loss) per share	(0.07)	0.84	(0.64)	(2.59)	0.64
Diluted earnings (loss) per share	(0.07)	0.83	(0.64)	(2.59)	0.64
Operating ratio	98.5%	95.6%	98.2%	98.1%	96.9%

Total assets	1,140,109	910,487	820,571	639,431	776,495
Total debt, including finance lease obligations and current portion	394,821	424,566	605,538	431,022	488,390
Stockholders' equity (deficit)	230,836	238,387	(41,105)	(37,168)	(21,194)

(1)	During the 4th quarter of 2018, we incurred an impairment charge of $10.7 million related to our disposition of Xpress Internacional interest in January 2019
(2)	During the 4th quarter of 2019, we incurred an impairment charge of $6.8 million related to our note receivable from Arnold.

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

Overview

We believe we are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.7 billion in total operating revenue in 2019. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of December 31, 2019, our fleet consisted of approximately 6,900 tractors and approximately 15,500 trailers, including approximately 2,000 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network infrastructure is established and capable of handling significantly larger volumes without meaningful additional investment.

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. Over the last five years, we have recruited and developed new executive and operational management teams with significant industry experience and instilled a new culture of professional management. These changes, which are ongoing, were reflected in our 2018 and the first quarter of 2019 financial results where we delivered the highest earnings of any first quarter in the history of the Company. During the second through fourth quarters of 2019, the freight market we experienced was challenging driven by excess capacity as a result of more favorable market conditions in 2018. This supply-demand imbalance severely pressured spot pricing during this time, which adversely impacted parts of our business. We believe the pricing environment was further impacted by unprecedented and unsustainable rate competition from digital freight brokers. Looking forward over the longer term, we expect conditions to firm in the second half of 2020, as capacity slowly exits the market, including in response to the implementation of the Drug and Alcohol Clearinghouse in the first quarter of 2020, other regulatory constraints, and increasing insurance premiums that could cause smaller carriers to exit the market.  We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us very well to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders. For 2020 we are focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity between our Dedicated and Over-the-Road (“OTR”) service offerings. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order.

Total revenue for 2019 decreased by $97.6 million to $1.7 billion as compared to 2018. The decrease was primarily a result of a 23.5% decrease in Brokerage revenue to $185.9 million, and a $13.9 million decrease in fuel surcharge revenue partially offset by an increase in average tractors combined with increased miscellaneous revenue. Excluding the impact of fuel surcharge revenue, revenue decreased $83.6 million to $1.5 billion, a decrease of 5.2% as compared to the prior year. Our Mexico operations accounted for $2.4 million of our total operating revenue for 2019, compared to $53.4 million in 2018.

Operating income for 2019 was $26.1 million compared to the $78.9 million achieved in 2018. We delivered a 98.5% operating ratio for the year which is an increase relative to the 95.6% operating ratio reported in 2018. Our profitability declined largely as a result of the challenging market conditions described above. Our OTR fleet saw revenue per tractor per week decline 9.2% from $3,917 in 2018 to $3,558 in 2019. This degradation was partially offset by progress in our Dedicated fleet which saw revenue per tractor per week increase 7.8% to $4,007 in 2019 from 2018. In addition, driver pay increased approximately $0.05 cents per mile compared to the prior year as a result of inflation and lower utilization.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States. While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico through a more variable cost model using third party carriers. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

We are typically paid a predetermined rate per load or per mile for our Truckload services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities and other specialized services. Consistent with industry practice, our typical customer contracts (other than those contracts in which we have agreed to dedicate certain tractor and trailer capacity for use by specific customers) do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and trucking capacity. In our dedicated contract service offering, which comprised approximately 41.3% of our Truckload operating revenue, and approximately 42.1% of our Truckload revenue, before fuel surcharge, for 2019, we provide service under contracts with fixed terms, volumes and rates. Dedicated contracts are often used by our customers with high-service and high-priority freight, sometimes to replace private fleets previously operated by them.  We expect to grow our dedicated business as a percentage of our average tractors.

Generally, in our Truckload segment, we receive fuel surcharges on the miles for which we are compensated by customers. Fuel surcharge revenue mitigates the effect of price increases over a negotiated base rate per gallon of fuel; however, these revenues may not fully protect us from all fuel price increases. Our fuel surcharges to customers may not fully recover all fuel increases due to engine idle time, out-of-route miles and non-revenue generating miles that are not generally billable to the customer, as well as to the extent the surcharge paid by the customer is insufficient. The main factors that affect fuel surcharge revenue are the price of diesel fuel and the number of revenue miles we generate. Although our surcharge programs vary by customer, we generally attempt to negotiate an additional penny per mile charge for every five-cent increase in the U.S. Department of Energy’s (the “DOE”) national average diesel fuel index over an agreed baseline price. Our fuel surcharges are billed on a lagging basis, meaning we typically bill customers in the current week based on a previous week’s applicable index. Therefore, in times of increasing fuel prices, we do not recover as much as we are currently paying for fuel. In periods of declining prices, the opposite is true. Based on the current status of our empty miles percentage and the fuel efficiency of our tractors, we believe that our fuel surcharge recovery is effective.

The main factors that affect our operating revenue in our Truckload segment are the average revenue per mile we receive from our customers, the percentage of miles for which we are compensated and the number of shipments and miles we generate. Our primary measures of revenue generation for our Truckload segment are average revenue per loaded mile and average revenue miles per tractor per period, in each case excluding fuel surcharge revenue and revenue and miles from services in Mexico.

In our Truckload segment, our most significant operating expenses vary with miles traveled and include (i) fuel, (ii) driver-related expenses, such as wages, benefits, training and recruitment and (iii) costs associated with independent contractors (which are primarily included in the “Purchased transportation” line item). Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims. These expenses generally vary with the miles we travel, but also have a controllable component based on safety, fleet age, efficiency and other factors. Our main fixed costs include vehicle rent and depreciation of long-term assets, such as revenue equipment and service center facilities, the compensation of non-driver personnel and other general and administrative expenses.

Our Truckload segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of operating leases and secured financing to acquire tractors and trailers, which we refer to as revenue equipment. When we finance revenue equipment acquisitions with operating leases, we record an operating lease right of use asset and an operating lease liability on our consolidated balance sheet, and the lease payments in respect of such equipment are reflected in our consolidated statement of comprehensive income (loss) in the line item “Vehicle rents.” When we finance revenue equipment acquisitions with secured financing, the asset and liability are recorded on our consolidated balance sheet, and we record expense under “Depreciation and amortization” and “Interest expense.” Typically, the aggregate monthly payments are similar under operating lease financing and secured financing. We use a mix of finance leases and operating leases with individual decisions being based on competitive bids, tax projections and contractual restrictions. We expect our vehicle rents, depreciation and amortization and interest expense will be impacted by changes in the percentage of our revenue equipment acquired through operating leases versus equipment owned or acquired through finance leases. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.

Approximately 28% of our total tractor fleet was operated by independent contractors at December 31, 2019. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass-through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

Our Brokerage segment does not require significant capital expenditures and is not asset-intensive like our Truckload segment.

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

A summary of our revenue generated by type for the periods indicated is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Revenue, before fuel surcharge	$1,538,450	$1,622,083
Fuel surcharge	168,911	182,832
Total operating revenue	$1,707,361	$1,804,915

For 2019, our total operating revenue decreased by $97.6 million, or 5.4%, compared to 2018, and our revenue, before fuel surcharge decreased by $83.6 million, or 5.2%. Our Mexico operations accounted for $2.4 million of our total operating revenue for 2019, compared to $53.4 million in 2018. The primary factors driving the decreases in total operating revenue and revenue, before fuel surcharge, excluding our Mexico operations, were decreased volumes and pricing in our Brokerage segment, decreased fuel surcharge revenues and decreased miles per tractor in our Truckload segment partially offset by increased average tractors combined with increased miscellaneous revenues.

A summary of our revenue generated by segment for the periods indicated is as follows:

	Year Ended December 31,
	2019	2018
	(in thousands)
Truckload revenue, before fuel surcharge	$1,352,583	$1,379,266
Fuel surcharge	168,911	182,832
Total Truckload operating revenue	1,521,494	1,562,098
Brokerage operating revenue	185,867	242,817
Total operating revenue	$1,707,361	$1,804,915

In 2018, our operations in Mexico represented approximately 3%, of our revenue, excluding fuel surcharge. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we expect to have business to and from Mexico through a more variable cost model using third party carriers.

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge and excluding miles from services in Mexico, for the periods indicated. Average tractors, average company-owned tractors and average independent contractor tractors exclude tractors in Mexico.

	Year Ended
	December 31,
	2019	2018
Over the road
Average revenue per tractor per week	$3,558	$3,917
Average revenue per mile	$1.949	$2.041
Average revenue miles per tractor per week	1,825	1,919
Average tractors	3,712	3,562
Dedicated
Average revenue per tractor per week	$4,007	$3,717
Average revenue per mile	$2.375	$2.259
Average revenue miles per tractor per week	1,687	1,645
Average tractors	2,727	2,701
Consolidated
Average revenue per tractor per week	$3,748	$3,831
Average revenue per mile	$2.122	$2.127
Average revenue miles per tractor per week	1,767	1,801
Average tractors	6,439	6,263

For 2019, our Truckload revenue, before fuel surcharge decreased by $26.7 million, or 1.9%, compared to 2018. Our Mexico operations accounted for $2.4 million of our Truckload revenue for 2019, compared to $53.4 million in 2018. The primary factors driving the changes in Truckload revenue, excluding Mexico operations, were a  1.9% decrease in average revenue miles per tractor and a slight decrease in revenue per loaded mile primarily due to a greater than 30% decrease in spot rates partially offset by an approximate 4.5% increase in our contractual rate, an increase of $16.5 million in miscellaneous revenue, and a 2.8% increase in average available tractors. Fuel surcharge revenue decreased by $13.9 million, or 7.6%, to $168.9 million, compared with $182.8 million in 2018. The DOE national weekly average fuel price per gallon averaged approximately $0.12 per gallon lower for 2019 compared to 2018. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices offset by a slight increase in revenue miles compared to 2018.

The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,
	2019	2018
Gross margin percentage	12.9%	13.4%

For 2019, our Brokerage revenue decreased by $57.0 million, or 23.5%, compared to 2018. The primary factors driving the decrease in Brokerage revenue were a 15.1% decrease in load count combined with a 9.8% decrease in average revenue per load. We experienced a decrease in our gross margin to 12.9% in 2019, compared to 13.4% in 2018. During the fourth quarter of 2019 we experienced pressure on our Brokerage gross margins as a result of capacity tightening,  which increased our cost on a per load basis.  Additionally, in an effort to increase our truckload rate per mile, we procured contractual business at prices that were at a premium to the spot market but a discount to current contractual rates.  The combination of lower revenue per load with a higher cost per load due to these two factors led to a decrease in gross margins.  We anticipate continued pressure on our brokerage gross margins in 2020.

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

The following is a summary of our salaries, wages and benefits for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Salaries, wages and benefits	$530,885	$535,994
% of total operating revenue	31.1%	29.7%
% of revenue, before fuel surcharge	34.5%	33.0%

For 2019, salaries, wages and benefits decreased $5.1 million, or 1.0%, compared with 2018. Our Mexican operations accounted for $0.5 million in salaries, wages and benefits in 2019, compared to $12.1 million in 2018. Our driver wages increased slightly due to increased driver pay on a per mile basis as a result of higher incentive-based pay and lower utilization as compared to 2018. In addition to the decrease related to our Mexico operations, during 2019 we also had decreases related to $6.4 million of lower compensation expense related to the payout of our stock appreciation rights and IPO bonuses during the second quarter of 2018 offset by the $4.0 million gain on life insurance in the third quarter of 2018. During 2019, our group health and workers’ compensation expense increased approximately 5.6%, due to increased group health claims expense offset by positive trends in our workers’ compensation claims compared to 2018. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Fuel and fuel taxes	$189,800	$227,525
% of total operating revenue	11.1%	12.6%
% of revenue, before fuel surcharge	12.3%	14.0%

For 2019, fuel and fuel taxes decreased $37.7 million, or 16.6%, compared with 2018. The decrease in fuel and fuel taxes was primarily the result of a 5.4% decrease in company driver miles, a $10.6 million decrease due to the divesture of our Mexico business, a 3.3% increase in our average miles per gallon and the DOE fuel price per gallon decrease of 3.8% compared to 2018.

To measure the effectiveness of our fuel surcharge program, we calculate “net fuel expense” by subtracting fuel surcharge revenue (other than the fuel surcharge revenue we reimburse to independent contractors, which is included in purchased transportation) from our fuel expense. Our net fuel expense as a percentage of revenue, before fuel surcharge, is affected by the cost of diesel fuel net of surcharge collection, the percentage of miles driven by company tractors and our percentage of non-revenue generating miles, for which we do not receive fuel surcharge revenues. Net fuel expense as a percentage of revenue, before fuel surcharge, is shown below:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Total fuel surcharge revenue	$168,911	$182,832
Less: fuel surcharge revenue reimbursed to independent contractors	46,862	41,898
Company fuel surcharge revenue	$122,049	$140,934
Total fuel and fuel taxes	$189,800	$227,525
Less: company fuel surcharge revenue	122,049	140,934
Net fuel expense	$67,751	$86,591
% of total operating revenue	4.0%	4.8%
% of revenue, before fuel surcharge	4.4%	5.3%

For 2019, net fuel expense decreased $18.8 million, or 21.8%, compared with 2018. During 2019, the decrease in net fuel expenses was primarily the result of a $10.6 million decrease due to the divesture of our Mexico business, a 5.4% decrease in company driver miles, and a 3.3% increase in average miles per gallon, offset by increased fuel surcharge paid to independent contractors. Independent contractors accounted for 27.3% of the average tractors available compared to 22.1% in 2018. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, the percentage of revenue generated by team‑driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

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

The following is a summary of our vehicle rents and depreciation and amortization for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Vehicle rents	$80,064	$78,639
Depreciation and amortization, net of (gains) losses on sale of property	94,337	97,954
Vehicle rents and depreciation and amortization of property and equipment	$174,401	$176,593
% of total operating revenue	10.2%	9.8%
% of revenue, before fuel surcharge	11.3%	10.9%

For 2019, vehicle rents increased $1.4 million, or 1.8%, compared to 2018. The increase in vehicle rents was primarily due to increased trailers financed under operating leases compared to 2018. Depreciation and amortization decreased $3.6 million, or 3.7%, compared to 2018. The decrease in depreciation and amortization is primarily due to a decrease in loss on sale of property and equipment of $3.3 million compared to 2018. This reduction in our loss was primarily the result of a $2.7 million gain related to the sale of our Laredo terminal and a $1.2 million gain related to a sale leaseback transaction.  Both of these transactions were executed in the fourth quarter of 2019. Looking forward to 2020, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $140.0 to $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant. The balance of our equipment procurement will be funded through operating leases.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Purchased transportation	$481,589	$481,945
% of total operating revenue	28.2%	26.7%
% of revenue, before fuel surcharge	31.3%	29.7%

For 2019, purchased transportation decreased $0.3 million, or 0.1%, compared to 2018. The change in purchased transportation was primarily due to a $57.0 million decrease in Brokerage revenue partially offset by a 27.1% increase in average independent contractors and a $5.0 million increase in fuel surcharge reimbursement to independent contractors as compared to 2018.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Purchased transportation	$481,589	$481,945
Less: fuel surcharge revenue reimbursed to independent contractors	46,862	41,898
Purchased transportation, net of fuel surcharge reimbursement	$434,727	$440,047
% of total operating revenue	25.5%	24.4%
% of revenue, before fuel surcharge	28.3%	27.1%

For 2019, purchased transportation, net of fuel surcharge reimbursement, decreased $5.3 million, or 1.2%, compared to 2018. This decrease was primarily due to the $57.0 million decrease in Brokerage revenue offset by the 27.1% increase in average independent contractors compared to 2018. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third‑party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry‑wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third‑party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our recent success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

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

The following is a summary of our operating expenses and supplies for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Operating expenses and supplies	$118,394	$118,064
% of total operating revenue	6.9%	6.5%
% of revenue, before fuel surcharge	7.7%	7.3%

For 2019, operating expenses and supplies increased $0.3 million, or 0.3%, compared to  2018. Our Mexican operations accounted for $0.3 million in operating expenses and supplies in 2019, compared to $6.9 million in 2018. The primary factors driving the increase in operating expenses and supplies excluding our Mexico operations were increased driver hiring and recruiting costs and other operational expenses.

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

The following is a summary of our insurance premiums and claims expense for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
Insurance premiums and claims	$88,959	$85,075
% of total operating revenue	5.2%	4.7%
% of revenue, before fuel surcharge	5.8%	5.2%

For 2019, insurance premiums and claims increased $3.9 million, or 4.6%, compared to 2018. Insurance premiums and claims increased primarily due to increased physical damage claims primarily as a result of adverse weather in the first quarter of 2019 as compared to 2018. During the fourth quarter of 2017, we began installing event recorders on our tractors, and we had installed event recorders in substantially all of our tractors in our fleet as of the second quarter of 2018. We believe we have an opportunity to reduce our insurance and claims expense over time as a result of 1) having completed the installation of event recorders in 2018, 2) the successful launch of our redeveloped driver training facilities, and 3) our decision to implement hair follicle testing for all of our drivers in the fourth quarter of 2019. While we have not yet seen measurable financial results from these initiatives, we believe our increase in expense in 2019 relative to 2018 would have been greater absent the combination of the above initiatives.

General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Year Ended December 31,
	2019	2018
	(dollars in thousands)
General and other operating expenses	$75,317	$66,412
% of total operating revenue	4.4%	3.7%

% of revenue, before fuel surcharge	4.9%	4.1%

For 2019, general and other operating expenses increased $8.9 million, or 13.4%, compared to 2018. General and other expenses increased primarily due to higher driver hiring costs combined with increased professional and administrative costs partially offset by $5.1 million in lower expenses related to the divesture of our Mexico business. We expect general and other operating expenses to increase in the future due in part to higher driver recruiting costs related to continued tightening of the driver market.

Impairment of Equity Method Investments and Note Receivable

During 2019, we converted $5.0 million of Arnold receivables to a note receivable and advanced an additional $2.0 million. In the fourth quarter of 2019, we recorded an impairment charge of $6.8 million as the collectability of the note is remote.

Interest

Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees and purchase commitment interest related to our obligation to acquire the remaining equity interest in Xpress Internacional. In January 2019, we sold our equity interest in Xpress Internacional and were relieved of this obligation.

The following is a summary of our interest expense for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Interest expense, excluding non-cash items	$21,000	$33,330
Original issue discount and deferred financing amortization	635	1,728
Purchase commitment interest	—	(192)
Interest expense, net	$21,635	$34,866

For 2019, interest expense decreased $13.2 million, primarily due to 2019 reflecting a full year of our new capital structure which resulted from our IPO in June 2018 as compared to 2018 which reflected only six months of the new capital structure. In addition, during 2019 we had decreased equipment and revolver borrowings combined with lower interest rates related to our term loan compared to 2018.

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

We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and strategically expand our fleet. During 2020, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 miles. Additionally, we expect to replace our tractor lease maturities with a mix of owned and leased replacements as we convert a portion of our leased tractors to owned. As a result of our 2020 replacement cycle, we expect the average age of our tractor fleet to decline to approximately 1.6 years as we exit the year. Our mix of owned and leased equipment may vary over time due to tax treatment, financing options and flexibility of terms, among other factors.

We believe we can fund our expected cash needs, including debt repayment, in the short‑term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long‑term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures but are recorded as operating lease liabilities on our balance sheet. The availability of financing and equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.

Sources of Liquidity

Credit Facility

In June 2018, we entered into a  credit facility that contained a $150.0 million revolving facility and a $200.0 million term facility. At December 31, 2019, the revolving facility had issued collateralized letters of credit in the face amount of $32.7 million, with $0 borrowings outstanding and $117.3 million available to borrow and the term facility had $150.0 million outstanding. Our former credit facility  was set to mature on June 18, 2023.

On January 28, 2020, we entered into the Credit Facility and contemporaneously with the funding of the Credit Facility paid off obligations under our then existing credit facility and terminated such facility. The Credit Facility is a $250.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million.

The Credit Facility is a five-year facility scheduled to terminate on January 28, 2025.  Borrowings under the Credit Facility are classified as either “base rate loans” or “eurodollar rate loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) LIBOR plus 1.00% plus an applicable margin that is set at 0.50% through June 30, 2020 and adjusted quarterly thereafter between 0.25% and 0.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  Eurodollar rate loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through June 30, 2020 and adjusted quarterly thereafter between 1.25% and 1.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  The Credit Facility includes, within its $250.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $75.0 million and a swingline sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, excluding, among other things, any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million.

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and other indebtedness.

See Notes 9 and 10 to the accompanying consolidated financial statements for additional disclosures regarding our debt and leases, respectively.

Cash Flows

Our summary statements of cash flows for the periods indicated are set forth in the table below:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$103,749	$112,347
Net cash used in investing activities	(81,630)	(166,089)
Net cash (used in) provided by financing activities	(38,108)	66,186

Operating Activities

For 2019, we generated cash flows from operating activities of $103.7 million, a decrease of $8.6 million compared to 2018. The decrease was due primarily to a $47.5 million decrease in net income adjusted for noncash items, partially offset by a $31.4 decrease in our operating assets and liabilities and a $7.5 million interest paid in kind decrease. Our operating assets and liabilities decreased $31.4 million during 2019, as compared to 2018, due in part to increased accounts receivable collections, and decreased payments for accounts payable and other accrued liabilities partially offset by an increase in accrued wages and benefit payments related to timing of payments. Our net income adjusted for noncash items decreased in part due to decreased revenue per tractor, decreased gross margins within our Brokerage segment combined with increased driver wages and equipment costs partially offset by decreased interest expense.

Investing Activities

For 2019, net cash flows used in investing activities were $81.6 million, a decrease of $84.5 million compared to 2018. This decrease is primarily the result of decreased equipment purchases as compared to 2018 combined with increased proceeds from sale of property and equipment. During the fourth quarter of 2019, we received proceeds in the amount of $31.6 million related to a terminal sale and a sale leaseback transaction. We expect our net capital expenditures for calendar year 2020 will approximate $140.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on our line of credit and secured debt financing.

Financing Activities

For 2019, net cash flows used in financing activities were $38.1 million, compared to $66.2 million provided by financing activities in 2018. The change is primarily due to increased debt repayments in excess of debt borrowings and IPO funds combined with the purchase of the remaining 10% of Total Transportation for $8.7 million as compared to the same period in 2018. During June of 2018, we completed our IPO and received approximately $246.6 million in cash net of expenses. The proceeds from the IPO were primarily used to pay down existing debt resulting in a net decrease of $236.2 million

Working Capital

As of December 31, 2019, we had a working capital deficit of $48.8 million, representing a $70.1 million decrease in our working capital from December 31, 2018. Our current liabilities increased by $69.9 million as a result of the adoption of the new lease standard. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and the current portion of our operating lease liability as of December 31, 2019, we had a working capital surplus of $36.8 million, compared with a working capital surplus of $83.3 million at December  31, 2018. Excluding only the balloon payments included in current maturities of debt, we had a working capital deficit of $33.0 million at December  31, 2019. The decrease in working capital was a result of decreased receivables and assets held for sale combined with increased accounts payable, claims and insurance accruals and current maturities of long term debt excluding balloon payments. Assets held for sale decreased primarily due to the divesture of Xpress Internacional in January 2019.

Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing or finance leases and who use operating leases. When we finance revenue equipment through borrowing or finance leases, the principal amortization scheduled for the next twelve months is categorized as a current liability, although the revenue equipment is classified as a long-term asset. Consequently, each purchase of revenue equipment financed with borrowing or finance leases decreases working capital. Similarly, our operating lease right of use assets are classified as long-term, while a portion of the corresponding lease liabilities are classified as a current liability. We believe a working capital deficit has little impact on our liquidity. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, installment notes, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total
	(in thousands)
Long‑term debt obligations(1)	$91,597	$129,216	$189,403	$24,459	$434,675
Finance lease obligations(2)	5,217	5,504	1,720	—	12,441
Operating lease obligations(3)	80,627	130,872	63,834	35,523	310,856
Purchase obligations(4)	111,203	—	—	—	111,203
Other obligations(5)	1,023	—	—	—	1,023
Total contractual obligations(6)	$289,667	$265,592	$254,957	$59,982	$870,198

(1)Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to December 31, 2019.

(2)Including interest obligations on finance lease obligations.

(3)We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through December 2034. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $91.5 million at December 31, 2019. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)We had commitments outstanding at December 31, 2019 to acquire revenue equipment. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)Represents a commitment to fund the remaining purchase price of a small truckload carrier we acquired in 2017.

(6)Excludes deferred taxes and long or short-term portion of self-insurance claims accruals.

Off-Balance Sheet Arrangements

The Company has letters of credit of $32.7 million outstanding as of December 31, 2019. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at December 31, 2019 to acquire revenue equipment for approximately $111.2 million in 2020. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

Recognition of Revenue

We adopted ASU 2014-09 effective January 1, 2018 by using the modified retrospective transition approach and recognizing the cumulative effect of the change in retained earnings for all contracts. The primary impact of adopting Accounting Standards Codification (“ASC”) 606 is the earlier recognition of revenue for loads that are in route as of the balance sheet date. Under previous GAAP, we recognized revenue and direct costs when shipments were delivered. Under ASC 606, we are required to recognize revenue and related direct costs over time as the shipment is being delivered. The adoption of ASC 606 resulted in a positive cumulative adjustment to opening equity of approximately $1.5 million.

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

Certain incremental revenue-related costs associated with obtaining a contract are capitalized. The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Capitalized start-up costs are immaterial to us for all periods presented.

Through our Brokerage operations, we outsource the transportation of the loads to third-party carriers. We are a principal in these arrangements, and therefore records revenue associated with these contracts on a gross basis. We have the primary responsibility to meet the customer’s requirements. We invoice and collect from our customers and also maintain discretion over pricing. Additionally, we are responsible for selection of third-party transportation providers to the extent used to satisfy customer freight requirements.

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

Periodically, we evaluate the useful lives and salvage values of our revenue equipment and other long-lived assets based upon, but not limited to, our experience with similar assets including gains or losses upon dispositions of such assets, conditions in the used equipment market and prevailing industry practices. Changes in useful lives or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material impact on our financial results. Further, if our equipment manufacturer does not perform under the terms of the agreements for guaranteed trade-in values, such non-performance could have a materially negative impact on financial results. We review our property and equipment whenever events or circumstances indicate the carrying amount of the asset may not be recoverable. An impairment loss equal to the excess of carrying amount over fair value would be recognized if the carrying amount of the asset is not recoverable.

Goodwill and Other Intangible Assets

When testing for goodwill impairment, we first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on the qualitative review, that it is more likely than not that its fair value is less than its carrying amount. Current guidance includes events and circumstances for us to consider when conducting the qualitative assessment. In the fourth quarter of 2019, we evaluated goodwill using the qualitative factors prescribed to determine whether to perform the two-step quantitative goodwill impairment test. The assessment of qualitative factors requires judgment, including identification of reporting units, evaluation of macroeconomic conditions, analysis of industry and market conditions, measurement of cost factors and identification of entity-specific events (such as financial performance).

Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset. The Company’s trade names have an indefinite life. In 2013, we adopted ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which allows companies to waive comparing the fair value of indefinite-lived intangible assets to their carrying amounts in assessing the recoverability of these assets if, based on qualitative factors, it is more likely than not that the fair value of the indefinite-lived intangible assets is greater than their carrying amounts. In the fourth quarter of 2019, the Company performed the qualitative assessment of its indefinite-lived intangible assets and concluded it was more likely than not that the fair value of each of the assets is greater than its carrying amount. Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.

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

Workers’ compensation and liability claims are particularly subject to a significant degree of uncertainty due to the potential for growth and development of the claims over time. Claims and insurance reserves related to workers’ compensation and liability are estimated by a third-party actuary and we refer to these estimates in establishing the reserve. Liability reserves are estimated based on historical experience and trends, the type and severity of individual claims and assumptions about future costs. Further, in establishing the workers’ compensation and liability reserves, we must take into account and estimate various factors, including, but not limited to, assumptions concerning the nature and severity of the claim, the effect of the jurisdiction on any award or settlement, the length of time until ultimate resolution, inflation rates in health care and in general, interest rates, legal expenses and other factors. Our actual experience may be different than our estimates, sometimes significantly. Changes in assumptions made in actuarial studies could potentially have a material effect on the provision for workers’ compensation and liability claims. Additionally, if any claim were to exceed our coverage limits, we would have to accrue for and pay the excess amount, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Lease Accounting Transactions

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

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

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

We are exposed to variable interest rate risk principally from our Credit Facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2019, we had net borrowings totaling $396.0 million comprised of $150.0 million of variable rate borrowings and $246.0 million of fixed rate borrowings. Accordingly, holding other variables constant (including borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our consolidated financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2019, together with the related notes, and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm as of December 31, 2019 and 2018, for each of the three years in the period ended December 31, 2019 are set forth at pages 59 through 92 elsewhere in this report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Xpress Enterprises, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income (loss), of stockholders' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to ineffective information technology general computer controls with respect to program development, change management, computer operation, and user access to programs and data.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

Birmingham, Alabama

March 4, 2020

We have served as the Company’s auditor since 2015.

U.S. Xpress Enterprises, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31,	December 31,
(in thousands, except share amounts)	2019	2018
Assets
Current assets
Cash and cash equivalents	$5,687	$9,892
Customer receivables, net of allowance of $63 and $59 at December 31, 2019 and December 31, 2018, respectively	183,706	190,254
Other receivables	15,253	20,430
Prepaid insurance and licenses	11,326	11,035
Operating supplies	7,193	7,324
Assets held for sale	17,732	33,225
Other current assets	15,831	13,374
Total current assets	256,728	285,534
Property and equipment, at cost	880,101	898,530
Less accumulated depreciation and amortization	(388,318)	(379,813)
Net property and equipment	491,783	518,717
Other assets
Operating lease right of use assets	276,618	—
Goodwill	57,708	57,708
Intangible assets, net	27,214	28,913
Other	30,058	19,615
Total other assets	391,598	106,236
Total assets	$1,140,109	$910,487
Liabilities and Stockholder's Equity
Current liabilities
Accounts payable	$68,918	$63,808
Book overdraft	1,313	—
Accrued wages and benefits	24,110	24,960
Claims and insurance accruals, current	51,910	47,442
Other accrued liabilities	9,127	8,120
Liabilities associated with assets held for sale	—	6,856
Current portion of operating lease liabilities	69,866	—
Current maturities of long-term debt and finance leases	80,247	113,094
Total current liabilities	305,491	264,280
Long-term debt, net of current maturities	315,797	312,819
Less unamortized discount and debt issuance costs	(1,223)	(1,347)
Net long-term debt	314,574	311,472
Deferred income taxes	20,692	19,978
Long-term liabilities associated with assets held for sale	—	8,353
Other long-term liabilities	5,249	7,713
Claims and insurance accruals, long-term	56,910	60,304
Noncurrent operating lease liabilities	206,357	—
Commitments and contingencies (Note 12)	—	—
Stockholders' Equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively, 33,314,141 and 32,859,292 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	333	329
Common stock Class B, $.01 par value, 35,000,000 authorized at December 31, 2019 and December 31, 2018, respectively, 15,687,101 and 15,486,560 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	157	155
Additional paid-in capital	250,700	251,742
Accumulated deficit	(20,982)	(17,335)
Stockholders' equity	230,208	234,891
Noncontrolling interest	628	3,496
Total stockholders' equity	230,836	238,387
Total liabilities, redeemable restricted units and stockholders' equity	$1,140,109	$910,487

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2019, 2018 and 2017

(in thousands, except per share amounts)	2019	2018	2017
Operating revenue
Revenue, before fuel surcharge	$1,538,450	$1,622,083	$1,417,173
Fuel surcharge	168,911	182,832	138,212
Total operating revenue	1,707,361	1,804,915	1,555,385
Operating expenses
Salaries, wages, and benefits	530,885	535,994	543,735
Fuel and fuel taxes	189,800	227,525	219,515
Vehicle rents	80,064	78,639	74,377
Depreciation and amortization, net of (gain) loss on sale of property	94,337	97,954	93,369
Purchased transportation	481,589	481,945	308,624
Operating expenses and supplies	118,394	118,064	126,700
Insurance premiums and claims	88,959	85,075	77,430
Operating taxes and licenses	13,849	14,133	13,769
Communications and utilities	8,928	9,575	7,683
General and other operating expenses	75,317	66,412	61,575
Gain on sale of subsidiary	(831)	—	—
Impairment of assets held for sale	—	10,693	—
Total operating expenses	1,681,291	1,726,009	1,526,777
Operating income	26,070	78,906	28,608
Other expense (income)
Interest expense, net	21,635	34,866	49,758
Early extinguishment of debt	—	7,753	—
Impairment of equity method investments or note receivable	6,793	1,804	—
Equity in loss of affiliated companies	270	381	1,350
Other, net	26	136	(1,376)
	28,724	44,940	49,732
Income (loss) before income tax provision	(2,654)	33,966	(21,124)
Income tax provision (benefit)	389	7,860	(17,187)
Net total and comprehensive income (loss)	(3,043)	26,106	(3,937)
Net total and comprehensive income (loss) attributable to noncontrolling interest	604	1,207	123
Net total and comprehensive income (loss) attributable to controlling interest	$(3,647)	$24,899	$(4,060)
Earnings (loss) per share
Basic earnings (loss) per share	$(0.07)	$0.84	$(0.64)
Basic weighted average shares outstanding	48,788	29,470	6,385
Diluted earnings (loss) per share	$(0.07)	$0.83	$(0.64)
Diluted weighted average shares outstanding	48,788	30,133	6,385

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2019, 2018 and 2017

			Additional		Non	Total	Redeemable
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'	Restricted
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity (Deficit)	Units
Balances at December 31, 2016	$64	—	$1	$(39,399)	$2,166	$(37,168)	$3,131
Amortization of restricted stock	—	—	—	—	—	—	673
Dividend of repurchased membership units	—	—	—	—	—	—	(523)
Net income (loss)	—	—	—	(4,060)	123	(3,937)	—
Balances at December 31, 2017	$64	$—	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	—	—	1,856	—	—	1,856	391
Adoption of ASC 606	—	—	—	1,459	—	1,459	—
Cancel 6,384,877 US Xpress Enterprises shares	(64)	—	—	64	—	—	—
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	—	(11)	(149)	—	—	—
Issuance of 15,486,560 shares of Class B Stock in Reorganization	—	155	(6)	(149)	—	—	—
Transfer from temporary equity to permanent equity	—	—	3,455	—	—	3,455	(3,455)
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	167	—	246,449	—	—	246,616	—
Vesting of restricted stock	2	—	(2)	—	—	—	—
Dividend of repurchased membership units	—	—	—	—	—	—	(217)
Net income	—	—	—	24,899	1,207	26,106	—
Balances at December 31, 2018	329	155	251,742	(17,335)	3,496	238,387	—
Share based compensation	—	—	3,846	—	—	3,846	—
Vesting of restricted stock	3	2	(49)	—	—	(44)	—
Issuance of common stock under ESPP	1	—	348	—	—	349	—
Purchase of noncontrolling interest	—	—	(5,187)		(3,472)	(8,659)
Net income (loss)	—	—	—	(3,647)	604	(3,043)	—
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836	$—

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Cash Flows

December 31, 2019, 2018 and 2017

	Year Ended
	December 31,
(in thousands)	2019	2018	2017
Operating activities
Net income (loss)	$(3,043)	$26,106	$(3,937)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Early extinguishment of debt	—	7,753	—
Impairments of assets held for sale and equity method investments and note receivable	6,793	12,497	—
Equity in loss of affiliated companies	270	381	1,350
Deferred income tax provision (benefit)	714	5,691	(20,156)
Depreciation and amortization	90,484	90,831	91,340
Losses on sale of equipment	3,853	7,123	2,029
Share based compensation	3,846	2,248	673
Other	660	(2,360)	2,067
Interest paid-in-kind	—	(7,516)	1,452
Gain on sale of subsidiary	(831)	—	—
Changes in operating assets and liabilities:
Receivables	7,149	(8,972)	(32,051)
Prepaid insurance and licenses	(3,294)	(4,006)	45
Operating supplies	70	725	(510)
Other assets	(7,790)	(3,438)	(529)
Accounts payable and other accrued liabilities	5,572	(21,020)	41,930
Accrued wages and benefits	(704)	6,304	1,691
Net cash provided by operating activities	103,749	112,347	85,394
Investing activities
Payments for purchases of property and equipment	(151,751)	(223,939)	(240,417)
Proceeds from sales of property and equipment	77,966	55,370	32,183
Acquisition of business	—	—	(2,219)
Other	(2,000)	2,480	(758)
Sale of subsidiary, net of cash	(5,845)	—	—
Net cash used in investing activities	(81,630)	(166,089)	(211,211)
Financing activities
Borrowings under lines of credit	107,300	292,332	387,973
Payments under lines of credit	(107,300)	(321,665)	(358,640)
Borrowings under long-term debt	106,341	362,013	224,102
Payments of long-term debt	(136,228)	(504,180)	(118,834)
Payments of financing costs and original issue discount	(190)	(4,166)	(5,844)
Proceeds from IPO, net of issuance costs	—	246,616	—
Payments of long-term consideration for business acquisition	(990)	(1,010)	—
Purchase of noncontrolling interest	(8,659)	—	—
Tax withholding related to net share settlement of restricted stock awards	(44)	—	—
Proceeds from issuance of common stock under ESPP	349	—	—
Repurchase of membership units	—	(217)	(523)
Book overdraft	1,313	(3,537)	3,537
Net cash (used in) provided by financing activities	(38,108)	66,186	131,771
Cash included in assets held for sale	11,784	(11,784)	—
Net change in cash and cash equivalents	(4,205)	660	5,954
Cash and cash equivalents
Beginning of year	9,892	9,232	3,278
End of period	$5,687	$9,892	$9,232
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$21,136	$47,406	$44,073
Cash paid (refunded) during the year for income taxes	58	1,603	(208)
Supplemental disclosure of significant noncash investing and financing activities
Lease conversion	$—	$—	$34,169
Finance lease additions	—	439	1,505
Finance lease extinguishments	40	1,146	222
Assumption of debt	—	—	5,377
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	7,109	—	—

Financing costs accrued in accounts payable	—	—	1,162
Property and equipment amounts accrued in accounts payable	3,552	1,213	1,196
Uncollected proceeds from asset sales	62	2,671	424

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

Assets Held for Sale

Assets held for sale are comprised primarily of revenue equipment no longer being utilized in continuing operations which are available and ready for sale.  Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value or fair market value less selling costs.  The Company expects to sell these assets within the next twelve months. At December 31, 2019, assets held for sale was comprised of revenue equipment and a  terminal. At December 31, 2018, assets held for sale included revenue equipment of approximately $5.2 million and assets of a business held for sale of approximately $28.0 million. See Note 4,  Divesture of Xpress International for more discussion related to the sale of our interest in Xpress Internacional S.A. de C.V. (Xpress Internacional) during January 2019.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

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

Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.

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

The Company performs an annual goodwill impairment analysis at the reporting unit level as of October 1 each year or when an event occurs which might cause or indicate impairment. The Company performed the qualitative assessment in the fourth quarter of 2019 and 2018 and concluded it was more likely than not that the fair value of the Truckload reporting unit was greater than its carrying amount.

Intangible Assets

Customer relationships are valued as part of acquisition-related transactions using the income appraisal methodology.  The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset.  The value of customer relationships includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology.  Customer relationships are amortized over seven to fifteen years.  The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable.  There was no impairment of customer relationships in 2019 and 2018.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset.  The Company’s trade names have an indefinite life and are not amortized.  In the fourth quarter of 2019 and 2018, the Company performed the qualitative assessment of its trade name assets and concluded it was more likely than not that the fair value of each of the assets is greater than its carrying amount.  Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Deferred Financing Costs

The Company presents debt issuance costs as a direct deduction from the related debt, consistent with debt discounts. Debt issuance costs associated with revolving line-of-credit arrangements are presented as an asset. All such debt issuance costs are amortized ratably over the term of the arrangement. Term loan debt issuance costs excluding original issue discount, net of accumulated amortization were $1.2 million and $1.3 million at December 31, 2019 and 2018, respectively. Revolver gross debt issuance costs were $1.5 million at December 31, 2019 and 2018, offset by accumulated amortization of $0.5 million and $0.2 million at December 31, 2019 and 2018, respectively. Debt issuance cost amortization expense excluding original issue discount was $0.3 million, $1.6 million and $3.4 million in 2019, 2018 and 2017, respectively.

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

The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $3.2 million and $3.3 million at December 31, 2019 and 2018, respectively, and are included in other current assets in our consolidated balance sheets. Amortization expense associated with our start up costs was $1.5 million and $1.2 million in 2019 and 2018, respectively.

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

The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables on our consolidated balance sheet. The Company receives the unconditional right to bill

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the consolidated balance sheet were $2.7 million and $2.9 million at December 31, 2019 and 2018, respectively and are included in customer receivables in the consolidated balance sheets.

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

Concentration of Credit Risk

Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. Revenues from the Company’s largest customer accounted for 12.3% of total consolidated revenues before fuel surcharge during 2019. The Company performs ongoing credit evaluations and generally does not require collateral.

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

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2019 and 2018, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2019 and 2018,

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

the amount recorded for both workers’ compensation and auto liability were based in part upon actuarial studies performed by a third-party actuary.

At December 31, 2019 and 2018, the Company had a claim accrual and corresponding receivable for the amount above its self-insured retention of $0.4 million, which the Company believes should be sufficient to resolve the remaining claims. The Company believes the insurers will provide their portion of the remaining claims.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326) amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company believes the adoption of this guidance will not have a material impact on its financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. The provisions of this update are effective for fiscal years beginning after December 15, 2019. The Company has evaluated the provisions of the pronouncement and does not expect the adoption of this guidance will have a material impact on the consolidated financial statements.

On December 18, 2019, the FASB issued ASU 2019-12, which modifies ASC 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company has not early adopted this guidance and will continue to evaluate the impact on its financial statements.

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016‑02, “Leases (Topic 842),” and has subsequently issued supplemental and/or clarifying ASUs (collectively “ASC 842”), in order to increase transparency and comparability by recognizing lease assets and liabilities on the balance sheet and disclosing key information about leasing arrangements. We adopted ASC 842 using the modified retrospective approach and applied the transition provisions with an effective date as of January 1, 2019 for leases that existed on that date. Prior period results continue to be presented under ASC 840 based on the accounting originally in effect for such periods. We elected the “package of practical expedients” under ASC 842 which permits us to not reassess our historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We also elected the practical expedient to not reassess certain land easements. We did not elect the use-of-hindsight practical expedient during the transition of ASC 842. Adoption of ASC 842 resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of approximately $183.0 million. The adoption of ASC 842 also resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing, and uncertainty of cash flows arising from leases. See the “Leases” section of this note and Note 10,  Leases for additional information.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

3.        Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	2019	2018	2017
Domestic	$(2,848)	$27,262	$(27,722)
Mexico	194	6,704	6,598
Income (loss) before Income Taxes	$(2,654)	$33,966	$(21,124)

The income tax provision (benefit) for 2019, 2018 and 2017 consists of the following (in thousands):

	2019	2018	2017

Current
Federal	$—	$(1,358)	$(31)
State	(325)	911	605
Mexico	—	2,616	2,396
	(325)	2,169	2,970

Deferred
Federal	(546)	5,113	(21,190)
State	1,260	788	79
Mexico	—	(210)	954
	714	5,691	(20,157)
Income tax provision (benefit)	$389	$7,860	$(17,187)

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of comprehensive income to the amounts computed by applying federal statutory rate of 21% for 2019 and 2018 and 35% for 2017, respectively is as follows (in thousands):

	2019	2018	2017

Federal income tax at statutory rate	$(558)	$7,132	$(7,437)
State income taxes, net of federal income tax benefit	1,633	1,319	(597)
Nondeductible per diem paid to drivers	1,173	1,182	2,476
Xpress Internacional activity	(71)	1,616	76
Tax credits	(1,341)	(1,611)	(970)
Provision to return adjustment	(138)	35	248
Valuation allowance	567	2,433	950
Foreign transition tax on deemed distribution	—	(30)	2,315
Global intangible low-taxed income (GILTI)	—	1,217	—
Tax Act impact of federal rate change	—	—	(14,723)
Basis difference on assets held for sale	—	(2,524)	—
Change in reserve for uncertain tax positions and settlements	(755)	(3,278)	146
Affirmative issue - imputed interest expense	—	1,223	(1,223)
Non-taxable life insurance death benefit	—	(1,004)	—
Expiration of federal capital loss carryforward	—	1,826	—
Excess tax benefits on share-based compensation	(459)	(651)	—
Deferred Mexican withholding tax	—	(876)	876
Other, net	338	(149)	676
Income tax provision (benefit)	$389	$7,860	$(17,187)

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

At December 31, 2018, our analysis is complete for amounts recorded related to the Act. The final amount of the one-time transition tax imposed by the Act was favorably adjusted by $0.2 million from the original provision provided in the December 31, 2017 financial statements. There were no other material adjustments related to the impact of the Act.

Prior to the enactment of the Tax Act, the Company was indefinitely reinvested with respect to undistributed earnings of foreign subsidiaries. At December 31, 2017, the Company changed its assertion and established a deferred tax liability of $0.9 million related to foreign withholding taxes that it would incur should it repatriate these historic earnings. As of December 31, 2018, the Company had an executed letter of intent to sell the stock of the foreign subsidiaries for which it had previously reflected the $0.9 million deferred tax liability. Since the Company no longer expects to repatriate these earnings in the future and, instead, sold the stock of these foreign subsidiaries on January 17, 2019, it has fully reversed the related deferred tax liability. As a result of the Company’s disposal of its interests in all foreign subsidiaries on January 17, 2019, there are no longer any undistributed earnings from foreign subsidiaries that can be indefinitely reinvested,

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018, consists of the following (in thousands):

	2019	2018

Deferred tax assets
Allowance for doubtful accounts	$2,075	$1,333
Insurance and claims reserves	21,657	22,503
Compensation and employee benefits	3,394	2,973
Net operating loss and credit carryforwards	31,983	53,552
Net capital loss carryforward	4,860	—
Finance lease obligations	2,660	4,782
Investment in subsidiaries	151	6,660
Operating lease liabilities	67,860	—
Notes receivable reserve	2,639	—
Other	231	551
Valuation allowance	(6,393)	(5,826)
Total deferred tax assets	$131,117	$86,528
Deferred tax liabilities
Property and equipment	$75,014	$97,073
Intangibles	7,541	8,007
Prepaid license fees	1,011	974
Right of use assets	67,958	—
Other	285	452
Total deferred tax liabilities	$151,809	$106,506
Net deferred tax liability	$20,692	$19,978

The Company had approximately $22.0 million and $0 of federal capital loss carryforwards, $64.3 million and $177.7 million of federal operating loss carryforwards, $138.8 million and $122.3 million of state operating loss carryforwards and $0.5 million and $0.6 million of state tax credit carryforwards at December 31, 2019 and 2018, respectively. Federal operating losses created before 2018 of $24.6 million expire in 2037 while federal losses created in 2019 of $39.7 million do not expire and may be carried forward indefinitely. The federal credit carryforward of $11.0 million will begin to expire in the years 2031 through 2039. The state loss carryforwards of $138.8 million begin to expire in the years 2020 and forward, depending on the state and may be used to offset otherwise taxable income. State tax credit carryforwards of $0.5 million expire in the years 2020 through 2028.

The Company has a valuation allowance of $6.4 million and $5.8 million at December 31, 2019 and 2018, respectively, to offset the tax benefit of certain state operating loss carryforwards, state credit carryforwards, and

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

federal capital loss carryforwards. The valuation allowance increased by $0.6 million and $2.4 million during the years ended December 31, 2019 and December 31, 2018, respectively, due to the addition of capital loss carryforwards, and the change in certain separate company state operating loss carryforwards and certain state tax credit carryforwards which the Company does not currently believe it will be able to utilize before the applicable expiration date of each item.

Deferred tax valuation allowances	Balance at
	beginning of	Charges to costs	Charges to other		Balance at end
	period	and expenses	accounts	Deductions	of period
Fiscal year ended
December 31, 2017	$3,530	$1,081	$—	$1,218	$3,393
December 31, 2018	$3,393	$5,654	$—	$3,221	$5,826
December 31, 2019	$5,826	$1,839	$—	$1,272	$6,393

For the years ended December 31, 2019, 2018 and 2017, the Company had a balance of unrecognized tax benefits of $0,  $0.8 million and $5.5 million respectively, which is a component of other long-term liabilities.

	2019	2018	2017
Beginning balance	$829	$5,506	$5,200
Additions based on tax positions taken in prior years		829	306
Reductions due to settlements	(829)
Reductions as a result of a lapse of the applicable statute of limitations		(5,506)	—
Balance at December 31	$—	$829	$5,506

Interest and penalties related to uncertain tax positions are classified as income tax expense in the consolidated statement of comprehensive income. This amounted to $0,  $0.1 million and $0.1 million for 2019, 2018 and 2017, respectively.

Only tax years 2015 and forward remain subject to examination by federal and state tax jurisdictions, other than the current IRS audit.  This audit is focused on amended federal income tax returns filed for 2009-2012 and relates only to reported changes in fuel tax credits and agricultural chemicals security credits. Due to events related to this IRS exam that occurred in 2018, the Company has released the reserve related to these items.

As of December 31, 2019, the Company has settled all uncertain tax positions with the applicable tax authorities.

4.        Divesture of Xpress Internacional

On January 17, 2019, we sold our  95% interest in Xpress Internacional as well as our equity method investments with operations in Mexico (Dylka Distribuciones Logisti-K, S.A. DE C.V. and XPS Logisti-K Systems, S.A.P.I. de C.V.). The purchase price was $4.5 million in cash, a $6.0 million note receivable and approximately $2.5 million in contingent consideration related to the completion of selling 110 tractors. The fair value of the tractors approximated $2.5 million on January 17, 2019. During 2019, we updated the fair value of the tractors to $1.7 million from the previously recorded $2.5 million and recorded an additional net cash receivable for $1.6 million as a result of lower than expected purchase expenses at Xpress Internacional. The results of operations from the business classified as assets held for sale were not material to our consolidated revenues or consolidated operating income. During 2018, we recognized a held for sale impairment in the amount of $11.6 million related to the disposal group as the net carrying value exceeded the fair value. We recognized a subsequent gain during 2019 of $0.8 million.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Amounts classified as assets and liabilities held for sale at December 31, 2018 related to the disposal group outlined above within the consolidated balance sheet are as follows (in thousands):

Total current assets of business held for sale	$28,038
Property, plant and equipment	10,635
Other assets	994
Total disposal group assets held for sale	$39,667
Total current liabilities associated with assets held for sale	$6,856
Long-term liabilities associated with assets held for sale	8,353
Total liabilities associated with assets of business held for sale	$15,209
Held for sale impairment charge	11,629
Fair value of disposal group held for sale	$12,829

5.        Property and Equipment

The cost and lives at December 31, 2019 and 2018, are as follows (in thousands):

	Approximate	Cost
	Lives	2019	2018

Land and land improvements		$15,229	$22,130
Buildings and building improvements	10 − 40 years	56,008	85,317
Revenue and service equipment	3 − 15 years	645,808	648,648
Furniture and equipment	3 − 7 years	48,682	47,482
Leasehold improvements	lesser of useful life or lease terms	24,324	23,027
Computer software	1 − 7 years	90,050	71,926
		$880,101	$898,530

The Company recognized $84.6 million, $85.9 million and $86.0 million in depreciation expense in 2019, 2018 and 2017, respectively. The Company recognized $3.9 million, $7.1 million and $2.0 million of losses on the sale of equipment in 2019, 2018 and 2017, respectively, which is included in depreciation and amortization expense in the consolidated statements of comprehensive income. The Company enters into finance leases for certain revenue equipment with terms ranging from 24 - 100 months. At December 31, 2019 and 2018, property and equipment included finance leases with costs of $29.5 million and $39.5 million, and accumulated amortization of $15.9 million and $18.1 million, respectively. Amortization of finance leases is also included in depreciation expense. The Company recognized $4.1 million, $3.1 million and $3.8 million of computer software amortization expense in 2019, 2018 and 2017, respectively. Accumulated amortization for computer software was $64.2 million and $60.2 million as of December 31, 2019 and 2018, respectively.

6.        Goodwill

Our U.S. Xpress and Total Transportation of Mississippi (“Total”) reporting units, both of which aggregate into our Truckload reportable segment, are the only reporting units that have goodwill. The carrying amounts of goodwill are $52.8 million at U.S. Xpress and $4.9 million at Total at December 31, 2019 and 2018.

7.        Intangible Assets

The gross amount of the customer relationships was $21.7 million as of December 31, 2019 and 2018, respectively. The Company recognized $1.7 million, $1.8 million and $1.6 million of amortization expense in 2019, 2018 and

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

2017, respectively and accumulated amortization was $17.8 million and $16.1 million as of December 31, 2019 and 2018, respectively. The weighted average remaining useful life for the customer relationships was 3.3 and 4.0 years at December 31, 2019 and 2018, respectively.

The gross carrying value of the indefinite lived trade names was $23.3 million as of December 31, 2019 and 2018, respectively.

Scheduled amortization expense related to customer relationships for future years is as follows (in thousands):

Customer
Relationship
2020	1,679
2021	1,393
2022	345
2023	345
2024	115
Thereafter	—
$3,877

8.        Equity Investments

At December 31, 2018 the Company had a 38% ownership in XPS Logisti-K Systems, S.A.P.I. de C.V. (“Logisti-K”), a Mexican based third party logistics business with the remaining 62% interest is owned by management of Logisti-K, and a 30% neutral investment in Dylka (Distribuciones Logisti-K S.A. de C. V. (“Dylka”), an intra-Mexican carrier with the remaining 70% interest owned by the management of Dylka with these shareholders also representing 42% ownership of Logisti-K. The Company had provided the combined companies a $5.0 million working capital loan. At December 31, 2018, the outstanding amount of the working capital loan was $4.9 million plus accrued interest. On January 17, 2019, we sold our investments in Logisti-K and Dylka in conjunction with the sale of Xpress Internacional and entered into promissory notes for the working capital loan plus interest. The notes have scheduled monthly payments and mature in April 2029. As of December 31, 2019, Logisti-K and Dylka were in compliance with the terms of the notes.

During 2011 and 2012, the Company obtained common unit ownership interests in DriverTech, LLC (DriverTech). DriverTech is a provider of onboard computers designed for in-cab use and related software for the trucking industry. The Company owns 20.73% and certain members of management of the Company own 12.00%. The remaining 67.27% is owned by other investors. The carrying value of our investment in DriverTech was $0 at December 31, 2019 and 2018, respectively.

In conjunction with the sale of Arnold Transportation, Inc. (Arnold) to Parker Global Enterprises, Inc. (Parker), the Company received common stock representing 45% of the outstanding equity interests of Parker. The investment in Parker is accounted for under the equity method of accounting and was initially recognized at fair value of $10.4 million on January 2, 2013. The carrying amount of the Company’s investment in Parker was $0 as of December 31, 2019 and 2018. In February 2020, we sold our interest in Parker to the management of Parker.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

Summarized financial information for the Company’s equity investments aggregated as of December 31, 2019, 2018 and 2017 is as follows (in thousands):

	As of December 31,
(in thousands)	2019	2018
Current assets	12,976	23,325
Non-current assets	14,704	29,297
Total Assets	27,680	52,622

Current liabilities	34,302	54,733
Non-current liabilities	62,058	83,085
Total Liabilities	96,360	137,818
Net Liabilities	$(68,680)	$(85,196)

	For the Years Ended December 31,
	2019	2018	2017
Total operating revenue	$115,501	$158,414	$243,311
Operating expenses	122,459	151,523	247,384
Operating income (loss)	(6,958)	6,891	(4,073)
Net loss	$(12,512)	$(3,679)	$(12,023)

9.       Long-Term Debt

Long-term debt at December 31, 2019 and 2018 consists of the following (in thousands):

	December 31, 2019	December 31, 2018
Line of credit, maturing June 2023	$—	$—
Term loan agreement, interest rate of 4.3% and 4.8% at December 31, 2019 and December 31, 2018, respectively, maturing June 2023	150,000	195,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.7% and 5.0% at December 31, 2019 and 2018, due in monthly installments with final maturities at various dates through February 2026, secured by related revenue equipment with a net book value of $220.4 million and $197.1 million at December 31, 2019 and 2018	208,252	184,867
Mortgage note payables, interest rates ranging from 6.26% to 6.99% at December 31, 2019 and 2018 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $20.2 million and $24.1 million at December 31, 2019 and 2018	17,776	18,861
Other	8,795	6,872
	384,823	405,600
Less: Debt issuance costs	(1,223)	(1,347)
Less: Current maturities of long-term debt	(75,596)	(106,383)
	$308,004	$297,870

Credit Facilities

In June 2018, we entered into a credit facility that contained a  $150.0 million revolving component and a $200.0 million term loan component. The credit facility contained an accordion feature that, so long as no event of default existed, allowed us to request an increase in the borrowing amounts under the revolving facility or the term facility by a combined maximum amount of $75.0 million. Borrowings under the credit facility were classified as either “base rate loans” or “Eurodollar rate loans.” Base rate loans accrued interest at a base rate equal to the agent’s prime rate plus an applicable margin that was set at 1.25% through September 30, 2018 and adjusted quarterly

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

thereafter between 0.75% and 1.50% based on our consolidated net leverage ratio. Eurodollar rate loans will accrue interest at London Interbank Offered Rate, or a comparable or successor rate approved by the administrative agent, plus an applicable margin that was set at 2.25% through September 30, 2018 and adjusted quarterly thereafter between 1.75% and 2.50% based on our consolidated net leverage ratio. The credit facility required payment of a commitment fee on the unused portion of the revolving facility commitment of between 0.25% and 0.35% based on our consolidated net leverage ratio. In addition, the revolving facility included, within its $150.0 million revolving credit facility, a letter of credit sub facility in an aggregate amount of $75.0 million and a swingline sub facility in an aggregate amount of $15.0 million. The term facility had scheduled quarterly principal payments between 1.25% and 2.50% of the original face amount of the term facility plus any additional amount borrowed pursuant to the accordion feature of the term facility,  with the first such payment occurring on the last day of our fiscal quarter ending September 30, 2018. The Credit Facility was scheduled to mature on June 18, 2023.

Borrowings under the credit facility were prepayable at any time without premium and are subject to mandatory prepayment from the net proceeds of certain asset sales and other borrowings. The credit facility was secured by a pledge of substantially all of our assets, excluding, among other things, certain real estate and revenue equipment financed outside the credit facility.

The credit facility contained restrictive covenants including, among other things, restrictions on our ability to incur additional indebtedness or issue guarantees, to create liens on our assets, to make distributions on or redeem equity interests, to make investments, to transfer or sell properties or other assets and to engage in mergers, consolidations, or acquisitions. In addition, the credit facility required us to meet specified financial ratios and tests, including a maximum leverage ratio and a minimum interest coverage ratio.

At December 31, 2019, the Revolving Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $0 borrowings outstanding and $117.3 million available to borrow and the Term Facility had $150.0 million outstanding.

On January 28, 2020, we entered into a new credit facility (the “Credit Facility”)and contemporaneously with the funding of the Credit Facility paid off obligations under our then existing credit facility and terminated such facility. The Credit Facility is a $250.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million.

The Credit Facility is a five-year facility scheduled to terminate on January 28, 2025.  Borrowings under the Credit Facility are classified as either “base rate loans” or “eurodollar rate loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) LIBOR plus 1.00% plus an applicable margin that is set at 0.50% through June 30, 2020 and adjusted quarterly thereafter between 0.25% and 0.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  Eurodollar rate loans accrue interest at LIBOR plus an applicable margin that is set at 1.50% through June 30, 2020 and adjusted quarterly thereafter between 1.25% and 1.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  The Credit Facility includes, within its $250.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $75.0 million and a swingline sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, excluding, among other things, any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

estate or (b) $25.0 million.  The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million

The Credit Facility includes usual and customary events of default for a facility of this nature and provides that, upon the occurrence and continuation of an event of default, payment of all amounts payable under the Credit Facility may be accelerated, and the lenders’ commitments may be terminated.  The Credit Facility contains certain restrictions and covenants relating to, among other things, dividends, liens, acquisitions and dispositions, affiliate transactions, and other indebtedness.

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

Old Line of Credit

At December 31, 2017, the Company had $29.3 million outstanding on its $155.0 million senior secured revolving credit facility.

In June 2018, in connection with the offering and entering into the New Credit Facility, the Company repaid and terminated this revolving credit facility and incurred a loss on early extinguishment of debt. The loss resulted from the write-off of debt issuance costs of $0.2 million and payment of fees to lenders of $0.1 million.

Debt Maturities

As of December 31, 2019, the scheduled principal payments of long-term debt, excluding unamortized discount and debt issuance costs and finance leases are as follows (in thousands):

2020	$75,596
2021	42,602
2022	61,874
2023	179,403
2024	3,904
Thereafter	21,444
$384,823

10.       Leases

We have operating and finance leases with terms of 1 year to 15 years for certain revenue and service equipment and office and terminal facilities.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$276,618
Finance	Property and equipment, net	13,641
Total leased assets		$290,259

Liabilities
Current
Operating	Current portion of operating lease liabilities	$69,866
Finance	Current maturities of long-term debt and finance leases	4,651
Noncurrent
Operating	Noncurrent operating lease liabilities	206,357
Finance	Long-term debt and finance leases, net of current maturities	6,570
Total lease liabilities		$287,444

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Year
		Ended
Lease Cost	Classification	December 31, 2019
Operating lease cost	Vehicle rents and General and other operating	$81,467
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	3,102
Interest on lease liabilities	Interest expense	1,093
Short-term lease cost	General and other operating	4,111
Total lease cost		$89,773

Year
Ended December
Cash Flow Information	31, 2019
Cash paid for operating leases included in operating activities	$81,467
Cash paid for finance leases included in operating activities	$1,093
Cash paid for finance leases included in financing activities	$9,049

Operating lease right-of-use assets obtained in exchange for lease obligations	$170,855
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$2,018

	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.4%
Finance leases	3.3	5.4%

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

As of December 31, 2019, future maturities of lease liabilities were as follows (in thousands):

	December 31, 2019
	Finance	Operating
2020	$5,217	$80,628
2021	4,081	71,656
2022	1,423	59,215
2023	1,423	43,588
2024	296	20,245
Thereafter	—	35,523
	12,440	310,855
Less: Amount representing interest	(1,219)	(34,632)
Total	$11,221	$276,223

During the fourth quarter of 2019,  the Company entered into a sale leaseback transaction involving three terminals. The Company received proceeds of $23.5 million from the sale of the terminals which was used to pay down our term loan. The Company will lease back the terminals with an initial lease term of fifteen years at an approximate initial annual rate of $1.7 million that increases by 1.7% per year throughout the term.  The Company accounted for the leases as operating leases and recorded a right of use asset and operating lease liability in the amount of $20.8 million. The transaction resulted in a gain of approximately $1.2 million which is included in (gain) loss on sale of property.

Rental expense under noncancelable operating leases during 2018 and 2017 was approximately $78.5 million and $75.7 million, respectively. Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $91.5 million at December 31, 2019. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

11.       Related-Party Transactions

The Company had a $25.5 million note payable to a limited liability company controlled by certain officers of the Company as of December 31, 2017. The Company repaid the note in the amount of $26.6 million which included paid in kind interest of $8.6 million as of June 2018.

The Company leased a terminal facility from entities owned by the two principal stockholders of New Mountain Lake and their respective family trusts. The lease agreement was set to expire in 2020. Rent expense of approximately $0.5 million and $0.9 million was recognized in connection with these leases during 2018 and 2017, respectively. In June 2018, the Company purchased the terminal facility for $7.5 million with proceeds from the offering.

The Company and two principal stockholders of the Company collectively own 32.73% of the outstanding stock of DriverTech. Total payments by the Company to this provider were $2.4 million, $1.5 million and $1.5 million in 2019, 2018 and 2017, respectively, primarily for communications hardware. This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.

In connection with the sale of Arnold to Parker, the Company entered into a number of agreements with Parker. Under the Transition Services Agreement, the Company agreed to perform certain services for Parker, such as accounting, payroll, human resources, information technology and others. Parker paid the Company approximately $0.2 million, $0.2 million and $0.2 million under this agreement during 2019, 2018 and 2017, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

The Company entered into a ten-year lease with Arnold for the use of real property located in Grand Prairie, Texas. Arnold paid the Company approximately $0.4 million, $0.4 million and $0.4 million under these agreements during 2019, 2018 and 2017, respectively.

During 2019, the Company converted $5.0 million in trade receivables to a promissory note and under the note advanced an additional $2.0 million. In the fourth quarter of 2019, Company recorded a  $6.8 million impairment charge as the collectability of the note was remote. At December 31, 2019 and 2018,  $0.2 million and $3.1 million was due from Arnold and was included in other receivables in the accompanying consolidated balance sheets, respectively.

12.        Commitments and Contingencies

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a class action lawsuit was filed against us and our subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The case was transferred to the U.S. District Court for the Central District of California. The putative class includes current and former truck drivers employed by us who worked or work in California after the completion of their training while residing in California since December 23, 2011 to present. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or break times, and were not paid premium pay in their absence, were not paid minimum wage for all hours worked, were not provided accurate and complete time and pay records and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees and costs and pre- and post-judgment interest. On May 2, 2019, the court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or to pay premium pay for failure to provide such breaks under California law. The parties have also filed cross-motions for summary judgment on the remaining claims, and the Company has filed a motion to decertify the class. The parties are completing supplemental briefing on those motions, and the court has scheduled oral argument on the motions. The matter is currently in discovery, and a jury trial has set to begin on September 1, 2020. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

December 31, 2019, 2018 and 2017

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

The three remaining Tennessee State Court Cases have been consolidated, and discovery is currently stayed pending a decision on a motion to dismiss filed by the Company and the other defendants. On July 18, 2019, the court presiding over the remaining of the Federal Court Cases issued an order appointing lead plaintiff and lead

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

counsel. Pursuant to a stipulation entered in that matter, the appointed lead plaintiff filed the Amended Federal Complaint on October 8, 2019.

The Amended Federal Complaint is made on behalf of a putative class that consists of all persons who purchased or otherwise acquired the Class A common stock of USX between June 14, 2018 and November 1, 2018 and who were allegedly damaged thereby. In addition, the Amended Federal Complaint alleges additional violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, its Chief Executive Office and its Chief Financial Officer. On December 23, 2019, the defendants filed a motion to dismiss the Amended Federal Complaint in its entirety for failure to allege facts sufficient to state a claim under either the Securities Act or the Exchange Act.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against us and our subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices with regard to the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that we violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements we entered into with the putative class members. The complaint further alleges that we failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that we violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that we were unjustly enriched as a result of the foregoing allegations. The defendants filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted defendants’ motion, in part, compelling arbitration on all of plaintiff’s claims and denying plaintiff’s motion for conditional certification of a

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

The Company has letters of credit of $32.7 million outstanding as of December 31, 2019. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at December 31, 2019 to acquire revenue equipment for approximately $111.2 million in 2020. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

13.        Share-based Compensation

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity from June 13, 2018 to December 31, 2019:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at June 13, 2018	—	$—
Granted	287,232	14.30
Forfeited	(16,490)	16.00
Unvested at December 31, 2018	270,742	$14.20
Granted	902,285	7.53
Vested	(125,621)	11.42
Forfeited	(139,318)	9.17
Unvested at December 31, 2019	908,088	$8.73

Service based restricted stock grants vest over periods of one to five years and account for 648,088 of the unvested shares. Performance based awards account for 260,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $2.2 million and $1.0 million during 2019 and 2018, respectively. The Company recognized compensation expense of $0.3 million related to performance awards. At December 31, 2019, the Company had $4.3 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.6 years.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

The following is a summary of the Incentive Plan stock option activity from June 13, 2018 to December 31, 2019:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at June 13, 2018	—	$
Granted	192,203	6.09
Forfeited/Canceled	(14,943)	6.09
Unvested at December 31, 2018	177,260	$6.09
Granted	244,785	4.41
Vested	(44,312)	6.09
Forfeited/Canceled	(18,474)	6.09
Unvested at December 31, 2019	359,259	$4.95

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.6 million and $0.3 million during 2019 and 2018, respectively. The fair value of the stock option grant was estimated using the Black-Scholes method as of the grant date using the following assumptions:

	2019	2018
Strike price	$9.40	$16.00
Risk-free interest rate	2.50%	2.91%
Expected dividend yield	0%	0%
Expected volatility	45.65%	32.67%
Expected term (in years)	6.25	6.25

At December 31, 2019, the Company had $1.2 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 2.9 years. As of December 31, 2019, 38,155 options were exercisable with an exercise price of $16.00 and a remaining contractual life of 8.5 years.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

The following is a summary of the Company’s SARS activity for 2018 and 2017:

	Number of	Grant Date
	Units	Exercise Price
Outstanding at December 31, 2016	72,500	9.95
Granted	—	—
Exercised	(2,175)	9.95
Canceled or expired	(5,075)	9.95
Outstanding at December 31, 2017	65,250	9.95
Granted	—	—
Exercised	(63,250)	9.95
Canceled or expired	(2,000)	9.95
Outstanding at December 31, 2018	—	—

The Company recognized compensation expense of $3.4 million and $0.3 million during 2018 and 2017, respectively.

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

As part of the Reorganization (see Note 1), all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion,

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for 2019, 2018 and 2017:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2016	237,500	$6.79
Granted	292,500	10.37
Vested	(69,333)	6.62
Forfeited	(14,667)	7.69
Unvested at December 31, 2017	446,000	9.14
Granted	—	—
Vested-pre IPO	(105,307)	7.74
Forfeited-pre IPO	(6,667)	7.52
Unvested at June 13, 2018	334,026	9.62
Conversion in connection with IPO	4.6666667
Unvested-post IPO	1,558,787	2.06
Vested-post IPO	(144,667)	2.67
Forfeited-post IPO	(12,446)	1.99
Unvested at December 31, 2018	1,401,674	2.00
Vested	(454,893)	1.70
Forfeited	(103,893)	2.15
Unvested at December 31, 2019	842,888	$2.14

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.5 million, $0.9 million and $0.7 million during 2019, 2018 and 2017, respectively. At December 31, 2019, the Company had approximately $1.4 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 3.9 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance of under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The first offering period commenced on January 1, 2019 and we recognized compensation expense of $0.2 million during 2019, associated with the plan. In July 2019, employees purchased 79,940 shares of the Company’s Class A common stock for $4.37 per share.

14.       Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The Plan provides for discretionary matching contributions by the Company. Participants are 100% vested in participant contributions. The Company recognized $2.3 million, $1.7 million and $1.7 million in expense under this employee benefit plan each year for 2019, 2018 and 2017, respectively.

The Company has a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can defer up to 85% of their base salary and up to 100% of their bonus for the

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. The total liability under the deferred compensation plan was $3.3 million and $3.0 million as of December 31, 2019 and 2018, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company purchased life insurance policies to fund the future liability. The life insurance policies had a value of $2.8 million and $2.9 million as of December 31, 2019 and 2018, respectively and are included in other assets in the consolidated balance sheets. During 2018, the Company recorded a death benefit gain of $4.0 million for one of its insured.

15.       Fair Value Measurements

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

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017(in thousands):

	Year Ended
	December 31,
	2019	2018	2017
Balance at beginning of year	$1,793	$1,985	$2,683
Divesture of Xpress Internacional	(1,793)	—	—
Forward Contract Adjustment	—	(192)	(698)
Balance at end of period	$—	$1,793	$1,985

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

hierarchy and is based on earnings calculation. The carrying amount of this commitment is accreted through interest to equal the settlement amount at each reporting date.

The carrying values of cash and cash equivalents, customer and other receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2019, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair average interest rate on these notes approximates the market rate for similar debt.

16.      Income (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 2,148,390 and 448,002 equity awards from our diluted shares for the year ended December 31, 2019 and 2018, respectively as inclusion would be anti-dilutive.

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity from June 13, 2018 to December 31, 2019:

	Year Ended December 31,
	2109	2108	2017
Net income (loss)	$(3,043)	$26,106	$(3,937)
Net income attributable to noncontrolling interest	604	1,207	123
Net income (loss) attributable to common stockholders	$(3,647)	$24,899	$(4,060)

Basic weighted average of outstanding shares of common stock	48,788	29,470	6,385
Dilutive effect of equity awards	—	663	—
Diluted weighted average of outstanding shares of common stock	48,788	30,133	6,385

Basic earnings (loss) per share	$(0.07)	$0.84	$(0.64)
Diluted earnings (loss) per share	$(0.07)	$0.83	$(0.64)

17.      Segment Information

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

The Company’s Brokerage segment is principally engaged in non-asset-based freight brokerage services, where it outsources the transportation of loads to third-party carriers. For this segment, the Company relies on brokerage employees to procure third-party carriers, as well as information systems to match loads and carriers.

The following table summarizes our segment information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenues
Truckload	$1,521,494	$1,562,098	$1,382,167
Brokerage	185,867	242,817	173,218
Total Operating Revenue	$1,707,361	$1,804,915	$1,555,385

Operating Income
Truckload	$24,071	$69,088	$25,200
Brokerage	1,999	9,818	3,408
Total Operating Income	$26,070	$78,906	$28,608

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker (CODM) for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducts business is summarized below (in thousands) as of and for the years ended December 31, 2019, 2018 and 2017. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin. As of December 31, 2018, the long-lived assets of our Mexican operations were impaired to a balance of $0.

	Year Ended December 31,
	2019	2018	2017
Revenues
United States	$1,704,989	$1,751,556	$1,504,926
Foreign countries
Mexico	2,372	53,359	50,459
Total	$1,707,361	$1,804,915	$1,555,385

18.      Quarterly Financial Data (Unaudited)

2019:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$415,363	$413,862	$428,503	$449,633
Operating income	12,638	8,787	3,282	1,363
Net income (loss)(1)	4,721	2,672	(1,446)	(9,594)
Basic earnings (loss) per share	0.10	0.05	(0.03)	(0.20)
Diluted earnings (loss) per share	0.10	0.05	(0.03)	(0.20)

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

2018:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Operating revenues	$425,708	$449,758	$460,227	$469,222
Operating income(2)	14,854	20,018	22,892	21,142
Net income (2) (3)	1,159	615	16,129	6,996
Basic earnings per share	0.18	0.04	0.33	0.14
Diluted earnings per share	0.18	0.04	0.33	0.14

(1)Fourth quarter 2019 results include an impairment charge of $6.8 million related to our Arnold note receivable.

(2)Fourth quarter 2018 results include an impairment charge of $10.7 million related to assets of business held for sale

(3)Fourth quarter 2018 results include an impairment charge of $1.8 million related to equity method investments

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreement with accountants on accounting or financial disclosure during our two most recent fiscal years.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of December 31, 2019. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. Due to the material weakness described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this assessment, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, due to the material weakness discussed below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We did not design effective information technology general computer controls with respect to program development, change management, computer operation, and user access to programs and data. This deficiency did not result in a material misstatement to our annual or interim consolidated financial statements.  However, this deficiency could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Therefore, we concluded the deficiency is a material weakness.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2019 Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weaknesses

Income Taxes

We previously identified a material weakness in the design of controls over income tax accounting. During 2019, we implemented new control activities and enhanced the design of our existing quarterly and year-end control activities over income tax accounting. Based on the results of our testing, we have concluded that the controls are adequately designed and have operated effectively for a sufficient period of time during 2019. Accordingly, the material weakness in the design of controls over income tax accounting is remediated as of December 31, 2019.

Evidential Matter

We  previously identified a material weakness in respect to the evidential matter supporting the design and implementation of our controls. During 2019, we designed, implemented, and enhanced controls over the retention of evidential matter supporting the design, implementation, and operating effectiveness of controls. Based on the results of our testing, we have concluded that there was sufficient evidential matter to support the design, implementation, and operating effectiveness of controls. Accordingly, the material weakness with respect to the evidential matter supporting the design and implementation of our controls is remediated as of December 31, 2019.

Control Activities

We previously identified a material weakness in respect to the control activities component of the COSO framework.  During 2019, we designed, implemented, and enhanced control activities throughout our organization.  Based on the results of our testing, we have concluded that these control activities are adequately designed and have operated effectively for a sufficient period of time during 2019.  Accordingly, the material weakness with respect to the control activities component of the COSO framework is remediated as of December 31, 2019.

Remediation Efforts and Status of Remaining Material Weakness

Information Technology General Controls:

During 2019, we implemented new or enhanced existing controls governing program development, change management, computer operations, and user access to programs and data. However, we believe additional time is needed to demonstrate the sustainability and effectiveness of the established controls before concluding on remediation.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2019, we made enhancements to our information technology controls governing change management and access to programs and data that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions “Proposal 1 – Election of Directors – Nominees for Directorships”, “Corporate Governance – Our Executive Officers”, “Corporate Governance – Code of Conduct and Ethics” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee” in our Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the SEC in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”); provided, that the section entitled “Corporate

Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee” contained in the Proxy Statement is not incorporated by reference.

ITEM 11.           EXECUTIVE COMPENSATION

We incorporate by reference the information set forth under the sections entitled “Executive Compensation” and “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors –The Compensation Committee – Compensation Committee Interlocks and Insider Participation”.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2019, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,548,379	(1)	$11.93	(2)	3,988,937	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,548,379		$11.93		3,988,937

(1)Represents 242,877 shares of Class A common stock underlying unvested Class A RSUs granted under our Restricted Membership Units Plan (the “RMUP”) prior to the IPO and 712,264 shares of Class A common stock underlying unvested Class A RSUs, 195,824 shares of Class A common stock underlying unvested Class A restricted stock awards and 397,414 shares of Class A common stock underlying unexercised Class A options granted under our 2018 Omnibus Incentive Plan (the “Incentive Plan”).

(2)The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and restricted stock awards, since they have no exercise price.

(3)Includes 1,768,877 Class A shares available for issuance under the Incentive Plan and 2,220,060 Class A shares available for issuance under our Employee Stock Purchase Plan of which 98,179 were subsequently issued on January 2, 2020.

The following table provides certain information, as of December 31, 2019, with respect to our compensation plans and other arrangements under which shares of our Class B common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	600,011	(1)	$—	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Total	600,011		$—		—

(1)Represents unvested Class B RSUs granted under the RMUP prior to the IPO.

(2)There is no weighted-average exercise price since RSUs have no exercise price.

We incorporate by reference the information set forth under the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We incorporate by reference the information set forth under the sections entitled “Corporate Governance – The Board of Directors and Its Committees– Board of Directors” and “Certain Relationships and Related Transactions” in the Proxy Statement.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	All Financial Statements.

	Our audited consolidated financial statements are set forth at the following pages of this report:
	Report of Independent Registered Public Accounting Firm	59
	Consolidated Balance Sheets	61
	Consolidated Statements of Comprehensive Income (Loss)	62
	Consolidated Statements of Stockholders' Equity (Deficit)	63
	Consolidated Statements of Cash Flows	64
	Notes to Consolidated Financial Statements	66

2.	Financial Statement Schedules.

	Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

[Exhibit Number	Exhibit Description

3.1

Second Amended and Restated Articles of Incorporation of U.S. Xpress Enterprises, Inc., dated and effective as of June 8, 2018 (incorporated by reference to Exhibit 3.1 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

3.2

Second Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc., dated and effective as of June 8, 2018 (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K (File No. 001-38528) filed on May 31, 2019).

4.1#	Description of the Registrant’s Securities
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

[ Exhibit Number	Exhibit Description

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

10.23*	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 7, 2019).
10.24

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

10.25

First Amendment to Credit Agreement, dated as of September 30, 2019, by and among the Company, the Guarantors party thereto, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent, L/C Issuer and Swingline Lender (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on November 5, 2019).

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

10.27

Amendment to Stockholders’ Agreement, dated May 24, 2019, by and among the Company, Lisa M. Pate, Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate, Quinn Family Partners, L.P., Patrick Quinn Non-GST Marital Trust, Patrick Quinn GST Marital Trust, Patrick Quinn GST Tennessee Gap Trust, Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Patrick Brian Quinn, Anna Marie Quinn 2012 Irrevocable Trust FBO Renee A. Daly, Renee A. Daly, Max L. Fuller, Fuller Family Enterprises, LLC, William E. Fuller, Max Fuller 2008 Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Max L. Fuller 2008 Irrevocable Trust FBO Stephen C. Fuller, and Max L. Fuller 2008 Irrevocable Trust FBO Christopher M. Fuller (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8K (File No. 001-38528) filed on May 31, 2019).

[ Exhibit Number	Exhibit Description

10.28

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

U.S. XPRESS ENTERPRISES, INC.

Date: March 4, 2020	By:	/s/ Eric Fuller
Eric Fuller
President and Chief Executive Officer in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Eric Fuller	March 4, 2020
Eric Fuller
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Eric Peterson	March 4, 2020
Eric Peterson
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Jason Grear	March 4, 2020
Jason Grear
Chief Accounting Officer (Principal Accounting Officer)

/s/ Max Fuller	March 4, 2020
Max Fuller
Director

/s/ Jon Beizer	March 4, 2020
Jon Beizer
Director

/s/ Edward Braman	March 4, 2020
Edward Braman
Director

/s/ Dennis Nash	March 4, 2020
Dennis Nash
Director

/s/ John Rickel	March 4, 2020
John Rickel
Director