Form 10-Q
period 2020-03-31
US XPRESS ENTERPRISES INC
filed 2020-05-06
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date April 30, 2020.

Class A Common Stock, $0.01 par value: 33,620,655

Class B Common Stock, $0.01 par value: 15,807,095

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31,	December 31,
(in thousands, except share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$5,626	$5,687
Customer receivables, net of allowance of $36 and $63 at March 31, 2020 and December 31, 2019, respectively	186,009	183,706
Other receivables	16,040	15,253
Prepaid insurance and licenses	17,110	11,326
Operating supplies	7,344	7,193
Assets held for sale	15,570	17,732
Other current assets	15,945	15,831
Total current assets	263,644	256,728
Property and equipment, at cost	934,871	880,101
Less accumulated depreciation and amortization	(400,452)	(388,318)
Net property and equipment	534,419	491,783
Other assets
Operating lease right of use assets	280,106	276,618
Goodwill	57,708	57,708
Intangible assets, net	26,789	27,214
Other	30,865	30,058
Total other assets	395,468	391,598
Total assets	$1,193,531	$1,140,109
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$79,012	$68,918
Book overdraft	3,689	1,313
Accrued wages and benefits	25,955	24,110
Claims and insurance accruals, current	48,734	51,910
Other accrued liabilities	6,431	9,127
Current portion of operating lease liabilities	68,021	69,866
Current maturities of long-term debt and finance leases	81,700	80,247
Total current liabilities	313,542	305,491
Long-term debt, net of current maturities	362,722	315,797
Less unamortized discount and debt issuance costs	(324)	(1,223)
Net long-term debt	362,398	314,574
Deferred income taxes	18,810	20,692
Other long-term liabilities	4,852	5,249
Claims and insurance accruals, long-term	59,466	56,910
Noncurrent operating lease liabilities	211,694	206,357
Commitments and contingencies (Note 7)	—	—
Stockholders' Equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively, 33,560,156 and 33,314,141 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	335	333
Common stock Class B, $.01 par value, 35,000,000 authorized at March 31, 2020 and December 31, 2019, respectively, 15,807,095 and 15,687,101 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	158	157
Additional paid-in capital	251,862	250,700
Accumulated deficit	(30,198)	(20,982)
Stockholders' equity	222,157	230,208
Noncontrolling interest	612	628
Total stockholders' equity	222,769	230,836
Total liabilities and stockholders' equity	$1,193,531	$1,140,109

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2020	2019
Operating revenue
Revenue, before fuel surcharge	$392,820	$375,312
Fuel surcharge	39,748	40,051
Total operating revenue	432,568	415,363
Operating expenses
Salaries, wages, and benefits	135,394	124,563
Fuel and fuel taxes	40,323	46,904
Vehicle rents	21,877	18,976
Depreciation and amortization, net of (gain) loss on sale of property	25,803	23,062
Purchased transportation	129,754	114,005
Operating expenses and supplies	29,674	27,945
Insurance premiums and claims	26,023	24,353
Operating taxes and licenses	3,677	3,173
Communications and utilities	2,452	2,265
General and other operating expenses	21,259	17,479
Total operating expenses	436,236	402,725
Operating income (loss)	(3,668)	12,638
Other expense (income)
Interest expense, net	5,421	5,603
Loss on sale of equity method investment	2,000	—
Equity in loss of affiliated companies	—	89
Other, net	—	26
	7,421	5,718
Income (loss) before income tax provision	(11,089)	6,920
Income tax provision (benefit)	(1,857)	1,901
Net total and comprehensive income (loss)	(9,232)	5,019
Net total and comprehensive income (loss) attributable to noncontrolling interest	(16)	298
Net total and comprehensive income (loss) attributable to controlling interest	$(9,216)	$4,721
Earnings (loss) per share
Basic earnings (loss) per share	$(0.19)	$0.10
Basic weighted average shares outstanding	49,217	48,394
Diluted earnings (loss) per share	$(0.19)	$0.10
Diluted weighted average shares outstanding	49,217	49,391

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Operating activities
Net income (loss)	$(9,232)	$5,019
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(1,882)	1,407
Depreciation and amortization	22,597	21,833
Losses on sale of equipment	3,206	1,229
Share based compensation	836	856
Other	2,652	308
Changes in operating assets and liabilities:
Receivables	(3,183)	3,560
Prepaid insurance and licenses	(5,784)	(4,761)
Operating supplies	(151)	(285)
Other assets	386	383
Accounts payable and other accrued liabilities	8,788	(2,844)
Accrued wages and benefits	1,845	(1,226)
Net cash provided by operating activities	20,078	25,479
Investing activities
Payments for purchases of property and equipment	(76,761)	(36,604)
Proceeds from sales of property and equipment	9,650	13,115
Other	(2,000)	—
Sale of subsidiary, net of cash	—	(9,002)
Net cash used in investing activities	(69,111)	(32,491)
Financing activities
Borrowings under lines of credit	147,654	—
Payments under lines of credit	(70,654)	—
Borrowings under long-term debt	142,644	14,355
Payments of long-term debt and finance leases	(171,266)	(31,128)
Payments of financing costs and original issue discount	(1,255)	—
Payments of long-term consideration for business acquisition	(1,000)	(990)
Tax withholding related to net share settlement of restricted stock awards	(91)	(39)
Proceeds from issuance of common stock under ESPP	420	—
Proceeds from long-term consideration for sale of subsidiary	144	—
Book overdraft	2,376	5,233
Net cash (used in) provided by financing activities	48,972	(12,569)
Cash included in assets held for sale	—	11,784
Net change in cash and cash equivalents	(61)	(7,797)
Cash and cash equivalents
Beginning of year	5,687	9,892
End of period	$5,626	$2,095
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$4,215	$5,620
Cash paid (refunded) during the year for income taxes	243	(91)
Supplemental disclosure of significant noncash investing and financing activities
Finance lease extinguishments	$—	$33
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	—	7,109
Property and equipment amounts accrued in accounts payable	2,397	—

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity (Deficit)

Three Months Ended March 31, 2020 and 2019

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity (Deficit)
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	836	—	—	836
Vesting of restricted units	1	1	(93)	—	—	(91)
Issuance of common stock under ESPP	1	—	419	—	—	420
Net loss	—	—	—	(9,216)	(16)	(9,232)
Balances at March 31, 2020	$335	$158	$251,862	$(30,198)	$612	$222,769

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity (Deficit)
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	—	—	856	—	—	856
Vesting of restricted units	—	1	(39)	—	—	(38)
Net income	—	—	—	4,721	298	5,019
Balances at March 31, 2019	$329	$156	$252,559	$(12,614)	$3,794	$244,224

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2020

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three  months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019.

Recently Issued Accounting Standards

On December 18, 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, which modifies Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company has not early adopted this guidance and will continue to evaluate the impact on its financial statements.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments -Credit Losses (Topic 326) amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. We adopted ASU 2016-13 effective January 1, 2020 and the application of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. We adopted ASU 2017-04 effective January 1, 2020 and the application of this guidance did not have a material impact on our financial statements.

3.       Divesture of Xpress Internacional

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

4.        Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2020 is based on the actual effective tax rate for the year to date while that for the three months ended March 31, 2019 is based on the estimated annual effective tax rate for the year, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Income (loss) before income tax provision (benefit)	$(11,089)	$6,920
Income tax provision (benefit)	(1,857)	1,901
Effective tax rate	16.7%	27.5%

The difference between the Company’s effective tax rate for the three months ended March 31, 2020 and 2019 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), and a net increase in valuation allowances.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Act (the “CARES Act”). The CARES Act is an emergency economic stimulus package in response to the coronavirus outbreak which, among other things, contains numerous income tax provisions. While the Company continues to evaluate the impact of the CARES Act, it does not currently believe it will have a material impact on the Company’s consolidated financial statements or related disclosures.

5.        Long-Term Debt

Long-term debt at March 31, 2020 and December 31, 2019 consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Line of credit, maturing January 2025	$77,000	$—
Term loan agreement, interest rate of 4.3% at December 31, 2019, terminated January 2020	—	150,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.4% and 4.7% at March 31, 2020 and December 31, 2019, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $328.3 million and $220.4 million at March 31, 2020 and December 31, 2019	326,186	208,252
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at March 31, 2020 and December 31, 2019 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $30.5 million and $20.2 million at March 31, 2020 and December 31, 2019	26,964	17,776
Other	5,868	8,795
	436,018	384,823
Less: Debt issuance costs	(324)	(1,223)
Less: Current maturities of long-term debt	(79,396)	(75,596)
	$356,298	$308,004

Credit Facility

On January 28, 2020, we entered into a new credit facility (the “Credit Facility”) and contemporaneously with the funding of the Credit Facility paid off obligations under our then existing credit facility and terminated such facility. The Credit Facility is a $250.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million.

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

At March 31, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $77.0 million borrowings outstanding and $90.6 million available to borrow.

At March 31, 2020, the Company was in compliance with the financial covenant prescribed by the Credit Facility.

6.        Leases

We have operating and finance leases with terms of 1 year to 10 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	March 31, 2020
Assets
Operating	Operating lease right-of-use assets	$280,106
Finance	Property and equipment, net	10,293
Total leased assets		$290,399

Liabilities
Current
Operating	Current portion of operating lease liabilities	$68,021
Finance	Current maturities of long-term debt and finance leases	2,304
Noncurrent
Operating	Noncurrent operating lease liabilities	211,694
Finance	Long-term debt and finance leases, net of current maturities	6,100
Total lease liabilities		$288,119

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended
		March 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Vehicle rents and General and other operating	$21,915	$20,167
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	438	808
Interest on lease liabilities	Interest expense	173	318
Short-term lease cost	Vehicle rents and General and other operating	2,018	311
Total lease cost		$24,544	$21,604

	Three Months Ended
	March 31,
Cash Flow Information	2020	2019
Cash paid for operating leases included in operating activities	$21,915	$20,167
Cash paid for finance leases included in operating activities	$173	$318
Cash paid for finance leases included in financing activities	$2,741	$3,155

Operating lease right-of-use assets obtained in exchange for lease obligations	$30,406	$23,975
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$—	$2,018

	March 31, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.3%
Finance leases	3.2	5.4%

	March 31, 2019
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.1	5.2%
Finance leases	3.4	5.3%

As of March 31, 2020, future maturities of lease liabilities were as follows (in thousands):

	March 31, 2020
	Finance	Operating
2020	$2,205	$59,324
2021	4,081	73,793
2022	1,423	65,313
2023	1,423	49,694
2024	296	23,898
Thereafter	—	41,965
	9,428	313,987
Less: Amount representing interest	(1,024)	(34,272)
Total	$8,404	$279,715

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a class action lawsuit was filed against us and our subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The case was transferred to the U.S. District Court for the Central District of California. The Plaintiff’s initial proposed class certification (any employee driver who has driven in California at any time since December 12, 2011) was denied by the District Court under Rule 26 due to lack of commonality amongst the claimants.  However, the Court granted the Plaintiff’s revised Motion for Class Certification. The certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress at any time since December 12, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or break times, and were not paid premium pay in their absence, were not paid minimum wage for all hours worked, were not provided accurate and complete time and pay records and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees and costs and pre- and post-judgment interest. On May 2, 2019, the court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or to pay premium pay for failure to provide such breaks under California law. The parties have also filed cross-motions for summary judgment on the remaining claims, and the Company has filed a motion to decertify the class. The parties have completed supplemental briefing on those motions, and the court has scheduled oral argument on the motions. The matter is currently in discovery, and a jury trial is set to begin on September 1, 2020. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

The three remaining Tennessee State Court Cases have been consolidated, and discovery is currently stayed pending a decision on a motion to dismiss filed by the Company and the other defendants. On June 28, 2019, the defendants filed a Motion to Dismiss the Tennessee State Court Cases for failure to allege facts sufficient to support a violation of either Section 11, 12 or 15 of the Securities Act. On July 18, 2019, the court presiding over the remaining of the Federal Court Cases issued an order appointing lead plaintiff and lead counsel. Pursuant to a stipulation entered in that matter, the appointed lead plaintiff filed the Amended Federal Complaint on October 8, 2019.

The Amended Federal Complaint is made on behalf of a putative class that consists of all persons who purchased or otherwise acquired the Class A common stock of USX between June 14, 2018 and November 1, 2018 and who were allegedly damaged thereby. In addition, the Amended Federal Complaint alleges additional violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, its Chief Executive Office and its Chief Financial Officer. On December 23, 2019, the defendants filed a motion to dismiss the Amended Federal Complaint in its entirety for failure to allege facts sufficient to state a claim under either the Securities Act or the Exchange Act. Plaintiffs filed their Opposition to that Motion on March 9, 2020, and the Company filed its Reply brief on April 23, 2020. There has been no ruling on that Motion, to date.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against us and our subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices with regard to the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that we violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements we entered into with the putative class members. The complaint further alleges that we failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that we violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that we were unjustly enriched as a result of the foregoing allegations. The defendants filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted defendants’ motion, in part, compelling arbitration on all of plaintiff’s claims and denying plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, Plaintiff petitioned the court to certify the decision for an interlocutory appeal.  The Company filed an opposition to Plaintiff’s motion on March 20, 2020, and Plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020.  There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

Other

The Company had letters of credit of $32.7 million outstanding as of March 31, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at March 31, 2020 to acquire revenue equipment for approximately $65.8 million during the remainder of 2020.  These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the three months ended March 31, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	908,088	$8.73
Granted	902,775	4.96
Vested	(130,532)	10.08
Forfeited	(20,023)	11.28
Unvested at March 31, 2020	1,660,308	$6.55

Service based restricted stock grants vest over periods of one to five years and account for 1,400,308 of the unvested shares. Performance based awards account for 260,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $0.6 million and $0.6 million during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had $8.0 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.3 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2019 to March 31, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	359,259	$4.95
Vested	(54,307)	4.41
Forfeited/Canceled	(42,515)	5.00
Unvested at March 31, 2020	262,437	$5.05

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0 million and $0.1 million during the three months ended March 31, 2020 and 2019, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At March 31, 2020, the Company had $1.0 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 2.6 years. As of March 31, 2020, 92,462 options were exercisable with a weighted average exercise price of $12.12 and a weighted average remaining contractual life of 8.6 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for the three months ended March 31, 2020:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2019	842,888	$2.14
Vested	(153,323)	2.15
Unvested at March 31, 2020	689,565	$2.14

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.2 million during the three months ended March 31, 2020 and 2019, respectively. At March 31, 2020, the Company had approximately $1.3 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 4.0 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance of under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0 million for the three months ended March 31, 2020 and 2019, respectively, associated with the plan.

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

The following table summarizes the changes in the fair value of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Balance at beginning of year	$—	$1,793
Divesture of Xpress Internacional	—	(1,793)
Balance at end of period	$—	$—

At December 31, 2018, the physically settled forward contract was reclassified to long term liabilities associated with assets held for sale and in January 2019 relieved in conjunction with the disposal of Xpress Internacional.

10.      Earnings per Share

Basic earnings per share is calculated by dividing net income attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 2,704,772 and 989,717 equity awards for the three months ended March 31, 2020 and 2019, respectively as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three months ended March 31, 2020 and 2019, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net income (loss)	$(9,232)	$5,019
Net income (loss) attributable to noncontrolling interest	(16)	298
Net income (loss) attributable to common stockholders	$(9,216)	$4,721

Basic weighted average of outstanding shares of common stock	49,217	48,394
Dilutive effect of equity awards	—	997
Diluted weighted average of outstanding shares of common stock	49,217	49,391

Basic earnings (loss) per share	$(0.19)	$0.10
Diluted earnings (loss) per share	$(0.19)	$0.10

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

The following table summarizes our segment information (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Revenues
Truckload	$382,092	$369,119
Brokerage	50,476	46,244
Total Operating Revenue	$432,568	$415,363

Operating Income
Truckload	$1,200	$9,842
Brokerage	(4,868)	2,796
Total Operating Income	$(3,668)	$12,638

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders and our strategic initiatives, future customer relationships, future growth of dedicated contract services, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, driver training and hair follicle testing, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions and regulations, including trade regulation, quotas, duties or tariffs, and any future changes to the foregoing, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, expected progress on internal control remediation efforts,  the anticipated effect of the COVID-19 pandemic, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10‑K for the year ended December 31, 2019. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10‑K for the year ended December 31, 2019, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are the fifth largest asset‑based truckload carrier in the United States by revenue, generating over $1.7 billion in total operating revenue in 2019. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third‑party carriers through our non‑asset‑based truck brokerage network. As of March 31, 2020, our fleet consisted of approximately 6,800 tractors and approximately 15,000 trailers, including approximately 2,000 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

COVID – 19 Business Update

Operational Update

Given the rapid on-set and spread of COVID-19, we moved quickly to enable our office employees to work remotely starting March 16th and during that week transitioned more than 1,400 employees, or over 95% of our corporate office staff, to a work from home environment. Since then, non-remote personnel have largely been limited to employees working on-site at customer locations and shop technicians working in our facilities, all of whom are following strict protocols to ensure their safety.

We have instituted policies to facilitate effective communication in this environment.  For non-driving employees, we ensure multiple daily contacts with direct reports and have developed key performance indicators, facilitated by our digital capabilities, to measure our operational effectiveness. We have also implemented a hotline and support staff to ensure employees have access to necessary medical services as well as ensuring an adequate supply of safety equipment, including masks and gloves, for our workers who are on the frontlines, and providing regular cleaning and disinfecting of our facilities. U.S. Xpress’ employees are playing an essential role in the country’s fight against COVID-19 as they work to keep critical supplies moving and store shelves stocked. We are working daily with our drivers to keep them informed and safe in this rapidly changing environment.

To further ensure the safety of our drivers’ and staff, we have instituted mandatory temperature checks for drivers prior to entering our facilities. For new drivers, we have leveraged our new driver training program as well as created a virtual orientation program that allows drivers to complete work remotely and, therefore, avoiding a majority of classroom work. This is an attractive innovation for drivers and has positively contributed to our recruiting efforts.

Market and Customer Update

We have a strong and diversified customer base with our top 25 customers representing 71% of 2019 revenues. At the peak of the COVID-19 crisis, customers representing 96% of our pre-COVID-19 revenues remained operational, and incremental volumes from those customers more than made up for the non-operational customers. We have not seen a drop in total load volume through April; however, we have experienced a sequential decline in spot rates in April compared with the first quarter of 2020.

Liquidity and Capital Resources

Due to uncertainties regarding the depth and duration of the economic impact of the COVID-19 crisis, as well as the impact of re-starting various components of the global supply chain at different times, we have considered many different scenarios, including those that would entail a significant multi-quarter degradation of business conditions across our customer base. Based on this analysis, we are managing the business to prudently control expenses and to ensure adequate liquidity even if operating and financial results are significantly and negatively impacted for an extended period.

We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Executive Summary

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us very well to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders. For 2020 we are focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering from our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order.

Total revenue for the first quarter of 2020 increased by $17.2 million to $432.6 million as compared to the first quarter of 2019. The increase was primarily a result of a 4.2%  increase in average tractors, a 9.2% increase in Brokerage revenue to $50.5 million offset by a 2.7% decrease in average revenue per mile. Excluding the impact of fuel surcharge revenue, first quarter revenue increased $17.5 million to $392.8 million, an increase of 4.7% as compared to the prior year quarter.

Operating loss for the first quarter of 2020 was $3.7 million compared to operating income of $12.6 million in the first quarter of 2020. We delivered a 100.8% operating ratio for the quarter which is an increase relative to the 97.0% operating ratio reported in the first quarter of 2019. Our profitability declined largely as a result of our OTR fleet revenue per tractor per week declining 4.2% in the first quarter from $3,616 in 2019 to $3,463 in 2020. This degradation was partially offset by progress in our Dedicated fleet which saw revenue per tractor per week increase 2.7% in the first quarter to $4,068 in 2020 from $3,961 in 2019. In addition, our Brokerage segment saw a decrease in gross margin to 3.7% compared to 17.5% in the prior year quarter.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. In an effort to improve driver satisfaction we created a new driver development program. This program provides continuous learning opportunities for our drivers with the goal of providing the knowledge, skills and abilities necessary for a successful career. While still early in its implementation, we are seeing positive results from those drivers who have completed this training versus those who have not. We are optimistic that, over time, this training will improve our drivers’ satisfaction and retention while also reducing their accident rate and the Company’s insurance and claims expense. COVID-19 has allowed us to start upgrading our driver fleet as drivers seek out larger and more stable companies like U.S. Xpress. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

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

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one way movements of freight over routes throughout the United States. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

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

The main factors that affect our operating revenue in our Truckload segment are the average revenue per mile we receive from our customers, the percentage of miles for which we are compensated and the number of shipments and miles we generate. Our primary measures of revenue generation for our Truckload segment are average revenue per loaded mile and average revenue per tractor per period, in each case excluding fuel surcharge revenue.

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

Approximately 27.1% of our total tractor fleet was operated by independent contractors at March 31, 2020. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated by type for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Revenue, before fuel surcharge	$392,820	$375,312
Fuel surcharge	39,748	40,051
Total operating revenue	$432,568	$415,363

For the quarter ended March 31, 2020, our total operating revenue increased by $17.2 million, or 4.1%, compared to the same quarter in 2019, and our revenue, before fuel surcharge increased by $17.5 million, or 4.7%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes in our Truckload and Brokerage segment, offset partially by decreased pricing.

To date volumes have remained above 30,000 per week, however we are seeing a sequential reduction in our spot market rates and we are uncertain as to when the market will recover as a result of the COVID-19 pandemic.

A summary of our revenue generated by segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Truckload revenue, before fuel surcharge	$342,344	$329,068
Fuel surcharge	39,748	40,051
Total Truckload operating revenue	382,092	369,119
Brokerage operating revenue	50,476	46,244
Total operating revenue	$432,568	$415,363

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Over the road
Average revenue per tractor per week	$3,463	$3,616
Average revenue per mile	$1.871	$1.985
Average revenue miles per tractor per week	1,851	1,822
Average tractors	3,835	3,617
Dedicated
Average revenue per tractor per week	$4,068	$3,961
Average revenue per mile	$2.376	$2.337
Average revenue miles per tractor per week	1,712	1,695
Average tractors	2,703	2,658
Consolidated
Average revenue per tractor per week	$3,713	$3,762
Average revenue per mile	$2.070	$2.128
Average revenue miles per tractor per week	1,794	1,768
Average tractors	6,538	6,275

For the quarter ended March 31, 2020, our Truckload revenue, before fuel surcharge increased by $13.3 million, or 4.0%, compared to the same quarter in 2019. The primary factors driving the changes in Truckload revenue,  were a

4.2% increase of average available tractors, a 1.5% increase in average revenue miles per tractor per week offset by a 2.7% decrease in average revenue per mile. During the quarter ended March 31, 2020, our OTR rates decreased 5.7% due primarily to spot market rates declining more than 10% compared to the same quarter in 2019. Our Dedicated rates increased  1.7% during the quarter ended March 31, 2020 as compared to the same period in 2019. Fuel surcharge revenue decreased by $0.3 million, or 0.8%, to $39.7 million, compared with $40.1 million in the same quarter in 2019. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.104 per gallon lower for the quarter ended March 31, 2020 compared to the same quarter in 2019. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices partially offset by a 7.1% increase in revenue miles compared to the same quarter in 2019.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third‑party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
Gross margin percentage	3.7%	17.5%

For the quarter ended March 31, 2020, our Brokerage revenue increased by $4.2 million, or 9.2%, compared to the same quarter in 2019. The primary factor driving the increase in Brokerage revenue was a 28.6%  increase in load count offset by a 15.1% decrease in average revenue per load. We experienced a decrease in our gross margin to 3.7% in the first quarter of 2020 compared to 17.5% due to a $207 decrease in revenue per load partially offset by a $10 decrease in cost per load compared to the same quarter in 2019. We continue to work on improving our gross margin in this segment.

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

The following is a summary of our salaries, wages and benefits for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Salaries, wages and benefits	$135,394	$124,563
% of total operating revenue	31.3%	30.0%
% of revenue, before fuel surcharge	34.5%	33.2%

For the quarter ended March 31, 2020, salaries, wages and benefits increased $10.8 million, or 8.7%, compared with the same quarter in 2019. The increases in absolute dollar terms were due primarily to $6.2 million of higher driver wages due in part to a 3.8% increase in company driver miles combined with increased driver pay per mile and a $2.7 million increase in office wages due in part to a 5.3% increase in headcount as we continue to invest in our ongoing initiatives. Our OTR driver pay on a per mile basis increased as a result of higher incentive-based pay as compared to the same quarter in 2019. During the three months ended March 31, 2020, our workers’ compensation expense and group health claims expense increased approximately 25.1%, due to increased group health claims expense and increased workers’ compensation claims as compared to the same quarter in 2019.

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

The following is a summary of our fuel and fuel taxes for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Fuel and fuel taxes	$40,323	$46,904
% of total operating revenue	9.3%	11.3%
% of revenue, before fuel surcharge	10.3%	12.5%

For the quarter ended March 31, 2020, fuel and fuel taxes decreased $6.6 million, or 14.0%, compared with the same quarter in 2019. The decrease in fuel and fuel taxes was primarily the result of a 10.6% decrease in the average fuel price per gallon, a 5.5%  increase in average miles per gallon,  offset by a 3.8% increase in company driver miles compared to the same quarter in 2019.

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

	March 31,
	2020	2019
	(dollars in thousands)
Total fuel surcharge revenue	$39,748	$40,051
Less: fuel surcharge revenue reimbursed to independent contractors	11,211	10,480
Company fuel surcharge revenue	28,537	29,571
Total fuel and fuel taxes	$40,323	$46,904
Less: company fuel surcharge revenue	28,537	29,571
Net fuel expense	$11,786	$17,333
% of total operating revenue	2.7%	4.2%
% of revenue, before fuel surcharge	3.0%	4.6%

For the quarter ended March 31, 2020, net fuel expense decreased $5.5 million, or 32.0%, compared with the same quarter in 2019. During the quarter ended March 31, 2020, the decrease in net fuel expenses was primarily the result of a 10.6% decrease in the average fuel price per gallon, a 5.5%  increase in average miles per gallon,  offset by a 3.8% increase in company driver miles compared to the same quarter in 2019.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three  months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Vehicle rents	$21,877	$18,976
Depreciation and amortization, net of (gains) losses on sale of property	25,803	23,062
Vehicle rents and depreciation and amortization of property and equipment	$47,680	$42,038
% of total operating revenue	11.0%	10.1%
% of revenue, before fuel surcharge	12.1%	11.2%

For the quarter ended March 31, 2020, vehicle rents increased $2.9 million or 15.3% compared to the same quarter in 2019.  The increase in vehicle rents was primarily due to increased trailers and tractors financed under operating leases compared to the same quarter in 2019. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $2.7 million, or 11.9%, compared to the same quarter in 2019. The increase in depreciation and amortization is primarily due to increased losses on sale of revenue equipment combined with increased software amortization as compared to the same quarter in 2019.

We continue to evaluate our planned capital expenditures and now estimate 2020 net capital expenditures to approximate $100.0 to $120.0 million, which includes an approximate $20.0 million transaction that carried over from the fourth quarter of 2019. The reduction from our prior estimate relates primarily to a deferral of a small quantity of planned tractor replacements combined with a reduction in the planned number of new trailer deliveries for the balance of the year. We expect to finance 100% of the acquisition price of new revenue equipment capital expenditures with finance leases or secured equipment notes, with no use of cash or borrowings under our Credit Facility. We will continue to monitor market conditions and may further reduce our planned capital expenditures as necessary.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third‑party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three  months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Purchased transportation	$129,754	$114,005
% of total operating revenue	30.0%	27.4%
% of revenue, before fuel surcharge	33.0%	30.4%

For the quarter ended March 31, 2020, purchased transportation increased $15.7 million, or 13.8%, compared to the same quarter in 2019. The increase in purchased transportation was partially due to a 28.6% increase in our Brokerage load count combined with a 18.2% increase in independent contractor miles as compared to the same quarter in 2019.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Purchased transportation	$129,754	$114,005
Less: fuel surcharge revenue reimbursed to independent contractors	11,211	10,480
Purchased transportation, net of fuel surcharge reimbursement	$118,543	$103,525
% of total operating revenue	27.4%	24.9%
% of revenue, before fuel surcharge	30.2%	27.6%

For the quarter ended March 31, 2020, purchased transportation, net of fuel surcharge reimbursement, increased $15.0 million, or 14.5%, compared to the same quarter in 2019. The increase in purchased transportation was partially due a 28.6% increase in our Brokerage load count combined with a 18.2% increase in independent contractor miles as compared to the same quarter in 2019.

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

The following is a summary of our operating expenses and supplies for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Operating expenses and supplies	$29,674	$27,945
% of total operating revenue	6.9%	6.7%
% of revenue, before fuel surcharge	7.6%	7.4%

For the quarter ended March 31, 2020, operating expenses and supplies increased $1.7 million, or 6.2%, compared to the same quarter in 2019. The increase was primarily due to increased incidental maintenance expenses related to our higher turnover as compared to the same quarter in 2019.

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

The following is a summary of our insurance premiums and claims expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Insurance premiums and claims	$26,023	$24,353
% of total operating revenue	6.0%	5.9%
% of revenue, before fuel surcharge	6.6%	6.5%

For the quarter ended March 31, 2020, insurance premiums and claims increased $1.7 million, or 6.9%, compared to the same quarter in 2019. This increase is primarily due to increased liability expense partially offset by decreased physical damage claims expense as we did not experience the same frequency of physical damage claims as compared to the same quarter in 2019. Our increase in liability expense was due primarily to a 7.8% increase in total miles while cost per mile remained essentially constant.

Since the second quarter of 2018, substantially all of the tractors in our fleet have been equipped with event recorders. We continue to believe we have an opportunity to reduce our claims expense over time as a result of (1) having completed the installation of event recorders in 2018, (2) the successful launch of our redeveloped driver training facilities, and (3) our decision to implement hair follicle testing for all of our drivers in the fourth quarter of 2019. While we have not yet seen measurable financial results from these initiatives, we believe our increase in expense in 2020 relative to 2019 would have been greater absent the combination of the above initiatives.

General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
General and other operating expenses	$21,259	$17,479
% of total operating revenue	4.9%	4.2%
% of revenue, before fuel surcharge	5.4%	4.7%

For the quarter ended March 31, 2020, general and other operating expenses increased $3.8 million, or 21.6%, compared to the same quarter in 2019. General and other expenses increased primarily due to higher driver hiring costs and other driver related expenses combined with increased terminal rents due to the sale leaseback transaction in the fourth quarter of 2019.

Liquidity and Capital Resources

Overview

Our business requires substantial amounts of cash to cover operating expenses as well as to fund capital expenditures, working capital changes, principal and interest payments on our obligations, lease payments, letters of credit to support insurance requirements and tax payments when we generate taxable income. Recently, we have financed our capital requirements with borrowings under our Credit Facility, cash flows from operating activities, direct equipment financing, finance leases, operating leases and proceeds from equipment sales.

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

At March 31, 2020, we had approximately $32.7 million of outstanding letters of credit, $77.0 million in outstanding borrowings and $90.6 million of availability under our $250.0 million Credit Facility.

 Due to uncertainties regarding the depth and duration of the economic impact of the COVID-19 crisis, as well as the impact of re-starting various components of the global supply chain at different times, we have considered many different scenarios, including those that would entail a significant multi-quarter degradation of business conditions across our customer base. Based on this analysis, we are managing the business to prudently control expenses and to ensure adequate liquidity even if operating and financial results are significantly and negatively impacted for an extended period.

Sources of Liquidity

Credit Facility

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

At March 31, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $77.0 million borrowings outstanding and $90.6 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Cash Flows

Our summary statements of cash flows for the three months ended March 31, 2020 and 2019 are set forth in the table below:

	Three Months Ended
	March 31,
	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$20,078	$25,479
Net cash used in investing activities	$(69,111)	$(32,491)
Net cash (used in) provided by financing activities	$48,972	$(12,569)

Operating Activities

For the three months ended March 31, 2020, we generated cash flows from operating activities of $20.1 million, a decrease of $5.4 million compared to the same period in 2019. The decrease was due primarily to a decrease of $12.5 million in net income adjusted for noncash items offset by a $7.1 million decrease in our operating assets and liabilities. Our operating assets and liabilities decreased $7.1 million during the three months ended March 31, 2020 as compared to the same period in 2019, due in part to increased accounts receivable collections, and decreased payments for accounts payable and other accrued liabilities partially offset by an increase in accrued wages and benefit payments related to timing of payments. Our decrease in net income adjusted for noncash items was due in part to decreased revenue per mile combined with the decrease in our Brokerage gross margin.

Investing Activities

For the three months ended March 31, 2020, net cash flows used in investing activities were $69.1 million, an increase of $36.6 million compared to the same period in 2019. This increase is primarily the result of increased revenue equipment purchases of which a part was a carryover from our 2019 planned capital expenditures. We expect our net capital expenditures for calendar year 2020 will approximate $100.0 million to $120.0 million and will be 100% financed with secured equipment notes or finance leases and will not require any use of cash or borrowings under our Credit Facility.

Financing Activities

For the three months ended March 31, 2020, net cash flows provided by financing activities were $49.0 million, an increase of $61.5 million compared to the same period in 2019. The increase is primarily due to $81.4 million of new borrowings related to existing fixed assets of which a portion was used to pay down our terminated term loan.

Working Capital

As of March 31, 2020, we had a working capital deficit of $49.9 million, representing an  $8.3 million decrease in our working capital from March 31, 2019. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt as of March 31, 2020, we had a working capital deficit of $26.1 million, compared with a working capital surplus of $3.4 million at March 31, 2019.  The decrease in working capital was primarily the result of increased accounts payable and the current portion of operating leases offset by increased assets held for sale.

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

Off-Balance Sheet Arrangements

The Company had letters of credit of $32.7 million outstanding as of March 31, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at March 31, 2020 to acquire revenue equipment for approximately $65.8 million during the remainder of 2020. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

Contractual Obligations

The table below summarizes our contractual obligations as of March 31, 2020.

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total
	(in thousands)
Long‑term debt obligations(1)	$95,175	$190,607	$158,418	$44,115	$488,315
Finance lease obligations(2)	2,804	5,261	1,363	—	9,428
Operating lease obligations(3)	78,626	135,208	62,099	38,054	313,987
Purchase obligations(4)	65,804	—	—	—	65,804
Total contractual obligations(5)	$242,409	$331,076	$221,880	$82,169	$877,534

(1)Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to March 31, 2020.

(2)Including interest obligations on finance lease obligations.

(3)We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through December 2034. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $96.4 million at March 31, 2020. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)We had commitments outstanding at March 31, 2020 to acquire revenue equipment. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)Excludes deferred taxes and long or short-term portion of self-insurance claims accruals.

Critical Accounting Policies

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. There have been no significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10‑K for the year ended December 31, 2019.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10‑K for the year ended December 31, 2019.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of March 31, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. Due to the material weakness described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of March 31, 2020.

Material Weakness in Internal Control over Financial Reporting

As described in our Annual Report on Form 10‑K for the year ended December 31, 2019, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, one of which continues to exist as of March 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective information technology general computer controls with respect to program development, change management, computer operation, and user access to programs and data. This deficiency did not result in a material misstatement to our annual or interim consolidated financial statements.  However, this deficiency could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

Remediation Efforts and Status of Remaining Material Weakness

During 2019, we implemented new or enhanced existing controls governing program development, change management, computer operations, and user access to programs and data. However, we believe additional time is needed to demonstrate the sustainability and effectiveness of the established controls before concluding on remediation.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2020,  there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10‑K for the year ended December 31, 2019, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors and should be read in conjunction with the risk factors included in our Annual Report on Form 10 K for the year ended December 31, 2019. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

We could be negatively impacted by the recent Coronavirus (“COVID-19”) outbreak or other similar outbreaks.

The recent outbreak of COVID-19, and any other outbreaks of contagious diseases or other adverse public health developments, could have a materially adverse effect on our financial condition, liquidity, results of operations, and cash flows. The outbreak of COVID-19 has resulted in governmental authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, increased border and port controls and closures, and shutdowns. There is considerable uncertainty regarding such measures and potential future measures, all of which could limit our ability to meet customer demand, as well as reduce customer demand.

Certain of our operations and personnel at our headquarters in Chattanooga, Tennessee, and other locations have already been working remotely, which could disrupt our management, business, finance, and financial reporting teams, and which could intensify over time.  We may experience an increase in absences or terminations among our driver and non-driver personnel due to the outbreak of COVID-19, which could have a materially adverse effect on our operating results.  Further, our operations, particularly in areas of increased COVID-19 infections, could be disrupted, resulting in a negative impact on our operations, results, and overall financial condition.  Negative financial results, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, make it more difficult to obtain amendments, extensions, and waivers, and adversely impact our ability to effectively meet our short- and long-term obligations.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, and it is possible that it could cause a global recession. Risks related to a slowdown or recession are described in our risk factor titled, “Our business is subject to general economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations,” under “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2019.

The extent to which COVID-19 could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain and will depend on future developments. Such developments may include the geographic spread and duration of the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10‑Q.

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

10.1#

Credit Agreement, dated as of January 29, 2020, by and among the U.S. Xpress Enterprises, Inc., U. S. Xpress, Inc., Xpress Shell, Inc., U. S. Xpress Leasing, Inc., Total Logistics, Inc., Associated Developments, LLC, and Total Transportation of Mississippi LLC as Borrowers, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer.

10.2#	Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Robert Pischke.
10.3#	Employment and Noncompetition Agreement between U.S. Xpress Enterprises, Inc. and Cameron Ramsdell.
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Chief Financial Officer
101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

#     Filed herewith.

##   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: May 6, 2020	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer