Form 10-Q
period 2020-06-30
US XPRESS ENTERPRISES INC
filed 2020-08-05
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date July 31, 2020.

Class A Common Stock, $0.01 par value: 33,936,199

Class B Common Stock, $0.01 par value: 15,667,095

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30,	December 31,
(in thousands, except share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$1,326	$5,687
Customer receivables, net of allowance of $207 and $63 at June 30, 2020 and December 31, 2019, respectively	185,035	183,706
Other receivables	16,573	15,253
Prepaid insurance and licenses	9,392	11,326
Operating supplies	7,950	7,193
Assets held for sale	12,715	17,732
Other current assets	14,553	15,831
Total current assets	247,544	256,728
Property and equipment, at cost	912,264	880,101
Less accumulated depreciation and amortization	(400,641)	(388,318)
Net property and equipment	511,623	491,783
Other assets
Operating lease right of use assets	277,362	276,618
Goodwill	59,221	57,708
Intangible assets, net	26,364	27,214
Other	31,327	30,058
Total other assets	394,274	391,598
Total assets	$1,153,441	$1,140,109
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$72,459	$68,918
Book overdraft	4,945	1,313
Accrued wages and benefits	26,970	24,110
Claims and insurance accruals, current	48,881	51,910
Other accrued liabilities	6,642	9,127
Current portion of operating lease liabilities	70,438	69,866
Current maturities of long-term debt and finance leases	87,106	80,247
Total current liabilities	317,441	305,491
Long-term debt, net of current maturities	295,858	315,797
Less unamortized discount and debt issuance costs	(335)	(1,223)
Net long-term debt	295,523	314,574
Deferred income taxes	20,993	20,692
Other long-term liabilities	12,325	5,249
Claims and insurance accruals, long-term	60,306	56,910
Noncurrent operating lease liabilities	206,616	206,357
Commitments and contingencies (Note 6)	—	—
Stockholders' Equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively, 33,697,907 and 33,314,141 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	336	333
Common stock Class B, $.01 par value, 35,000,000 authorized at June 30, 2020 and December 31, 2019, respectively, 15,807,095 and 15,687,101 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	158	157
Additional paid-in capital	258,557	250,700
Accumulated deficit	(20,700)	(20,982)
Stockholders' equity	238,351	230,208
Noncontrolling interest	1,886	628
Total stockholders' equity	240,237	230,836
Total liabilities and stockholders' equity	$1,153,441	$1,140,109

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating revenue
Revenue, before fuel surcharge	$393,964	$371,184	$786,784	$746,496
Fuel surcharge	28,513	42,678	68,261	82,729
Total operating revenue	422,477	413,862	855,045	829,225
Operating expenses
Salaries, wages, and benefits	139,987	130,521	275,381	255,084
Fuel and fuel taxes	29,874	47,374	70,197	94,278
Vehicle rents	21,335	18,579	43,212	37,555
Depreciation and amortization, net of (gain) loss on sale of property	26,283	24,752	52,086	47,814
Purchased transportation	117,366	112,579	247,120	226,584
Operating expenses and supplies	28,126	29,968	57,800	57,913
Insurance premiums and claims	21,283	19,266	47,306	43,619
Operating taxes and licenses	3,720	3,406	7,397	6,579
Communications and utilities	2,256	2,185	4,708	4,450
General and other operating expenses	15,970	17,115	37,229	34,594
Gain on sale of subsidiary	—	(670)	—	(670)
Total operating expenses	406,200	405,075	842,436	807,800
Operating income	16,277	8,787	12,609	21,425
Other expense (income)
Interest expense, net	4,862	5,296	10,283	10,899
Loss on sale of equity method investment	—	—	2,000	—
Equity in loss of affiliated companies	—	90	—	179
Other, net	—	—	—	26
	4,862	5,386	12,283	11,104
Income before income tax provision	11,415	3,401	326	10,321
Income tax provision	2,387	415	530	2,316
Net total and comprehensive income (loss)	9,028	2,986	(204)	8,005
Net total and comprehensive income (loss) attributable to noncontrolling interest	(470)	314	(486)	612
Net total and comprehensive income attributable to controlling interest	$9,498	$2,672	$282	$7,393
Earnings per share
Basic earnings per share	$0.19	$0.05	$0.01	$0.15
Basic weighted average shares outstanding	49,499	48,742	49,358	48,569
Diluted earnings (loss) per share	$0.18	$0.05	$(0.00)	$0.15
Diluted weighted average shares outstanding	50,215	49,312	49,518	49,184

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2020 and 2019

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Operating activities
Net income (loss)	$(204)	$8,005
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision	301	1,824
Depreciation and amortization	45,683	44,401
Losses on sale of equipment	6,403	3,413
Share based compensation	2,000	1,880
Other	2,967	572
Gain on sale of subsidiary	—	(670)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(3,027)	5,320
Prepaid insurance and licenses	1,933	612
Operating supplies	95	72
Other assets	1,085	(3,288)
Accounts payable and other accrued liabilities	11,822	(2,167)
Accrued wages and benefits	2,738	(2,401)
Net cash provided by operating activities	71,796	57,573
Investing activities
Payments for purchases of property and equipment	(87,270)	(105,137)
Proceeds from sales of property and equipment	24,101	23,041
Other	(1,880)	—
Sale of subsidiary, net of cash	—	(8,259)
Net cash used in investing activities	(65,049)	(90,355)
Financing activities
Borrowings under lines of credit	180,254	10,700
Payments under lines of credit	(180,254)	(9,900)
Borrowings under long-term debt	183,662	65,704
Payments of long-term debt and finance leases	(196,742)	(51,936)
Payments of financing costs and original issue discount	(1,276)	—
Payments of long-term consideration for business acquisition	(1,000)	(990)
Tax withholding related to net share settlement of restricted stock awards	(93)	(44)
Proceeds from issuance of common stock under ESPP	420	—
Purchase of noncontrolling interest	—	(8,659)
Proceeds from long-term consideration for sale of subsidiary	290	—
Book overdraft	3,631	9,791
Net cash (used in) provided by financing activities	(11,108)	14,666
Cash included in assets held for sale	—	11,784
Net change in cash and cash equivalents	(4,361)	(6,332)
Cash and cash equivalents
Beginning of year	5,687	9,892
End of period	$1,326	$3,560
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$9,222	$10,622
Cash paid during the year for income taxes	160	252
Supplemental disclosure of significant noncash investing and financing activities
Subsidiary stock issued in business combination	$7,278	$—
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	—	7,109
Property and equipment amounts accrued in accounts payable	1,245	—

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three and Six Months Ended June 30, 2020 and 2019

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	836	—	—	836
Vesting of restricted units	1	1	(93)	—	—	(91)
Issuance of common stock under ESPP	1	—	419	—	—	420
Net loss	—	—	—	(9,216)	(16)	(9,232)
Balances at March 31, 2020	335	158	251,862	(30,198)	612	222,769
Share based compensation	—	—	1,164	—	—	1,164
Vesting of restricted units	1	—	(3)	—	—	(2)
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278
Net income (loss)	—	—	—	9,498	(470)	9,028
Balances at June 30, 2020	$336	$158	$258,557	$(20,700)	$1,886	$240,237

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	—	—	856	—	—	856
Vesting of restricted units	—	1	(39)	—	—	(38)
Net income	—	—	—	4,721	298	5,019
Balances at March 31, 2019	329	156	252,559	(12,614)	3,794	244,224
Share based compensation	—	—	1,024	—	—	1,024
Vesting of restricted stock	3	1	(10)	—	—	(6)
Purchase of noncontrolling interest	—	—	(5,187)	—	(3,472)	(8,659)
Net income	—	—	—	2,672	314	2,986
Balances at June 30, 2019	$332	$157	$248,386	$(9,942)	$636	$239,569

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2020

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 Financial Instruments-Credit Losses (Topic 326) amending how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The guidance requires the application of a current expected credit loss model, which is a new impairment model based on expected losses. We adopted ASU 2016-13 effective January 1, 2020 and the application of this guidance did not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment testing process. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount. Under the new standard, a goodwill impairment loss is measured as the excess of the carrying value of a reporting unit over its fair value. We adopted ASU 2017-04 effective January 1, 2020 and the application of this guidance did not have a material impact on our financial statements.

3.        Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2020 and 2019 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income before income tax provision	$11,415	$3,401	$326	$10,321
Income tax provision	2,387	415	530	2,316
Effective tax rate	20.9%	12.2%	162.6%	22.4%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2020 and 2019 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), a net increase in valuation allowances and certain discrete items.

4.        Long-Term Debt

Long-term debt at June 30, 2020 and December 31, 2019 consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Line of credit, maturing January 2025	$—	$—
Term loan agreement, interest rate of 4.3% at December 31, 2019, terminated January 2020	—	150,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.4% and 4.7% at June 30, 2020 and December 31, 2019, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $346.3 million and $220.4 million at June 30, 2020 and December 31, 2019	346,600	208,252
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at June 30, 2020 and December 31, 2019 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $32.6 million and $20.2 million at June 30, 2020 and December 31, 2019	26,641	17,776
Other	1,893	8,795
	375,134	384,823
Less: Debt issuance costs	(335)	(1,223)
Less: Current maturities of long-term debt	(82,774)	(75,596)
	$292,025	$308,004

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

At June 30, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $0 borrowings outstanding and $139.1 million available to borrow.

At June 30, 2020, the Company was in compliance with the financial covenant prescribed by the Credit Facility.

5.        Leases

We have operating and finance leases with terms of 1 year to 10 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	June 30, 2020
Assets
Operating	Operating lease right-of-use assets	$277,362
Finance	Property and equipment, net	9,123
Total leased assets		$286,485

Liabilities
Current
Operating	Current portion of operating lease liabilities	$70,438
Finance	Current maturities of long-term debt and finance leases	4,332
Noncurrent
Operating	Noncurrent operating lease liabilities	206,616
Finance	Long-term debt and finance leases, net of current maturities	3,498
Total lease liabilities		$284,884

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	Vehicle rents and General and other operating	$21,628	$19,072	$43,543	$39,239
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	442	797	880	1,605
Interest on lease liabilities	Interest expense	141	278	314	596
Short-term lease cost	Vehicle rents and General and other operating	1,780	792	3,798	1,103
Total lease cost		$23,991	$20,939	$48,535	$42,543

	Six Months Ended
	June 30,
Cash Flow Information	2020	2019
Cash paid for operating leases included in operating activities	$43,543	$39,239
Cash paid for finance leases included in operating activities	$314	$596
Cash paid for finance leases included in financing activities	$3,236	$4,544

Operating lease right-of-use assets obtained in exchange for lease obligations	$45,474	$54,053
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$—	$2,018

	June 30, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.9	4.2%
Finance leases	3.0	5.4%

	June 30, 2019
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.2	5.0%
Finance leases	3.3	5.3%

As of June 30, 2020, future maturities of lease liabilities were as follows (in thousands):

	June 30, 2020
	Finance	Operating
2020	$1,491	$40,452
2021	4,081	77,274
2022	1,423	68,937
2023	1,423	53,362
2024	296	25,572
Thereafter	—	43,808
	8,714	309,405
Less: Amount representing interest	(884)	(32,351)
Total	$7,830	$277,054

6.        Commitments and Contingencies

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a class action lawsuit was filed against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The plaintiff’s initial proposed class certification (any employee driver who has driven in California at any time since December 23, 2011) was denied by the district court under Rule 26 due to lack of commonality amongst the putative class members.  The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or to pay premium pay for failure to provide such breaks under California law. The parties also filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court recently issued it ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load; and (4) the court denied the balance of cross-motions.

The plaintiff has filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the court has granted and is presently before the Ninth Circuit Court of Appeals for final determination as to whether the plaintiff will be given permission to file the appeal. The parties will complete expert discovery over the next several months, and a jury trial is set to begin on February 16, 2021. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

Stockholder Claims

As set forth below, between November 2018 and April 2019, eight substantially similar putative securities class action complaints were filed against the Company and certain other defendants: five in the Circuit Court of Hamilton County, Tennessee (“Tennessee State Court Cases”), two in the U.S. District Court for the Eastern District of Tennessee (“Federal Court Cases”), and one in the Supreme Court of the State of New York (“New York State Court Case”). Two of the Tennessee State Court Cases and one of the Federal Court Cases have been voluntarily dismissed. All of these matters are in preliminary stages of litigation, and discovery has not yet begun. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any.

On November 21, 2018, a putative class action complaint was filed in the Circuit Court of Hamilton County, Tennessee against the Company, five of our officers or directors, and the seven underwriters who participated in our June 2018 initial public offering (“IPO”), alleging violations of Sections 11 and 15 of the Securities Act of 1933 (the “Securities Act”). The class action lawsuit is based on allegations that the Company made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO. The lawsuit is purportedly brought on behalf of a putative class of all persons or entities who purchased or otherwise acquired the Company’s Class A common stock pursuant and/or traceable to the IPO, and seeks, among other things, compensatory damages, costs and expenses (including attorneys’ fees) on behalf of the putative class.

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

On April 2, 2019, a substantially similar putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the Company and the same five officers and directors as in the action commenced on November 21, 2018. Unlike the previously filed complaints, this complaint did not name as defendants any of the seven underwriters who participated in our IPO; however, an amended complaint was filed on October 8, 2019 (“Amended Federal Complaint”) which added all underwriters who participated in the IPO as defendants.

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

The Amended Federal Complaint is made on behalf of a putative class that consists of all persons who purchased or otherwise acquired the Class A common stock of the Company between June 14, 2018 and November 1, 2018 and who were allegedly damaged thereby. In addition, the Amended Federal Complaint alleges additional violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, its Chief Executive Office and its Chief Financial Officer. On December 23, 2019, the defendants filed a motion to dismiss the Amended Federal Complaint in its entirety for failure to allege facts sufficient to state a claim under either the Securities Act or the Exchange Act. Plaintiffs filed their Opposition to that Motion on March 9, 2020, and the Company filed its Reply brief on April 23, 2020.

On June 30, 2020, the court presiding over the remaining Federal Court Cases issued its ruling granting in part and denying in part the defendants’ motions to dismiss the Amended Federal Complaint. The court dismissed entirely plaintiffs’ claims for alleged violations of the Exchange Act and further held that plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Federal Amended Complaint. The court, however, held that the Federal Amended Complaint sufficiently alleged violations of the Securities Act to survive a motion to dismiss with respect to two statements from the June 2018 IPO registration statement and prospectus that plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statements deemed sufficient to support a Securities Act claim when assuming the truth of plaintiffs’ allegations. Defendants’ answers to the Federal Amended Complaint are to be filed by August 14, 2020, and the case will proceed to the discovery phase.

The complaints in all the actions listed above allege that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO, and that, as a result of such alleged statements, the plaintiffs and the members of the putative classes suffered damages. The Amended Federal Complaint additionally alleged that the Company, its Chief Executive Officer and its Chief Financial Officer made false and/or misleading statements and/or material omissions in press releases, earnings calls, investor conferences, television interviews, and filings made with the SEC subsequent to the IPO; however, claims with respect to those challenged statements were dismissed in the court’s June 30, 2020 ruling on defendants’ motions to dismiss. We believe the allegations made in the complaints are without merit and intend to defend ourselves vigorously in these matters.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. We filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. The district court has not yet ruled on the plaintiff’s petition for interlocutory appeal. There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

On June 25, 2020, a second putative collective and class action complaint was filed against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. in the U.S. District Court for the Eastern District of Tennessee. The putative class and collective action includes all current and former over-the-road truck drivers classified as independent contractors and employed by us during the applicable statute of limitations. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees subject to the FLSA. The complaint alleges that U.S. Xpress, Inc.’s pay practices for the putative collective and class members violated the minimum wage provisions of the FLSA for the period from June 25, 2017 to the present. The complaint further alleges that we failed to pay the plaintiff and members of the class for all miles they drove and breached the contract between the parties and that we were unjustly enriched as a result of the foregoing allegations. The parties have met and conferred to discuss the plaintiff’s claims, and the plaintiff has agreed to file a joint stipulation that his claim would be submitted to individual arbitration and asking the court to stay the case pending arbitration. There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions

Phishing Attack Class Action

On June 5, 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Eastern District of Tennessee arising out of a September 2019 phishing attack on the Company. Plaintiffs allege their personally identifiable information (“PII”) was compromised. Plaintiffs further allege that the Company failed to implement adequate security measures to prevent the phishing attack and failed to provide individuals whose PII was potentially impacted with timely and accurate notice. Plaintiffs bring the lawsuit on behalf of themselves and a putative class of “[a]ll persons residing in the United States whose PII was exposed” as a result of the phishing attack. Plaintiffs also assert a Florida-specific subclass. Plaintiffs assert claims for negligence, negligence per se, breach of confidence, and breach of implied contract. The Company’s deadline for responding to the complaint is August 3, 2020. We believe all of the counts in the complaint are without merit and intend to defend ourselves vigorously in this matter.

Other

The Company had letters of credit of $32.7 million outstanding as of June 30, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at June 30, 2020 to acquire revenue equipment for approximately $87.4 million during the remainder of 2020. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

7.        Share-based Compensation

2018 Omnibus Incentive Plan

In June 2018, the Board approved the 2018 Omnibus Incentive Plan (the “Incentive Plan”) to become effective in connection with the offering. The Company had reserved an aggregate of 3.2 million shares of its Class A common stock for issuance of awards under the Incentive Plan. In May 2020, the stockholders approved the Amended and Restated Omnibus Plan which, among other things, increased the number of shares remaining to issue to 5.8 million shares. Participants in the Incentive Plan will be selected by the Compensation Committee from the executive officers, directors, employees and consultants of the Company. Awards under the Incentive Plan may be made in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee pursuant to the Incentive Plan.

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the six months ended June 30, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	908,088	$8.73
Granted	1,010,461	5.01
Vested	(209,627)	9.06
Forfeited	(55,952)	6.84
Unvested at June 30, 2020	1,652,970	$6.48

Service based restricted stock grants vest over periods of one to five years and account for 1,392,970 of the unvested shares. Performance based awards account for 260,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. During the six months ended June 30, 2020, the Company recognized $0.1 million in compensation expense related to performance based awards. The Company recognized compensation expense related to service based awards of $0.8 million and $1.4 million during the three and six months ended June 30, 2020 and $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively. At June 30, 2020, the Company had $7.6 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.0 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2019 to June 30, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	359,259	$4.95
Vested	(87,476)	5.05
Forfeited/Canceled	(42,515)	5.00
Unvested at June 30, 2020	229,268	$4.90

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.1 million during the three and six months ended June 30, 2020 and $0.2 million and $0.3 million during the three and six months ended June 30, 2019, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At June 30, 2020, the Company had $0.9 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 2.4 years. As of June 30, 2020, 120,644 options were exercisable with a weighted average exercise price of $13.03 and a weighted average remaining contractual life of 8.3 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for the six months ended June 30, 2020:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2019	842,888	$2.14
Vested	(213,197)	2.12
Unvested at June 30, 2020	629,691	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2020 and $0.1 million and $0.3 million during the three and six months ended June 30, 2019, respectively. At June 30, 2020, the Company had approximately $1.2 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 3.6 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance  under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.0 million and $0.1 million for the three and six months ended June 30, 2020, and $0.1 million for the three and six months ended June 30, 2019, respectively, associated with the plan.

8.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 1,627,104 and 2,372,573 equity awards for the three and six months ended June 30, 2020, respectively and 759,513 and 712,750 for the three and six months ended June 30, 2019, respectively as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and six months ended June 30, 2020 and 2019, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator - Basic
Net income (loss)	$9,028	$2,986	$(204)	$8,005
Net income (loss) attributable to noncontrolling interest	(470)	314	(486)	612
Net income attributable to common stockholder	$9,498	$2,672	$282	$7,393

Numerator - Dilutive
Net income (loss)	$9,028	$2,986	$(204)	$8,005
Net income (loss) attributable to noncontrolling interest	(20)	314	(36)	612
Net income (loss) attributable to common stockholder	$9,048	$2,672	$(168)	$7,393

Basic weighted average of outstanding shares of common stock	49,499	48,742	49,358	48,569
Dilutive effect of equity awards	396	570	—	615
Dilutive effect of assumed subsidiary share conversion	320	—	160	—
Diluted weighted average of outstanding shares of common stock	50,215	49,312	49,518	49,184

Basic earnings per share	$0.19	$0.05	$0.01	$0.15
Diluted earnings (loss) per share	$0.18	$0.05	$(0.00)	$0.15

9.      Segment Information

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Truckload	$376,448	$374,405	$758,540	$743,524
Brokerage	46,029	39,457	96,505	85,701
Total Operating Revenue	$422,477	$413,862	$855,045	$829,225

Operating Income
Truckload	$20,428	$7,503	$21,628	$17,344
Brokerage	(4,151)	1,284	(9,019)	4,081
Total Operating Income	$16,277	$8,787	$12,609	$21,425

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, our strategic initiatives, and our digital fleet, future customer relationships, future growth of dedicated contract services, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, driver training and hair follicle testing, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions and regulations, including trade regulation, quotas, duties or tariffs, and any future changes to the foregoing, future fleet size and management, the market value of used equipment, including gain on sale, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, expected progress on internal control remediation efforts,  the anticipated effect of the COVID-19 pandemic, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are the fifth largest asset-based truckload carrier in the United States by revenue, generating over $1.7 billion in total operating revenue in 2019. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based truck brokerage network. As of June 30, 2020, our fleet consisted of approximately 6,800 tractors and approximately 14,000 trailers, including approximately 1,900 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

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

Market and Customer Update

We have a strong and diversified customer base with our top 25 customers representing 71% of 2019 revenues. At the peak of the COVID-19 crisis, customers representing 96% of our pre-COVID-19 revenues remained operational, and incremental volumes from those customers more than made up for the non-operational customers. Our volumes through the second quarter remained consistent primarily as a result of our customer mix. The fluctuations in volume in the general freight market and in specific industries related to COVID-19 have not negatively impacted the volumes of the Company’s major Dedicated accounts, which are concentrated in the discount retail and grocery market sectors.

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

Executive Summary

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us very well to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders. For 2020 we are focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and digital fleet from certain underperforming portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order. During the second quarter, we began to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, improve our customers’ and drivers’ satisfaction, and lower our costs.

Total revenue for the second quarter of 2020 increased by $8.6 million to $422.5 million as compared to the second quarter of 2019. The increase was primarily a result of a 4.4% increase in average tractors, a 3.2% increase in average revenue miles per tractor per week, a 16.7% increase in Brokerage revenue to $46.0 million partially offset by a 3.2% decrease in average revenue per mile and a $14.2 million decrease in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, second quarter revenue increased $22.8 million to $394.0 million, an increase of 6.1% as compared to the prior year quarter.

Operating income for the second quarter of 2020 was $16.3 million compared to operating income of $8.8 million in the second quarter of 2019. We delivered a 96.1% operating ratio for the quarter which is an improvement relative to the 97.9% operating ratio reported in the second quarter of 2019. Our profitability increased largely as a result of our OTR fleet average revenue miles per tractor increasing 3.5% in the second quarter from $1,853 in 2019 to $1,918 in 2020, an increase of 2.6% in revenue per tractor per week in our Dedicated fleet and decreased fixed and variable costs, offset by a 3.2% lower revenue per mile and a decrease in our Brokerage segment gross margin to 8.1% compared to 16.1% in the prior year quarter.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet which is a fleet that is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Our digital fleet is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As venture capital backed, digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test was successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 400 trucks in the second quarter of 2020. Phase one of our plan is to convert a total of 900 OTR solo trucks, with the lowest returns, to our digital platform over the next few quarters. Phase two of our plan will be to potentially convert an additional 1,200 trucks over the next couple of years.  While the conversion will not be linear, we expect our margins to expand further. Within our digital fleet during the second quarter, we experienced an approximate 20% improvement in utilization per truck, a dramatic decrease in driver turnover of approximately 70%, improved safety, a higher level of on-time service, and a significant reduction in fixed costs. The results in our digital business contributed to the dramatic improvement in our second quarter profitability. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

The OTR service offering experienced substantial improvement in the second quarter driven by the conversion of an additional 300 of our lowest performing tractors into our digital fleet.  This conversion helped drive our OTR utilization up by 3.5%, as compared to the first quarter of 2020, while contributing to a reduction in both our fixed and variable costs.

Reportable Segments

Our business is organized into two reportable segments, Truckload and Brokerage. Our Truckload segment offers truckload services, including OTR trucking and dedicated contract services. Our OTR service offering transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling pursuant to short-term contracts and spot moves that include irregular route moves without volume and capacity commitments. Tractors are operated with a solo driver or, when handling more time-sensitive, higher-margin freight, a team of two drivers. Our dedicated contract service offering provides similar freight transportation services, but with contractually assigned equipment, drivers and on-site personnel to address customers’ needs for committed capacity and service levels pursuant to multi-year contracts with guaranteed volumes and pricing. Our Brokerage segment is principally engaged in non-asset-based freight brokerage services, where loads are contracted to third-party carriers.

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one way movements of freight over routes throughout the United States. Our digital fleet is included within our OTR service offering. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

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

The main factors that affect our operating revenue in our Truckload segment are the average revenue per mile or load we receive from our customers, the percentage of miles for which we are compensated and the number of shipments and miles we generate. Our primary measures of revenue generation for our Truckload segment are average revenue per loaded mile and average revenue per tractor per period, in each case excluding fuel surcharge revenue.

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

Approximately 26.9% of our total tractor fleet was operated by independent contractors at June 30, 2020. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

Brokerage Segment

In our Brokerage segment, we retain the customer relationship, including billing and collection, and we outsource the transportation of the loads to third-party carriers. For this segment, we rely on brokerage employees to procure third-party carriers, as well as information systems to match loads and carriers.

Our Brokerage segment revenue is mainly affected by the rates we obtain from customers, the freight volumes we ship through our third-party carriers and our ability to secure third-party carriers to transport customer freight. We generally do not have contracted long-term rates for the cost of third-party carriers, and we cannot assure that our results of operations will not be adversely impacted in the future if our ability to obtain third-party carriers changes or the rates of such providers increase.

The most significant expense of our Brokerage segment, which is primarily variable, is the cost of purchased transportation that we pay to third-party carriers, and is included in the “Purchased transportation” line item. This expense generally varies depending upon truckload capacity, availability of third-party carriers, rates charged to customers and current freight demand and customer shipping needs. Other operating expenses are generally fixed and primarily include the compensation and benefits of non-driver personnel (which are recorded in the “Salaries, wages and benefits” line item) and depreciation and amortization expense.

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

Results of Operations

Revenue

We generate revenue from two primary sources: transporting freight for our customers (including related fuel surcharge revenue) and arranging for the transportation of customer freight by third-party carriers. We have two reportable segments: our Truckload segment and our Brokerage segment. Truckload revenue, before fuel surcharge and truckload fuel surcharge are primarily generated through trucking services provided by our two Truckload service offerings (OTR and dedicated contract). Brokerage revenue is primarily generated through brokering freight to third-party carriers.

Our total operating revenue is affected by certain factors that relate to, among other things, the general level of economic activity in the United States, customer inventory levels, specific customer demand, the level of capacity in the truckload and brokerage industry, the success of our marketing and sales efforts and the availability of drivers, independent contractors and third-party carriers.

A summary of our revenue generated by type for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$393,964	$371,184	$786,784	$746,496
Fuel surcharge	28,513	42,678	68,261	82,729
Total operating revenue	$422,477	$413,862	$855,045	$829,225

For the quarter ended June 30, 2020, our total operating revenue increased by $8.6 million, or 2.1%, compared to the same quarter in 2019, and our revenue, before fuel surcharge increased by $22.8 million, or 6.1%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes in our Truckload and Brokerage segment, offset partially by decreased pricing.

For the six months ended June 30, 2020, our total operating revenue increased by $25.8 million, or 3.1%, compared to the same period in 2019, and our revenue, before fuel surcharge increased by $40.3 million, or 5.4%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes in our Truckload and Brokerage segment, offset partially by decreased pricing.

As a result of our customer mix we did not experience a decline in overall freight volumes during this COVID-19 pandemic as the majority of our customers did not shutdown. However, our spot rates did suffer a decline early in the second quarter due to capacity from other verticals becoming available as their customer base saw a reduction in volumes.  During the back half of the second quarter we saw spot market rates recover from a 30% discount to contract rates to slightly exceeding contract rates as we exited the quarter.

A summary of our revenue generated by segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$347,935	$331,727	$690,279	$660,795
Fuel surcharge	28,513	42,678	68,261	82,729
Total Truckload operating revenue	376,448	374,405	758,540	743,524
Brokerage operating revenue	46,029	39,457	96,505	85,701
Total operating revenue	$422,477	$413,862	$855,045	$829,225

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Over the road
Average revenue per tractor per week	$3,558	$3,625	$3,511	$3,621
Average revenue per mile	$1.855	$1.956	$1.863	$1.970
Average revenue miles per tractor per week	1,918	1,853	1,884	1,838
Average tractors	3,825	3,611	3,830	3,614
Dedicated
Average revenue per tractor per week	$4,122	$4,018	$4,095	$3,990
Average revenue per mile	$2.351	$2.355	$2.363	$2.346
Average revenue miles per tractor per week	1,753	1,706	1,733	1,700
Average tractors	2,739	2,674	2,721	2,666
Consolidated
Average revenue per tractor per week	$3,793	$3,792	$3,753	$3,777
Average revenue per mile	$2.051	$2.118	$2.061	$2.123
Average revenue miles per tractor per week	1,849	1,791	1,821	1,779
Average tractors	6,564	6,285	6,551	6,280

For the quarter ended June 30, 2020, our Truckload revenue, before fuel surcharge increased by $16.2 million, or 4.9%, compared to the same quarter in 2019. The primary factors driving the changes in Truckload revenue, were a 4.4% increase of average available tractors, a 3.2% increase in average revenue miles per tractor per week partially offset by a 3.2% decrease in average revenue per mile. During the quarter ended June 30, 2020, our OTR rates decreased 5.2% due primarily to a decline of in our contract rates of approximately 5% compared to the same quarter in 2019. Our Dedicated revenue per tractor per week increased 2.6% during the quarter ended June 30, 2020 as compared to the same period in 2019. Fuel surcharge revenue decreased by $14.2 million, or 33.2%, to $28.5 million, compared with $42.7 million in the same quarter in 2019. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.694 per gallon lower for the quarter ended June 30, 2020 compared to the same quarter in 2019. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices partially offset by a 7.8% increase in revenue miles compared to the same quarter in 2019.

For the six months ended June 30, 2020, our Truckload revenue, before fuel surcharge increased by $29.5 million, or 4.5%, compared to the same period in 2019. The primary factors driving the changes in Truckload revenue, were a 4.3% increase of average available tractors, a 2.4% increase in average revenue miles per tractor per week partially offset by a 2.9% decrease in average revenue per mile. During the six months ended June 30, 2020, our OTR rates decreased 5.4% due primarily to a decline of in our contract rates of approximately 5% compared to the same period in 2019. Our Dedicated revenue per tractor per week increased 2.6% during the six months ended June 30, 2020 due primarily to a 1.9% increase in average revenue miles per tractor as compared to the same period in 2019. Fuel surcharge revenue decreased by $14.5 million, or 17.5%, to $68.3 million, compared with $82.7 million in the same period in 2019. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.401 per gallon lower for the six months ended June 30, 2020 compared to the same period in 2019. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices partially offset by a 7.5% increase in revenue miles compared to the same period in 2019.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gross margin percentage	8.1%	16.1%	5.8%	16.9%

For the quarter ended June 30, 2020, our Brokerage revenue increased by $6.6 million, or 16.7%, compared to the same quarter in 2019. The primary factor driving the increase in Brokerage revenue was a 37.8% increase in load count offset by a 15.4% decrease in average revenue per load. We experienced a decrease in our gross margin to 8.1% in the second quarter of 2020 compared to 16.1% in the same quarter of 2019, due to a $204 decrease in revenue per load partially offset by a $81 decrease in cost per load compared to the same quarter in 2019.

For the six months ended June 30, 2020, our Brokerage revenue increased by $10.8 million, or 12.6%, compared to the same period in 2019. The primary factor driving the increase in Brokerage revenue was a 32.9% increase in load count partially offset by a 15.3% decrease in average revenue per load. We experienced a decrease in our gross margin to 5.8% in the six months ended June 30, 2020 compared to 16.9% in the same period of 2019, due to a $206 decrease in revenue per load partially offset by a $44 decrease in cost per load compared to the same period in 2019. We continue to work on improving our gross margin in this segment.

Operating Expenses

For comparison purposes in the discussion below, we use total operating revenue and revenue, before fuel surcharge when discussing changes as a percentage of revenue. As it relates to the comparison of expenses to revenue, before fuel surcharge, we believe that removing fuel surcharge revenue, which is sometimes a volatile source of revenue affords a more consistent basis for comparing the results of operations from period-to-period.

Individual expense line items as a percentage of total operating revenue also are affected by fluctuations in the percentage of our revenue generated by independent contractor and brokerage loads.

Salaries, Wages and Benefits

Salaries, wages and benefits consist primarily of compensation for all employees. Salaries, wages and benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

The following is a summary of our salaries, wages and benefits for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$139,987	$130,521	$275,381	$255,084
% of total operating revenue	33.1%	31.5%	32.2%	30.8%
% of revenue, before fuel surcharge	35.5%	35.2%	35.0%	34.2%

For the quarter ended June 30, 2020, salaries, wages and benefits increased $9.5 million, or 7.3%, compared with the same quarter in 2019. The increases in absolute dollar terms were due primarily to $5.9 million of higher driver wages due in part to a 10.0% increase in company driver miles and a $4.6 million increase in office wages due in part to a 7.3% increase in headcount as we continue to invest in our ongoing initiatives. Our OTR driver wages on a per mile basis decreased 2.6% due in part to an increase in utilization as compared to the same quarter in 2019. During the quarter ended June 30, 2020, our workers’ compensation expense and group health claims expense decreased approximately 9.1%, due to decreased group health claims expense as compared to the same quarter in 2019.

For the six months ended June 30, 2020, salaries, wages and benefits increased $20.3 million, or 8.0%, compared with the same period in 2019. The increases in absolute dollar terms were due primarily to $12.4 million of higher driver wages due in part to a 6.9% increase in company driver miles and a $7.6 million increase in office wages due in part to a 6.3% increase in headcount as we continue to invest in our ongoing initiatives. During the six months ended June 30, 2020, our workers’ compensation expense and group health claims expense increased approximately 4.8%, due to increased workers compensation claims expense as compared to the same period in 2019, primarily arising in the first quarter of 2020.

Fuel and Fuel Taxes

Fuel and fuel taxes consist primarily of diesel fuel expense and fuel taxes for our company-owned and leased tractors. The primary factors affecting our fuel and fuel taxes expense are the cost of diesel fuel, the miles per gallon we realize with our equipment and the number of miles driven by company drivers.

We believe that the most effective protection against net fuel cost increases in the near term is to maintain an effective fuel surcharge program and to operate a fuel-efficient fleet by incorporating fuel efficiency measures, such as auxiliary heating units, installation of aerodynamic devices on tractors and trailers and low-rolling resistance tires on our tractors, engine idle limitations and computer-optimized fuel-efficient routing of our fleet.

The following is a summary of our fuel and fuel taxes for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$29,874	$47,374	$70,197	$94,278
% of total operating revenue	7.1%	11.4%	8.2%	11.4%
% of revenue, before fuel surcharge	7.6%	12.8%	8.9%	12.6%

For the quarter ended June 30, 2020, fuel and fuel taxes decreased $17.5 million, or 36.9%, compared with the same quarter in 2019. The decrease in fuel and fuel taxes was primarily the result of a 36.7% decrease in the average fuel price per gallon, a 6.0% increase in average miles per gallon, partially offset by a 10.0% increase in company driver miles compared to the same quarter in 2019.

For the six months ended June 30, 2020, fuel and fuel taxes decreased $24.1 million, or 25.5%, compared with the same period in 2019. The decrease in fuel and fuel taxes was primarily the result of a 24.1% decrease in the average fuel price per gallon and a 5.7% increase in average miles per gallon, partially offset by a 6.9% increase in company driver miles compared to the same period in 2019.

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

	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$28,513	$42,678	$68,261	$82,729
Less: fuel surcharge revenue reimbursed to independent contractors	7,311	12,233	18,522	22,713
Company fuel surcharge revenue	21,202	30,445	49,739	60,016
Total fuel and fuel taxes	$29,874	$47,374	$70,197	$94,278
Less: company fuel surcharge revenue	21,202	30,445	49,739	60,016
Net fuel expense	$8,672	$16,929	$20,458	$34,262
% of total operating revenue	2.1%	4.1%	2.4%	4.1%
% of revenue, before fuel surcharge	2.2%	4.6%	2.6%	4.6%

For the quarter ended June 30, 2020, net fuel expense decreased $8.3 million, or 48.8%, compared with the same quarter in 2019. During the quarter ended June 30, 2020, the decrease in net fuel expenses was primarily the result of a 36.7% decrease in the average fuel price per gallon, a 6.0% increase in average miles per gallon, partially offset by a 10.0% increase in company driver miles and a $9.2 million decrease in fuel surcharge revenue as compared to the same quarter in 2019.

For the six months ended June 30, 2020, net fuel expense decreased $13.8 million, or 40.3%, compared with the same period in 2019. During the six months ended June 30, 2020, the decrease in net fuel expenses was primarily the result of a 24.1% decrease in the average fuel price per gallon, a 5.7% increase in average miles per gallon, partially offset by a 6.9% increase in company driver miles and a $10.3 million decrease in fuel surcharge revenue compared to the same period in 2019.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$21,335	$18,579	$43,212	$37,555
Depreciation and amortization, net of (gains) losses on sale of property	26,283	24,752	52,086	47,814
Vehicle rents and depreciation and amortization of property and equipment	$47,618	$43,331	$95,298	$85,369
% of total operating revenue	11.3%	10.5%	11.1%	10.3%
% of revenue, before fuel surcharge	12.1%	11.7%	12.1%	11.4%

For the quarter ended June 30, 2020, vehicle rents increased $2.8 million or 14.8% compared to the same quarter in 2019. The increase in vehicle rents was primarily due to increased trailers and tractors financed under operating leases compared to the same quarter in 2019. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $1.5 million, or 6.2%, compared to the same quarter in 2019. The increase in depreciation and amortization is primarily due to increased losses on sale of revenue equipment combined with increased software amortization as compared to the same quarter in 2019.

For the six months ended June 30, 2020, vehicle rents increased $5.7 million or 15.1% compared to the same period in 2019. The increase in vehicle rents was primarily due to increased trailers and tractors financed under operating leases compared to the same period in 2019. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $4.3 million, or 8.9%, compared to the same period in 2019. The increase in depreciation and amortization is primarily due to increased losses on sale of revenue equipment combined with increased software amortization as compared to the same period in 2019.

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

The following is a summary of our purchased transportation for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$117,366	$112,579	$247,120	$226,584
% of total operating revenue	27.8%	27.2%	28.9%	27.3%
% of revenue, before fuel surcharge	29.8%	30.3%	31.4%	30.4%

For the quarter ended June 30, 2020, purchased transportation increased $4.8 million, or 4.3%, compared to the same quarter in 2019. The increase in purchased transportation reflected a 37.8% increase in our Brokerage load count combined with a 4.6% increase in independent contractor miles partially offset by a 40.2% decrease in fuel surcharge paid to independent contractors as compared to the same quarter in 2019.

For the six months ended June 30, 2020, purchased transportation increased $20.5 million, or 9.1%, compared to the same period in 2019. The increase in purchased transportation reflected a 32.9% increase in our Brokerage load count combined with an 11.1% increase in independent contractor miles partially offset by a 18.5% decrease in fuel surcharge paid to independent contractors as compared to the same quarter in 2019.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$117,366	$112,579	$247,120	$226,584
Less: fuel surcharge revenue reimbursed to independent contractors	7,311	12,233	18,522	22,713
Purchased transportation, net of fuel surcharge reimbursement	$110,055	$100,346	$228,598	$203,871
% of total operating revenue	26.0%	24.2%	26.7%	24.6%
% of revenue, before fuel surcharge	27.9%	27.0%	29.1%	27.3%

For the quarter ended June 30, 2020, purchased transportation, net of fuel surcharge reimbursement, increased $9.7 million, or 9.7%, compared to the same quarter in 2019. The increase in purchased transportation reflected a 37.8% increase in our Brokerage load count combined with a 4.6% increase in independent contractor miles as compared to the same quarter in 2019.

For the six months ended June 30, 2020, purchased transportation, net of fuel surcharge reimbursement, increased $24.7 million, or 12.1%, compared to the same period in 2019. The increase in purchased transportation reflected a 32.9% increase in our Brokerage load count combined with an 11.1% increase in independent contractor miles as compared to the same period in 2019.

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

The following is a summary of our insurance premiums and claims expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$21,283	$19,266	$47,306	$43,619
% of total operating revenue	5.0%	4.7%	5.5%	5.3%
% of revenue, before fuel surcharge	5.4%	5.2%	6.0%	5.8%

For the quarter ended June 30, 2020, insurance premiums and claims increased $2.0 million, or 10.5%, compared to the same quarter in 2019. This increase is primarily due to increased liability expense primarily due to excess premiums as compared to the same quarter in 2019. Our increase in liability expense was due primarily to an 8.4% increase in total miles while cost per mile remained essentially constant.

For the six months ended June 30, 2020, insurance premiums and claims increased $3.7 million, or 8.5%, compared to the same period in 2019. This increase is primarily due to increased liability expense partially offset by decreased physical damage claims expense as we did not experience the same frequency of physical damage claims as compared to the same period in 2019.

Since the second quarter of 2018, substantially all of the tractors in our fleet have been equipped with event recorders. We continue to believe we have an opportunity to reduce our claims expense over time as a result of (1) having completed the installation of event recorders in 2018, (2) the successful launch of our redeveloped driver training facilities, (3) our decision to implement hair follicle testing for all of our drivers in the fourth quarter of 2019, and (4) the successful launch of our digital fleet which is currently experiencing fewer preventable accidents per million miles than our legacy fleet. While we have not yet seen measurable financial results from these initiatives, we believe our increase in expense in 2020 relative to 2019 would have been greater absent the combination of the above initiatives.

General and Other Operating Expenses

General and other operating expenses consist primarily of driver recruiting costs, legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$15,970	$17,115	$37,229	$34,594
% of total operating revenue	3.8%	4.1%	4.4%	4.2%
% of revenue, before fuel surcharge	4.1%	4.6%	4.7%	4.6%

For the quarter ended June 30, 2020, general and other operating expenses decreased $1.1 million, or 6.7%, compared to the same quarter in 2019. General and other expenses decreased primarily due to lower driver hiring costs, the decision to exit our OTR student training program, and other driver related expenses combined with reduced travel and entertainment expenses partially offset by increased terminal rents due to the sale leaseback transaction in the fourth quarter of 2019.

For the six months ended June 30, 2020, general and other operating expenses increased $2.6 million, or 7.6%, compared to the same period in 2019. General and other expenses increased primarily due to increased terminal rents due to the sale leaseback transaction in the fourth quarter of 2019 combined with slight increases in other professional and administrative expenses.

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

We believe we can fund our expected cash needs, including debt repayment, in the short-term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long-term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures. The availability of financing and equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.

At June 30, 2020, we had approximately $32.7 million of outstanding letters of credit, $0 million in outstanding borrowings and $139.1 million of availability under our $250.0 million Credit Facility.

Due to uncertainties regarding the depth and duration of the economic impact of the COVID-19 crisis, as well as the impact of re-starting various components of the global supply chain at different times, we have considered many different scenarios, including those that would entail a significant multi-quarter degradation of business conditions across our customer base. Based on this analysis, we are managing the business to prudently control expenses with the goal of ensuring adequate liquidity even if operating and financial results are significantly and negatively impacted for an extended period.

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

At June 30, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $0 million borrowings outstanding and $139.1 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Cash Flows

Our summary statements of cash flows for the six months ended June 30, 2020 and 2019 are set forth in the table below:

	Six Months Ended
	June 30,
	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$71,796	$57,573
Net cash used in investing activities	$(65,049)	$(90,355)
Net cash (used in) provided by financing activities	$(11,108)	$14,666

Operating Activities

For the six months ended June 30, 2020, we generated cash flows from operating activities of $71.8 million, an increase of $14.2 million compared to the same period in 2019. The increase was due primarily to a $16.5 million decrease in our operating assets and liabilities. Our operating assets and liabilities decreased $16.5 million during the six  months ended June 30, 2020 as compared to the same period in 2019, due in part to increased accounts payable and other accrued liabilities primarily the result of deferred payroll taxes in conjunction with the Coronavirus Aid, Relief and Economic Security Act enacted March 2020, increased accrued wages and benefits related to timing of payments, partially offset by increased accounts receivable as a result of increased revenues and a decrease of $2.3 million in net income adjusted for noncash items. Our decrease in net income adjusted for noncash items was due in part to decreased revenue per mile combined with the decrease in our Brokerage gross margin.

Investing Activities

For the six months ended June 30, 2020, net cash flows used in investing activities were $65.0 million, a decrease of $25.3 million compared to the same period in 2019. This decrease is primarily the result of decreased revenue equipment purchases during the six months ended June 30, 2020. We expect our net capital expenditures for calendar year 2020 will approximate $100.0 million to $120.0 million and will be 100% financed with secured equipment notes or finance leases and will not require any use of cash or borrowings under our Credit Facility.

Financing Activities

For the six months ended June 30, 2020, net cash flows used in financing activities were $11.1 million, an increase of $25.8 million compared to the same period in 2019. The increase is primarily due to decreased revenue equipment capital expenditures which are primarily funded with secured equipment notes or finance leases.

Working Capital

As of June 30, 2020, we had a working capital deficit of $69.9 million, representing a $30.9 million decrease in our working capital from June 30, 2019. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of June 30, 2020, we had a working capital deficit of $42.7 million, compared with a working capital surplus of $9.7 million at June 30, 2019. The decrease in working capital was primarily the result of increased accounts payable combined with decreased other receivables and assets. We adopted Accounting Standard Codification 842 Leases on January 1, 2019 and as a result increased our current liabilities for the current portion of operating lease liabilities. Excluding the impact of the standard, we had a working capital surplus of $0.5 million at June 30, 2020, compared with a working capital surplus of $19.2 million at June 30, 2019.

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

Off-Balance Sheet Arrangements

The Company had letters of credit of $32.7 million outstanding as of June 30, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at June 30, 2020 to acquire revenue equipment for approximately $87.4 million during the remainder of 2020. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

Seasonality

In the trucking industry, revenue has historically decreased as customers reduce shipments following the winter holiday season and as inclement weather impedes operations. At the same time, operating expenses have generally increased, with fuel efficiency declining because of engine idling and weather, causing more physical damage equipment repairs and insurance claims and costs. For the reasons stated, first quarter results historically have been lower than results in each of the other three quarters of the year. However, cyclical changes in the trucking industry, including imbalances in supply and demand, can override the seasonality faced in the industry. Over the past several years, we have seen increases in demand at varying times, including surges between Thanksgiving and the year-end holiday season.

Contractual Obligations

The table below summarizes our contractual obligations as of June 30, 2020.

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total

	(in thousands)
Long‑term debt obligations(1)	$96,960	$223,202	$52,947	$42,455	$415,564
Finance lease obligations(2)	4,792	2,914	1,008	—	8,714
Operating lease obligations(3)	80,572	137,627	55,222	35,985	309,406
Purchase obligations(4)	87,378	—	—	—	87,378
Total contractual obligations(5)	$269,702	$363,743	$109,177	$78,440	$821,062

(1)	Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to June 30, 2020.
(2)	Including interest obligations on finance lease obligations.
(3)

We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through December 2034. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $106.4 million at June 30, 2020. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)

We had commitments outstanding at June 30, 2020 to acquire revenue equipment. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)	Excludes deferred taxes and long or short-term portion of self-insurance claims accruals.

Critical Accounting Policies

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. There have been no significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. Due to the material weakness described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of June 30, 2020.

Material Weakness in Internal Control over Financial Reporting

As described in our Annual Report on Form 10-K for the year ended December 31, 2019, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, one of which continues to exist as of June 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective information technology general computer controls with respect to program development, change management, computer operation, and user access to programs and data. This deficiency did not result in a material misstatement to our annual or interim consolidated financial statements.  However, this deficiency could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2020, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II           OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

We are involved in various other litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage and cargo damage involves varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers to be adequate. Based on its knowledge of the facts and, in certain cases, advice of outside counsel, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a materially adverse effect on us. Information relating to legal proceedings is included in Note 6 to our unaudited condensed consolidated financial statements, and is incorporated herein by reference.

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, in the sections entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2020, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under the Credit Facility.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6.           EXHIBITS

Exhibit Number	Description
3.1

Third Amended and Restated Articles of Incorporation of U.S. Xpress Enterprises, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on June 2, 2020).

3.2	Third Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc., (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on filed on June 2, 2020).
10.1#

U.S. Xpress Enterprises, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement filed with the SEC on April 17, 2020).

31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Chief Financial Officer
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#     Filed herewith.

##   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: August 5, 2020	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer