Form 10-Q
period 2020-09-30
US XPRESS ENTERPRISES INC
filed 2020-10-30
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date October  27, 2020.

Class A Common Stock, $0.01 par value: 33,936,199

Class B Common Stock, $0.01 par value: 15,647,095

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	September 30,	December 31,
(in thousands, except share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$7,422	$5,687
Customer receivables, net of allowance of $185 and $63 at September 30, 2020 and December 31, 2019, respectively	190,644	183,706
Other receivables	16,345	15,253
Prepaid insurance and licenses	23,073	11,326
Operating supplies	8,249	7,193
Assets held for sale	25,623	17,732
Other current assets	16,405	15,831
Total current assets	287,761	256,728
Property and equipment, at cost	900,719	880,101
Less accumulated depreciation and amortization	(397,263)	(388,318)
Net property and equipment	503,456	491,783
Other assets
Operating lease right of use assets	280,687	276,618
Goodwill	59,221	57,708
Intangible assets, net	25,938	27,214
Other	33,979	30,058
Total other assets	399,825	391,598
Total assets	$1,191,042	$1,140,109
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$77,646	$68,918
Book overdraft	—	1,313
Accrued wages and benefits	32,095	24,110
Claims and insurance accruals, current	51,571	51,910
Other accrued liabilities	7,483	9,127
Current portion of operating lease liabilities	74,357	69,866
Current maturities of long-term debt and finance leases	111,232	80,247
Total current liabilities	354,384	305,491
Long-term debt and finance leases, net of current maturities	282,453	315,797
Less unamortized discount and debt issuance costs	(325)	(1,223)
Net long-term debt and finance leases	282,128	314,574
Deferred income taxes	22,236	20,692
Other long-term liabilities	18,710	5,249
Claims and insurance accruals, long-term	55,174	56,910
Noncurrent operating lease liabilities	206,190	206,357
Commitments and contingencies (Note 6)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively, 33,967,774 and 33,314,141 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	339	333
Common stock Class B, $.01 par value, 35,000,000 authorized at September 30, 2020 and December 31, 2019, respectively, 15,647,095 and 15,687,101 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	157	157
Additional paid-in capital	260,365	250,700
Accumulated deficit	(10,004)	(20,982)
Stockholders' equity	250,857	230,208
Noncontrolling interest	1,363	628
Total stockholders' equity	252,220	230,836
Total liabilities and stockholders' equity	$1,191,042	$1,140,109

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Operating revenue
Revenue, before fuel surcharge	$403,679	$386,666	$1,190,463	$1,133,162
Fuel surcharge	27,790	41,837	96,051	124,566
Total operating revenue	431,469	428,503	1,286,514	1,257,728
Operating expenses
Salaries, wages, and benefits	137,541	134,862	412,889	389,907
Fuel and fuel taxes	33,208	47,315	103,265	141,252
Vehicle rents	20,956	19,470	64,168	57,025
Depreciation and amortization, net of (gain) loss on sale of property	25,785	26,684	77,871	74,498
Purchased transportation	125,997	122,433	373,117	349,017
Operating expenses and supplies	33,927	36,147	101,249	104,744
Insurance premiums and claims	17,835	19,570	65,141	63,189
Operating taxes and licenses	3,359	3,533	10,756	10,112
Communications and utilities	2,187	2,209	6,895	6,659
General and other operating expenses	14,783	12,998	42,663	37,288
Gain on sale of subsidiary	—	—	—	(670)
Total operating expenses	415,578	425,221	1,258,014	1,233,021
Operating income	15,891	3,282	28,500	24,707
Other expense (income)
Interest expense, net	4,381	5,467	14,664	16,366
Loss on sale of equity method investment	—	—	2,000	—
Equity in loss of affiliated companies	—	91	—	270
Other, net	—	—	—	26
	4,381	5,558	16,664	16,662
Income (loss) before income tax provision	11,510	(2,276)	11,836	8,045
Income tax provision (benefit)	1,337	(813)	1,867	1,503
Net total and comprehensive income (loss)	10,173	(1,463)	9,969	6,542
Net total and comprehensive income (loss) attributable to noncontrolling interest	(523)	(17)	(1,009)	595
Net total and comprehensive income (loss) attributable to controlling interest	$10,696	$(1,446)	$10,978	$5,947
Earnings (loss) per share
Basic earnings (loss) per share	$0.22	$(0.03)	$0.22	$0.12
Basic weighted average shares outstanding	49,667	48,984	49,462	48,709
Diluted earnings (loss) per share	$0.20	$(0.03)	$0.20	$0.12
Diluted weighted average shares outstanding	51,194	48,984	50,493	49,289

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Operating activities
Net income	$9,969	$6,542
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	1,543	1,018
Depreciation and amortization	68,104	68,813
Losses on sale of equipment	9,767	5,685
Share based compensation	3,421	2,810
Other	3,186	783
Gain on sale of subsidiary	—	(670)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(8,354)	(5,650)
Prepaid insurance and licenses	(11,747)	(12,189)
Operating supplies	(204)	(443)
Other assets	(3,047)	(4,800)
Accounts payable and other accrued liabilities	21,413	22,076
Accrued wages and benefits	7,863	(729)
Net cash provided by operating activities	101,914	83,246
Investing activities
Payments for purchases of property and equipment	(129,582)	(127,899)
Proceeds from sales of property and equipment	36,192	33,301
Other	(1,880)	(2,000)
Sale of subsidiary, net of cash	—	(6,432)
Net cash used in investing activities	(95,270)	(103,030)
Financing activities
Borrowings under lines of credit	231,254	56,200
Payments under lines of credit	(231,254)	(53,300)
Borrowings under long-term debt	228,981	78,803
Payments of long-term debt and finance leases	(231,340)	(73,472)
Payments of financing costs	(1,391)	(170)
Payments of long-term consideration for business acquisition	(1,000)	(990)
Tax withholding related to net share settlement of restricted stock awards	(135)	(44)
Proceeds from issuance of common stock under ESPP	851	349
Purchase of noncontrolling interest	—	(8,659)
Proceeds from long-term consideration for sale of subsidiary	438	—
Book overdraft	(1,313)	3,833
Net cash (used in) provided by financing activities	(4,909)	2,550
Cash included in assets held for sale	—	11,784
Net change in cash and cash equivalents	1,735	(5,450)
Cash and cash equivalents
Beginning of year	5,687	9,892
End of period	$7,422	$4,442
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,479	$16,102
Cash paid during the year for income taxes	497	311
Supplemental disclosure of significant noncash investing and financing activities
Subsidiary stock issued in business combination	$7,278	$—
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	—	7,109
Uncollected proceeds from asset sales	—	1,607
Property and equipment amounts accrued in accounts payable	1,252	1,622

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three and Nine Months Ended September 30, 2020 and 2019

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	836	—	—	836
Vesting of restricted units	1	1	(93)	—	—	(91)
Issuance of common stock under ESPP	1	—	419	—	—	420
Net loss	—	—	—	(9,216)	(16)	(9,232)
Balances at March 31, 2020	335	158	251,862	(30,198)	612	222,769
Share based compensation	—	—	1,164	—	—	1,164
Vesting of restricted units	1	—	(3)	—	—	(2)
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278
Net income (loss)	—	—	—	9,498	(470)	9,028
Balances at June 30, 2020	336	158	258,557	(20,700)	1,886	240,237
Share based compensation	—	—	1,421	—	—	1,421
Vesting of restricted units	1	—	(43)	—	—	(42)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	1	—	430	—	—	431
Net income (loss)	—	—	—	10,696	(523)	10,173
Balances at September 30, 2020	$339	$157	$260,365	$(10,004)	$1,363	$252,220

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	—	—	856	—	—	856
Vesting of restricted units	—	1	(39)	—	—	(38)
Net income	—	—	—	4,721	298	5,019
Balances at March 31, 2019	329	156	252,559	(12,614)	3,794	244,224
Share based compensation	—	—	1,024	—	—	1,024
Vesting of restricted stock	3	1	(10)	—	—	(6)
Purchase of noncontrolling interest	—	—	(5,187)	—	(3,472)	(8,659)
Net income	—	—	—	2,672	314	2,986
Balances at June 30, 2019	332	157	248,386	(9,942)	636	239,569
Share based compensation	—	—	930	—	—	930
Issuance of common stock under ESPP	1	—	349	—	—	350
Net loss	—	—	—	(1,446)	(17)	(1,463)
Balances at September 30, 2019	$333	$157	$249,665	$(11,388)	$619	$239,386

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2020

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2019 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current presentation.

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

3.        Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2020 and 2019 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income before income tax provision	$11,510	$(2,276)	$11,836	$8,045
Income tax provision	1,337	(813)	1,867	1,503
Effective tax rate	11.6%	35.7%	15.8%	18.7%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2020 and 2019 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), a net increase in valuation allowances and certain discrete items.

4.        Long-Term Debt

Long-term debt at September 30, 2020 and December 31, 2019 consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Line of credit, maturing January 2025	$—	$—
Term loan agreement, interest rate of 4.3% at December 31, 2019, terminated January 2020	—	150,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.2% and 4.7% at September 30, 2020 and December 31, 2019, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $344.5 million and $220.4 million at September 30, 2020 and December 31, 2019	344,281	208,252
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at September 30, 2020 and December 31, 2019 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $32.2 million and $20.2 million at September 30, 2020 and December 31, 2019	26,312	17,776
Other	15,851	8,795
	386,444	384,823
Less: Debt issuance costs	(325)	(1,223)
Less: Current maturities of long-term debt	(107,165)	(75,596)
	$278,954	$308,004

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

At September 30, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $0 borrowings outstanding and $147.5 million available to borrow.

At September 30, 2020, the Company was in compliance with the financial covenant prescribed by the Credit Facility.

5.        Leases

We have operating and finance leases with terms of 1 year to 15 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	September 30, 2020
Assets
Operating	Operating lease right-of-use assets	$280,687
Finance	Property and equipment, net	8,095
Total leased assets		$288,782

Liabilities
Current
Operating	Current portion of operating lease liabilities	$74,357
Finance	Current maturities of long-term debt and finance leases	4,067
Noncurrent
Operating	Noncurrent operating lease liabilities	206,190
Finance	Long-term debt and finance leases, net of current maturities	3,174
Total lease liabilities		$287,788

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2020	2019	2020	2019
Operating lease cost	Vehicle rents and General and other operating	$20,902	$19,917	$64,445	$59,156
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	439	760	1,319	2,365
Interest on lease liabilities	Interest expense	138	252	452	848
Short-term lease cost	Vehicle rents and General and other operating	2,358	1,250	6,156	2,353
Total lease cost		$23,837	$22,179	$72,372	$64,722

	Nine Months Ended
	September 30,
Cash Flow Information	2020	2019
Cash paid for operating leases included in operating activities	$64,445	$59,156
Cash paid for finance leases included in operating activities	$452	$848
Cash paid for finance leases included in financing activities	$3,746	$5,624

Operating lease right-of-use assets obtained in exchange for lease obligations	$66,526	$116,222
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$—	$2,018

	September 30, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.7	4.1%
Finance leases	2.9	5.4%

	September 30, 2019
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.0	5.3%
Finance leases	3.3	4.6%

As of September 30, 2020, future maturities of lease liabilities were as follows (in thousands):

	September 30, 2020
	Finance	Operating
2020	$771	$21,163
2021	4,081	82,414
2022	1,423	74,085
2023	1,423	58,524
2024	296	29,288
Thereafter	—	46,493
	7,994	311,967
Less: Amount representing interest	(753)	(31,420)
Total	$7,241	$280,547

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

The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. We anticipate the appeal will be fully-briefed by approximately the end of February 2021.The parties have agreed to request the district court to stay the trial presently scheduled for February 16, 2021 until after the appeal is decided. The district court will still need to decide the scope of the stay as to whether the case will be completely stayed or whether the parties will complete expert discovery over the next several months. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

As to the Tennessee State Court Cases, two of five complaints were voluntarily dismissed and the remaining three were consolidated with a Consolidated Amended Class Action Complaint filed on May 10, 2019 in the Circuit Court of Hamilton County, Tennessee against the Company, five of our current and former officers or directors, and the seven underwriters who participated in our June 2018 initial public offering (“IPO”), alleging violations of Sections 11, 12(a)(2)  and 15 of the Securities Act of 1933 (the “Securities Act”). The putative class action lawsuit is based on allegations that the Company made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO. The lawsuit is purportedly brought on behalf of a putative class of all persons or entities who purchased or otherwise acquired the Company’s Class A common stock pursuant and/or traceable to the IPO, and seeks, among other things, compensatory damages, costs and expenses (including attorneys’ fees) on behalf of the putative class.

On June 28, 2019, the defendants filed a Motion to Dismiss the Tennessee State Court Cases for failure to allege facts sufficient to support a violation of Section 11, 12 or 15 of the Securities Act, which motion remains pending. Discovery is currently stayed pending a decision on the Motion to Dismiss.

As to the Federal Court Cases, the operative amended complaint was filed on October 8, 2019 (“Amended Federal Complaint”), which named the same defendants as the Tennessee State Court Cases. The Amended Federal Complaint is made on behalf of a putative class that consists of all persons who purchased or otherwise acquired the Class A common stock of the Company between June 14, 2018 and November 1, 2018 and who were allegedly damaged thereby. In addition to claims for alleged violations of Section 11 and 15 of the Securities Act, the Amended Federal Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, its Chief Executive Officer and its Chief Financial Officer. On December 23, 2019, the defendants filed a Motion to Dismiss the Amended Federal Complaint in its entirety for failure to allege facts sufficient to state a claim under either the Securities Act or the Exchange Act. The plaintiffs filed their Opposition to that Motion on March 9, 2020, and the defendants filed their Reply brief on April 23, 2020.

On June 30, 2020, the court presiding over the Federal Court Cases issued its ruling granting in part and denying in part the defendants’ Motions to Dismiss the Amended Federal Complaint. The court dismissed entirely the plaintiffs’ claims for alleged violations of the Exchange Act and further held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Amended Federal Complaint. The court, however, held that the Federal Amended Complaint sufficiently alleged violations of the Securities Act with respect to two statements from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statements deemed sufficient to support a Securities Act claim when assuming the truth of the plaintiffs’ allegations. The Federal Court Cases are currently in discovery . On September 11, 2020, the plaintiffs filed a Motion for Class Certification, which remains pending.

As to the New York State Case, on March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. The parties have stipulated to extend the time for the defendants to respond to the complaint in this matter pending resolution of the Motions to Dismiss filed in the remaining of the Tennessee State Court Cases and the Federal Court Cases.

Stockholder Derivative Action

On June 7, 2019, a stockholder derivative lawsuit was filed in the District Court for Clark County, Nevada against five of our executives and all five of our independent board members (collectively, the “Individual Defendants”), and naming the Company as a nominal defendant. The complaint alleges that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO and that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to make such statements. The complaint alleges that the Company has been damaged by the alleged wrongful conduct as a result of, among other things, being subjected to the time and expense of the securities class action lawsuits that have been filed relating to the IPO. In addition to a claim for alleged breach of fiduciary duties, the lawsuit alleges claims against the Individual Defendants for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The parties have stipulated to a stay of this proceeding pending entry of a final judgment in the  Tennessee State Court Cases, Federal Court Case, and the New York State Case. This matter is in the preliminary stages of litigation. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously in this matter.

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. We filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied Plaintiff’s petition. The plaintiff has not yet initiated arbitration on the claims. There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

On June 25, 2020, a second putative collective and class action complaint was filed against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. in the U.S. District Court for the Eastern District of Tennessee. The putative class and collective action includes all current and former over-the-road truck drivers classified as independent contractors and employed by us during the applicable statute of limitations. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees subject to the FLSA. The complaint alleges that U.S. Xpress, Inc.’s pay practices for the putative collective and class members violated the minimum wage provisions of the FLSA for the period from June 25, 2017 to the present. The complaint further alleges that we failed to pay the plaintiff and members of the class for all miles they drove and breached the contract between the parties and that we were unjustly enriched as a result of the foregoing allegations. The plaintiff agreed to submit his claim to individual arbitration. There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

Independent Contractor Class Action

On June 5, 2020, a putative class action lawsuit was filed against the Company in the U.S. District Court for the Eastern District of Tennessee arising out of a September 2019 phishing attack on the Company. Plaintiffs alleged their personally identifiable information (“PII”) was compromised. Plaintiffs further allege that the Company failed to implement adequate security measures to prevent the phishing attack and failed to provide individuals whose PII was potentially impacted with timely and accurate notice. Plaintiffs bring the lawsuit on behalf of themselves and a putative class of “[a]ll persons residing in the United States whose PII was exposed” as a result of the phishing attack. Plaintiffs also asserted a Florida-specific subclass. Plaintiffs asserted claims for negligence, negligence per se, breach of confidence, and breach of implied contract. We believed all of the counts in the complaint were without merit and defended ourselves vigorously in this matter.

The Company reached settlements with both Plaintiffs on an individual (not class) basis.  The settlements resolve the litigation, which was terminated in its entirety as of September 21, 2020.

Other

The Company had letters of credit of $32.7 million outstanding as of September 30, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at September 30, 2020 to acquire revenue equipment for approximately $61.4 million during the remainder of 2020. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

7.        Share-based Compensation

2018 Omnibus Incentive Plan

In June 2018, the Board approved the 2018 Omnibus Incentive Plan (the “Incentive Plan”) to become effective in connection with the initial public offering. The Company had reserved an aggregate of 3.2 million shares of its Class A common stock for issuance of awards under the Incentive Plan. In May 2020, the stockholders approved the Amended and Restated Omnibus Plan which, among other things, increased the number of shares remaining to issue to 5.8 million shares. Participants in the Incentive Plan will be selected by the Compensation Committee from the executive officers, directors, employees and consultants of the Company. Awards under the Incentive Plan may be made in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee pursuant to the Incentive Plan.

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the nine months ended September 30, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	908,088	$8.73
Granted	1,014,912	5.03
Vested	(221,752)	8.96
Forfeited	(65,832)	7.05
Unvested at September 30, 2020	1,635,416	$6.47

Service based restricted stock grants vest over periods of one to five years and account for 1,387,416 of the unvested shares. Performance based awards account for 248,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. During the three and nine months ended September 30, 2020, the Company recognized $0.4 million and $0.5 million in compensation expense related to performance based awards. The Company recognized compensation expense related to service based awards of $0.8 million and $2.2 million during the three and nine months ended September 30, 2020 and $0.6 million and $1.8 million during the three and nine months ended September 30, 2019, respectively. At September 30, 2020, the Company had $6.8 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.8 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2019 to September 30, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	359,259	$4.95
Vested	(87,476)	5.05
Forfeited/Canceled	(42,515)	5.00
Unvested at September 30, 2020	229,268	$4.90

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.2 million during the three and nine months ended September 30, 2020 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At September 30, 2020, the Company had $0.8 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 2.1 years. As of September 30, 2020, 120,644 options were exercisable with a weighted average exercise price of $13.03 and a weighted average remaining contractual life of 8.1 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for the nine months ended September 30, 2020:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2019	842,888	$2.14
Vested	(216,304)	2.12
Unvested at September 30, 2020	626,584	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2020 and $0.1 million and $0.4 million during the three and nine months ended September 30, 2019, respectively. At September 30, 2020, the Company had approximately $1.2 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 3.4 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2019, respectively, associated with the plan.

8.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 420,480 and 702,074 equity awards for the three and nine months ended September 30, 2020, respectively and 1,639,577 and 643,988 for the three and nine months ended September 30, 2019, respectively as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and nine months ended September 30, 2020 and 2019, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator - Basic
Net income (loss)	$10,173	$(1,463)	$9,969	$6,542
Net income (loss) attributable to noncontrolling interest	(523)	(17)	(1,009)	595
Net income (loss) attributable to common stockholder	$10,696	$(1,446)	$10,978	$5,947

Numerator - Dilutive
Net income (loss)	$10,173	$(1,463)	$9,969	$6,542
Net income (loss) attributable to noncontrolling interest	(16)	(17)	(52)	595
Net income (loss) attributable to common stockholder	$10,189	$(1,446)	$10,021	$5,947

Basic weighted average of outstanding shares of common stock	49,667	48,984	49,462	48,709
Dilutive effect of equity awards	1,049	—	764	580
Dilutive effect of assumed subsidiary share conversion	478	—	267	—
Diluted weighted average of outstanding shares of common stock	51,194	48,984	50,493	49,289

Basic earnings (loss) per share	$0.22	$(0.03)	$0.22	$0.12
Diluted earnings (loss) per share	$0.20	$(0.03)	$0.20	$0.12

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Truckload	$375,499	$382,467	$1,134,039	$1,125,991
Brokerage	55,970	46,036	152,475	131,737
Total Operating Revenue	$431,469	$428,503	$1,286,514	$1,257,728

Operating Income
Truckload	$20,407	$3,345	$42,035	$20,689
Brokerage	(4,516)	(63)	(13,535)	4,018
Total Operating Income	$15,891	$3,282	$28,500	$24,707

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including the impact of event recorders, our strategic initiatives, and our digital fleet,Variant, future customer relationships, future growth of dedicated contract services, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, driver training, hair follicle testing, and renewal rates, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions and regulations, including trade regulation, quotas, duties or tariffs, and any future changes to the foregoing, future fleet size and management, the market value of used equipment, including gain on sale, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, expected progress on internal control remediation efforts,  the anticipated effect of the COVID-19 pandemic, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are the fifth largest asset-based truckload carrier in the United States by revenue, generating over $1.7 billion in total operating revenue in 2019. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based truck brokerage network. As of September 30, 2020, our fleet consisted of approximately 6,500 tractors and approximately 13,500 trailers, including approximately 1,900 tractors provided by independent contractors. All of our tractors have been equipped with electronic logs since 2012, and our systems and network are engineered for compliance with the recent federal electronic log mandate. Our terminal network and information technology infrastructure are established and capable of handling significantly larger volumes without meaningful additional investment.

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

Market and Customer Update

We have a strong and diversified customer base with our top 25 customers representing 71% of 2019 revenues. Our volumes through the third quarter remained consistent primarily as a result of our customer mix. The fluctuations in volume in the general freight market and in specific industries related to COVID-19 have not negatively impacted the volumes of the Company’s major Dedicated accounts, which are concentrated in the discount retail and grocery market sectors.

Liquidity and Capital Resources

Due to uncertainties regarding the depth and duration of the economic impact of the COVID-19 crisis, as well as the impact of re-starting various components of the global supply chain at different times, we have considered many different scenarios.

We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Executive Summary

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us very well to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders. For 2020, we are focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain underperforming portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order. During the third quarter, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents, improve our customers’ and drivers’ satisfaction, and lower our costs.

Total revenue for the third quarter of 2020 increased by $3.0 million to $431.5 million as compared to the third quarter of 2019. The increase was primarily a result of a 21.6% increase in Brokerage revenue to $56.0 million, a 2.9% increase in average revenue per mile, a 0.7% increase in average revenue miles per tractor per week, partially offset by a 2.1% decrease in average tractors and a $14.0 million decrease in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, third quarter revenue increased $17.0 million to $403.7 million, an increase of 4.4% as compared to the prior year quarter.

Operating income for the third quarter of 2020 was $15.9 million compared to operating income of $3.3 million in the third quarter of 2019. We delivered a 96.3% operating ratio for the quarter which is an improvement relative to the 99.2% operating ratio reported in the third quarter of 2019. Our profitability increased largely as a result of a 2.9% increased revenue per mile combined with lower claims expense and other costs, offset by a higher percentage of unseated trucks in our legacy OTR fleet and a decrease in our Brokerage segment gross margin to 6.7% compared to 12.0% in the prior year quarter.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, since branded as Variant, which is a fleet that is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As venture capital backed, digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test was successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 400 trucks in the second quarter of 2020 and adding approximately 100 trucks during the third quarter. Phase one of our plan is to convert a total of 900 OTR solo trucks, with the lowest returns, to our Variant platform over the next few quarters. Phase two of our plan will be to potentially convert an additional 1,200 trucks over the next four to six quarters.  While the conversion will not be linear, we expect our margins to expand further. Within our Variant fleet during the third quarter, we continued to experience an approximate 20% improvement in utilization per truck, a dramatic decrease in driver turnover of approximately 70%, improved safety, and a higher level of on-time service. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

As we look to the fourth quarter of 2020, we expect our driver recruiting in Variant to pick up, which we are already beginning to see through October.  This increase is expected to deliver improved results, which should effectively offset the turnover that we have experienced in our legacy OTR fleet and slightly improve our profitability for the fourth quarter of 2020 as we expect to experience improved spot and contract pricing.  As we continue to scale Variant into the first quarter of 2021, we then expect to experience sustainable margin expansion over the course of the next year.

In regards to the market, our baseline assumptions for the balance of 2020 include a general sequential economic recovery that may be volatile at times, increasing inventory re-stocking, tight trucking capacity, and relatively benign cost inflation outside of driver-related and insurance premium expenses.  These conditions combined with a continued shortage of drivers are expected to be supportive of the market and rates through next year which will have to support significant increases in driver pay, some of which are already in place.  As a result, we expect contract rates in 2021 to increase on average by 10-15% with the driver shortage likely extending the cycle as we believe there will be up to 200,000 fewer drivers compared to the beginning of the year.

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

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one way movements of freight over routes throughout the United States. Our Variant fleet is included within our OTR service offering. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

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

Approximately 26.6% of our total tractor fleet was operated by independent contractors at September 30, 2020. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated by type for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$403,679	$386,666	$1,190,463	$1,133,162
Fuel surcharge	27,790	41,837	96,051	124,566
Total operating revenue	$431,469	$428,503	$1,286,514	$1,257,728

For the quarter ended September 30, 2020, our total operating revenue increased by $3.0 million, or 0.7%, compared to the same quarter in 2019, and our revenue, before fuel surcharge increased by $17.0 million, or 4.4%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing in our Truckload and Brokerage segment and increased volumes in our Brokerage segment offset partially by decreased utilization in our Truckload segment.

For the nine months ended September 30, 2020, our total operating revenue increased by $28.8 million, or 2.3%, compared to the same period in 2019, and our revenue, before fuel surcharge increased by $57.3 million, or 5.1%. The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes in our Truckload and Brokerage segment, offset partially by decreased pricing.

As a result of our customer mix we did not experience a decline in overall freight volumes during this COVID-19 pandemic as the majority of our customers did not shutdown. However, our spot rates did suffer a decline early in the second quarter due to capacity from other verticals becoming available as their customer base saw a reduction in volumes.  During the third quarter, we saw spot market rates exceed contract rates for the first time in seven quarters, and we expect contract rates in 2021 to increase on average 10-15%.

A summary of our revenue generated by segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$347,709	$340,630	$1,037,988	$1,001,425
Fuel surcharge	27,790	41,837	96,051	124,566
Total Truckload operating revenue	375,499	382,467	1,134,039	1,125,991
Brokerage operating revenue	55,970	46,036	152,475	131,737
Total operating revenue	$431,469	$428,503	$1,286,514	$1,257,728

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Over the road
Average revenue per tractor per week	$3,680	$3,479	$3,566	$3,572
Average revenue per mile	$2.047	$1.910	$1.921	$1.949
Average revenue miles per tractor per week	1,798	1,821	1,856	1,832
Average tractors	3,684	3,785	3,781	3,671
Dedicated
Average revenue per tractor per week	$4,065	$4,011	$4,085	$3,998
Average revenue per mile	$2.353	$2.408	$2.360	$2.367
Average revenue miles per tractor per week	1,728	1,666	1,731	1,689
Average tractors	2,710	2,748	2,717	2,693
Consolidated
Average revenue per tractor per week	$3,843	$3,703	$3,783	$3,752
Average revenue per mile	$2.173	$2.109	$2.097	$2.118
Average revenue miles per tractor per week	1,768	1,756	1,804	1,772
Average tractors	6,394	6,533	6,498	6,364

For the quarter ended September 30, 2020, our Truckload revenue, before fuel surcharge increased by $7.1 million, or 2.1%, compared to the same quarter in 2019. The primary factors driving the changes in Truckload revenue, were a 2.9% increase in average revenue per mile, a 0.7% increase in average revenue miles per tractor per week partially offset by a 2.1% decrease in average available tractors. During the quarter ended September 30, 2020, our OTR rates increased 7.2% due primarily to an increase in spot rates offset by an approximate 2.9% decline in our contract rates compared to the same quarter in 2019. Our Dedicated revenue per tractor per week increased 1.4% during the quarter ended September 30, 2020 as compared to the same period in 2019. Fuel surcharge revenue decreased by $14.0 million, or 33.6%, to $27.8 million, compared with $41.8 million in the same quarter in 2019. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.598 per gallon lower for the quarter ended September 30, 2020 compared to the same quarter in 2019. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices combined with a slight decrease in revenue miles compared to the same quarter in 2019.

For the nine months ended September 30, 2020, our Truckload revenue, before fuel surcharge increased by $36.6 million, or 3.7%, compared to the same period in 2019. The primary factors driving the changes in Truckload revenue, were a 2.1% increase of average available tractors, a 1.8% increase in average revenue miles per tractor per week partially offset by a 1.0% decrease in average revenue per mile. During the nine months ended September 30, 2020, our OTR rates decreased 1.4% due primarily to a decline of in our contract rates of approximately 4.3% compared to the same period in 2019. Our Dedicated revenue per tractor per week increased 2.2% during the nine months ended September 30, 2020 due primarily to a 2.5% increase in average revenue miles per tractor per week as compared to the same period in 2019. Fuel surcharge revenue decreased by $28.5 million, or 22.9%, to $96.1 million, compared with $124.6 million in the same period in 2019. The Department of Energy (“DOE”) national weekly average fuel price per gallon averaged approximately $0.464 per gallon lower for the nine months ended September 30, 2020 compared to the same period in 2019. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices partially offset by a 4.4% increase in revenue miles compared to the same period in 2019.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gross margin percentage	6.7%	12.0%	6.1%	15.2%

For the quarter ended September 30, 2020, our Brokerage revenue increased by $9.9 million, or 21.6%, compared to the same quarter in 2019. The primary factor driving the increase in Brokerage revenue was a 14.9% increase in average revenue per load and a 5.9% increase in load count. We experienced a decrease in our gross margin to 6.7% in the third quarter of 2020 compared to 12.0% in the same quarter of 2019, due to a $241 increase in cost per load caused by tightened truckload capacity partially offset by a $187 increase in average revenue per load compared to the same quarter in 2019. During the third quarter of 2020, 76.0% of our freight was contracted while 24.0% was sourced through the spot market.  We are currently working to increase the percentage of freight sourced through the spot market and increasing the contractual rates to better match current market conditions.

For the nine months ended September 30, 2020, our Brokerage revenue increased by $20.7 million, or 15.7%, compared to the same period in 2019. The primary factor driving the increase in Brokerage revenue was a 23.0% increase in load count partially offset by a 5.9% decrease in average revenue per load. We experienced a decrease in our gross margin to 6.1% in the nine months ended September 30, 2020 compared to 15.2% in the same period of 2019, due to a $78 decrease in revenue per load combined with a $46 increase in cost per load compared to the same period in 2019. We continue to work on improving our operating margin in this segment and expect the operating ratio to improve approximately 500 basis points for the fourth quarter.

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

The following is a summary of our salaries, wages and benefits for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$137,541	$134,862	$412,889	$389,907
% of total operating revenue	31.9%	31.5%	32.1%	31.0%
% of revenue, before fuel surcharge	34.1%	34.9%	34.7%	34.4%

For the quarter ended September 30, 2020, salaries, wages and benefits increased $2.7 million, or 2.0%, compared with the same quarter in 2019. The increases in absolute dollar terms were due primarily to a $5.2 million increase in office wages due in part to a 7.8% increase in headcount as we continue to invest in our ongoing initiatives. During the quarter ended September 30, 2020, our workers’ compensation expense and group health claims expense decreased approximately 16.3%, due to decreased workers compensation and group health claims expense as compared to the same quarter in 2019.

For the nine months ended September 30, 2020, salaries, wages and benefits increased $23.0 million, or 5.9%, compared with the same period in 2019. The increases in absolute dollar terms were due primarily to $11.7 million of higher driver wages due in part to a 4.7% increase in company driver miles and a $12.8 million increase in office wages due in part to a 6.9% increase in headcount as we continue to invest in our ongoing initiatives. During the nine months ended September 30, 2020, our workers’ compensation expense and group health claims expense decreased approximately 2.6%, due to decreased workers compensation and group health claims expense as compared to the same period in 2019.

In the near term, we believe salaries, wages and benefits will increase as a result of significant driver pay increases, some of which are already in place, due to a shortage of qualified drivers.

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

The following is a summary of our fuel and fuel taxes for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$33,208	$47,315	$103,265	$141,252
% of total operating revenue	7.7%	11.0%	8.0%	11.2%
% of revenue, before fuel surcharge	8.2%	12.2%	8.7%	12.5%

For the quarter ended September 30, 2020, fuel and fuel taxes decreased $14.1 million, or 29.8%, compared with the same quarter in 2019. The decrease in fuel and fuel taxes was primarily the result of a 25.4% decrease in the average fuel price per gallon, a 5.4% increase in average miles per gallon, partially offset by a slight increase in company driver miles compared to the same quarter in 2019.

For the nine months ended September 30, 2020, fuel and fuel taxes decreased $38.0 million, or 26.9%, compared with the same period in 2019. The decrease in fuel and fuel taxes was primarily the result of a 24.5% decrease in the average fuel price per gallon and a 5.6% increase in average miles per gallon, partially offset by a 4.7% increase in company driver miles compared to the same period in 2019.

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

	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$27,790	$41,837	$96,051	$124,566
Less: fuel surcharge revenue reimbursed to independent contractors	6,838	11,874	25,360	34,587
Company fuel surcharge revenue	20,952	29,963	70,691	89,979
Total fuel and fuel taxes	$33,208	$47,315	$103,265	$141,252
Less: company fuel surcharge revenue	20,952	29,963	70,691	89,979
Net fuel expense	$12,256	$17,352	$32,574	$51,273
% of total operating revenue	2.8%	4.0%	2.5%	4.1%
% of revenue, before fuel surcharge	3.0%	4.5%	2.7%	4.5%

For the quarter ended September 30, 2020, net fuel expense decreased $5.1 million, or 29.4%, compared with the same quarter in 2019. During the quarter ended September 30, 2020, the decrease in net fuel expenses was primarily the result of a 25.4% decrease in the average fuel price per gallon, a 5.4% increase in average miles per gallon, partially offset by a $9.0 million decrease in company fuel surcharge revenue as compared to the same quarter in 2019.

For the nine months ended September 30, 2020, net fuel expense decreased $18.7 million, or 36.5%, compared with the same period in 2019. During the nine months ended September 30, 2020, the decrease in net fuel expenses was primarily the result of a 24.5% decrease in the average fuel price per gallon, a 5.6% increase in average miles per gallon, partially offset by a 4.7% increase in company driver miles and a $19.3 million decrease in company fuel surcharge revenue compared to the same period in 2019.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$20,956	$19,470	$64,168	$57,025
Depreciation and amortization, net of (gains) losses on sale of property	25,785	26,684	77,871	74,498
Vehicle rents and depreciation and amortization of property and equipment	$46,741	$46,154	$142,039	$131,523
% of total operating revenue	10.8%	10.8%	11.0%	10.5%
% of revenue, before fuel surcharge	11.6%	11.9%	11.9%	11.6%

For the quarter ended September 30, 2020, vehicle rents increased $1.5 million or 7.6% compared to the same quarter in 2019. The increase in vehicle rents was primarily due to increased trailers financed under operating leases compared to the same quarter in 2019. Depreciation and amortization, net of (gains) losses on sale of property and equipment decreased $0.9 million, or 3.4%, compared to the same quarter in 2019. The decrease in depreciation and amortization is primarily due to decreased owned tractors combined with lower depreciation per tractor partially offset by increased software amortization as compared to the same quarter in 2019.

For the nine months ended September 30, 2020, vehicle rents increased $7.1 million or 12.5% compared to the same period in 2019. The increase in vehicle rents was primarily due to increased trailers and tractors financed under operating leases compared to the same period in 2019. Depreciation and amortization, net of (gains) losses on sale of property and equipment increased $3.4 million, or 4.5%, compared to the same period in 2019. The increase in depreciation and amortization is primarily due to increased software amortization as compared to the same period in 2019.

We continue to evaluate our planned capital expenditures and estimate 2020 net capital expenditures to approximate $100.0 to $120.0 million, which includes an approximate $20.0 million transaction that carried over from the fourth quarter of 2019.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$125,997	$122,433	$373,117	$349,017
% of total operating revenue	29.2%	28.6%	29.0%	27.7%
% of revenue, before fuel surcharge	31.2%	31.7%	31.3%	30.8%

For the quarter ended September 30, 2020, purchased transportation increased $3.6 million, or 2.9%, compared to the same quarter in 2019. The increase in purchased transportation reflected a 5.9% increase in our Brokerage load count, a 21.8% increase in cost per Brokerage load partially offset by a 7.2% decrease in independent contractor miles and a 42.4% decrease in fuel surcharge paid to independent contractors as compared to the same quarter in 2019.

For the nine months ended September 30, 2020, purchased transportation increased $24.1 million, or 6.9%, compared to the same period in 2019. The increase in purchased transportation reflected a 23.0% increase in our Brokerage load count, a 4.1% increase in our cost per Brokerage load combined with a 4.6% increase in independent contractor miles partially offset by a 26.7% decrease in fuel surcharge paid to independent contractors as compared to the same period in 2019.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$125,997	$122,433	$373,117	$349,017
Less: fuel surcharge revenue reimbursed to independent contractors	6,838	11,874	25,360	34,587
Purchased transportation, net of fuel surcharge reimbursement	$119,159	$110,559	$347,757	$314,430
% of total operating revenue	27.6%	25.8%	27.0%	25.0%
% of revenue, before fuel surcharge	29.5%	28.6%	29.2%	27.7%

For the quarter ended September 30, 2020, purchased transportation, net of fuel surcharge reimbursement, increased $8.6 million, or 7.8%, compared to the same quarter in 2019. The increase in purchased transportation reflected a 5.9% increase in our Brokerage load count, a 21.8% increase in cost per Brokerage load partially offset by a 7.2% decrease in independent contractor miles as compared to the same quarter in 2019.

For the nine months ended September 30, 2020, purchased transportation, net of fuel surcharge reimbursement, increased $33.3 million, or 10.6%, compared to the same period in 2019. The increase in purchased transportation reflected a 23.0% increase in our Brokerage load count, a 4.1% increase in our cost per Brokerage load combined with a 4.6% increase in independent contractor miles as compared to the same period in 2019.

Operating Expenses and Supplies

Operating expenses and supplies consist primarily of ordinary vehicle repairs and maintenance costs, driver on-the-road expenses, tolls and driver recruiting costs. Operating expenses and supplies are primarily affected by the age of our company-owned and leased fleet of tractors and trailers, the number of miles driven in a period and driver turnover.

The following is a summary of our operating expenses and supplies expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$33,927	$36,147	$101,249	$104,744
% of total operating revenue	7.9%	8.4%	7.9%	8.3%
% of revenue, before fuel surcharge	8.4%	9.3%	8.5%	9.2%

For the quarter ended September 30, 2020, operating expenses and supplies decreased $2.2 million, or 6.1%, compared to the same quarter in 2019. The decrease in operating expenses and supplies is primarily due to decreased costs associated with the student driver training program suspended during the second quarter of 2020.

For the nine months ended September 30, 2020, operating expenses and supplies decreased $3.5 million, or 3.3%, compared to the same period in 2019. The decrease in operating expenses and supplies is primarily due to decreased driver hiring related costs and costs associated with the student driver training program as compared to the same period in 2019.

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

The following is a summary of our insurance premiums and claims expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$17,835	$19,570	$65,141	$63,189
% of total operating revenue	4.1%	4.6%	5.1%	5.0%
% of revenue, before fuel surcharge	4.4%	5.1%	5.5%	5.6%

For the quarter ended September 30, 2020, insurance premiums and claims decreased $1.7 million, or 8.9%, compared to the same quarter in 2019. This decrease is primarily due to decreased physical damage and liability claims expense partially offset by increased excess liability premiums as compared to the same quarter in 2019. Effective September 1, 2020 we renewed our auto liability excess insurance policies increasing our annual premiums by approximately $5.0 million due to a challenging reinsurance market.

For the nine months ended September 30, 2020, insurance premiums and claims increased $2.0 million, or 3.1%, compared to the same period in 2019. This increase is primarily due to increased liability claims and excess premium expense partially offset by decreased physical damage claims expense as we did not experience the same frequency of physical damage claims as compared to the same period in 2019.

Since the second quarter of 2018, substantially all of the tractors in our fleet have been equipped with event recorders. We continue to believe we have an opportunity to reduce our claims expense over time as a result of (1) having completed the installation of event recorders in 2018, (2) the successful launch of our redeveloped driver training facilities,

(3) our decision to implement hair follicle testing for all of our drivers in the fourth quarter of 2019, and (4) the successful launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet combined with the suspension of our OTR student program. In the third quarter of 2020 we experienced over 30% fewer preventable accidents than we did in the prior year quarter which we believe contributed greatly to our lower insurance and claims expense despite higher premiums.  Although a decrease in frequency in claims reduced our expense during the quarter, to the extent we have an increase in severity these savings could be partially or fully offset.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$14,783	$12,998	$42,663	$37,288
% of total operating revenue	3.4%	3.0%	3.3%	3.0%
% of revenue, before fuel surcharge	3.7%	3.4%	3.6%	3.3%

For the quarter ended September 30, 2020, general and other operating expenses increased $1.8 million, or 13.7%, compared to the same quarter in 2019. General and other expenses increased primarily due to increased terminal rents due to the sale leaseback transaction in the fourth quarter of 2019 combined with increased other professional and administrative expenses partially offset by reduced travel and entertainment expenses as compared to the same quarter in 2019.

For the nine months ended September 30, 2020, general and other operating expenses increased $5.4 million, or 14.4%, compared to the same period in 2019. General and other expenses increased primarily due to increased terminal rents due to the sale leaseback transaction in the fourth quarter of 2019 combined with slight increases in other professional and administrative expenses offset by reduced travel and entertainment expenses as compared to the same period in 2019.

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

At September 30, 2020, we had approximately $32.7 million of outstanding letters of credit, $0 million in outstanding borrowings and $147.5 million of availability under our $250.0 million Credit Facility.

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

At September 30, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $32.7 million, with $0 million borrowings outstanding and $147.5 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Cash Flows

Our summary statements of cash flows for the nine months ended September 30, 2020 and 2019 are set forth in the table below:

	Nine Months Ended
	September 30,
	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$101,914	$83,246
Net cash used in investing activities	$(95,270)	$(103,030)
Net cash (used in) provided by financing activities	$(4,909)	$2,550

Operating Activities

For the nine months ended September 30, 2020, we generated cash flows from operating activities of $101.9 million, an increase of $18.7 million compared to the same period in 2019. The increase was due primarily to a $11.0 million increase in net income adjusted for noncash items combined with a $7.9 million increase in our operating liabilities partially offset by increased operating assets. Our operating liabilities increased $7.9 million during the nine months ended September 30, 2020 as compared to the same period in 2019, due in part to increased accrued wages and benefits related to timing of payments, increased long-term liabilities as a result of deferred payroll taxes in conjunction with the Coronavirus Aid, Relief and Economic Security Act enacted March 2020, partially offset by decreased accounts payable and other accrued liabilities related to timing of payments. Our increase in net income adjusted for noncash items was due in part to increased average revenue miles per tractor, decreased interest expense offset by decreases in our Brokerage gross margin.

Investing Activities

For the nine months ended September 30, 2020, net cash flows used in investing activities were $95.3 million, a decrease of $7.8 million compared to the same period in 2019. This decrease is primarily the result of decreased proceeds from sale of subsidiary during the nine months ended September 30, 2020. Our net capital expenditures during the nine months ended September 30, 2020 were $93.4 million compared to $94.6 million in the same period of 2019. We expect our net capital expenditures for calendar year 2020 will approximate $100.0 million to $120.0 million and will be 100% financed with secured equipment notes or finance leases and will not require any use of cash or borrowings under our Credit Facility.

Financing Activities

For the nine months ended September 30, 2020, net cash flows used in financing activities were $4.9 million, an increase of $7.5 million compared to the same period in 2019. The increase is primarily due to increased debt repayments as we are generating more operating cash flows as compared to the same period in 2019.

Working Capital

As of September 30, 2020, we had a working capital deficit of $66.6 million, representing a $14.3 million decrease in our working capital from September 30, 2019. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of September 30, 2020, we had a working capital deficit of $32.3 million, compared with a working capital deficit of $10.7 million at September 30, 2019. The decrease in working capital was primarily the result of increased accounts payable and current maturities of long-term debt combined with decreased receivables partially offset by increased assets held for sale.

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

Off-Balance Sheet Arrangements

The Company had letters of credit of $32.7 million outstanding as of September 30, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at September 30, 2020 to acquire revenue equipment for approximately $61.4 million during the remainder of 2020. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

Contractual Obligations

The table below summarizes our contractual obligations as of September 30, 2020.

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total

	(in thousands)
Long‑term debt obligations(1)	$121,233	$209,140	$54,459	$40,884	$425,716
Finance lease obligations(2)	4,468	2,874	652	—	7,994
Operating lease obligations(3)	84,330	141,629	51,397	34,608	311,964
Purchase obligations(4)	61,389	—	—	—	61,389
Total contractual obligations(5)	$271,420	$353,643	$106,508	$75,492	$807,063

(1)	Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to September 30, 2020.
(2)	Including interest obligations on finance lease obligations.
(3)

We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through December 2034. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $113.0 million at September 30, 2020. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)

We had commitments outstanding at September 30, 2020 to acquire revenue equipment. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. Due to the material weakness described below and the Company’s evaluation, the CEO and CFO have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance as of September 30, 2020.

Material Weakness in Internal Control over Financial Reporting

As described in our Annual Report on Form 10-K for the year ended December 31, 2019, during the course of preparing for our IPO, we identified material weaknesses in our internal control over financial reporting, one of which continues to exist as of September 30, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We did not design effective information technology general computer controls with respect to program development, change management, computer operation, and user access to programs and data. This deficiency did not result in a material misstatement to our annual or interim consolidated financial statements.  However, this deficiency could result in misstatements potentially impacting all financial statement accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2020, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

U.S. XPRESS ENTERPRISES, INC.

Date: October 30, 2020	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer