Form 10-K
period 2020-12-31
US XPRESS ENTERPRISES INC
filed 2021-03-02
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $192.3 million (based upon the $6.00 per share closing price on that date as reported by The New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, including through groups, and no other persons, are affiliates.

As of February 19, 2021, the registrant had 34,173,545 shares of Class A common stock and 15,647,095 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the materials from the registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be held on May 26, 2021, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including our strategic initiatives, our brokerage platform, and our digital fleet, Variant, future customer relationships, future growth of dedicated contract services and brokerage, future growth in independent contractors and related purchased transportation expense and fuel surcharge reimbursement, future growth of our lease-purchase program, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, or other financial items, expected cash flows, expected operating improvements, including improvements in our working capital, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, including the impact of the installation of event recorders, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions and regulations, including trade regulation, quotas, duties or tariffs, and any future changes to the foregoing, future fluctuations in operating expenses and supplies, future fleet size and management, the market value of used equipment, including gain on sale, future residual value guarantees, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, the future impact of COVID-19 on our business and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.              BUSINESS

Our Business

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.7 billion in total operating revenue in 2020. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based truck brokerage network. As of December 31, 2020, our fleet consisted of approximately 6,500 tractors and approximately 13,000 trailers, including approximately 1,800 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain underperforming portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order. During 2020, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents, improve our customers’ and drivers’ satisfaction, and lower our costs.

We intend to continue successfully developing and implementing these digital initiatives that we believe are re-engineering our Company to be a market leader in growth and profitability over the next decade. We believe the result of these initiatives will provide for a more scalable model with significantly lower costs.

Our Service Offerings

We organize our service offerings into two reportable segments, Truckload and Brokerage. The Truckload segment offers asset-based truckload services, including the OTR and dedicated contract services described below. Our Brokerage segment is principally engaged in non-asset-based freight brokerage services. We believe many customers seek truckload operators that offer both asset-based and non-asset-based services to help ensure capacity will be available as needed. We believe that each of our service offerings, on a stand-alone revenue basis, would represent one of the largest participants in its respective market.

Below is a brief overview of our service offerings:

		Approximate % of 2020 Revenue(1)	Description
Truckload (82%)	OTR	46%

    Transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling

    Short-term contracts and spot moves that include irregular route moves without volume and capacity commitments

    Tractors are operated with one driver or a team of two drivers to handle more time-sensitive, higher margin freight

    Routes are generally between 450 and 1,050 miles in length

    Fuel surcharge programs help us offset most of the negative impact of rising fuel prices associated with loaded or billed miles

	Dedicated Contract	36%

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

Brokerage		14%

    Non-asset-based freight brokerage service through which loads are contracted to third-party carriers

    Allocation strategy designed to maximize profitability of our Truckload fleet before outsourcing loads to third-party carriers

    In the past 12 months, we have utilized the capacity of approximately 22,000 third-party carriers

(1)	Based on revenue, before fuel surcharge. Approximately 4% of revenue is attributable to other ancillary services.

We primarily operate in the eastern half of the United States. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we continue to have business to and from Mexico via a more variable cost model using third party carriers.  The revenue from such model is generated in the United States. During 2020 all of our operating revenue was generated in the United States. During 2019 and 2018, a small portion of our operating revenue was generated in Mexico.

Customer Relationships

We maintain a diverse, long-standing customer base that includes many Fortune 500 companies, including Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. Our customers fall within a broad spectrum of geographies and end markets, including retail, food and beverage, e-commerce and packages, manufacturing, consumer products and third-party logistics. No other category comprised more than five percent of the end markets we served at December 31, 2020. Relationships with our top ten customers exceed ten years on average. For the year ended December 31, 2020, our largest customer accounted for approximately 11% of our revenue, excluding fuel surcharge.

Tractor and Trailer Fleets

We operate a modern fleet of approximately 4,700 company-owned tractors and approximately 13,000 trailers, and we also contract for additional tractor capacity through approximately 1,800 independent contractors, who provide both the tractor and a driver and, except for the trailer, which we generally provide, bear the operating expenses of each load. Our company tractor fleet continues to include the most advanced technology in today’s market including electronic logging devices (“ELDs”), electronic speed limiters, electronic roll stability, improved aerodynamics and fuel efficiency technologies, enhanced tractor connectivity with remote updating capabilities, improved automatic transmissions, lane departure and collision warning / avoidance systems, upgraded braking systems and event recorders. Each of our company tractors is also equipped with onboard communication units that offer real time freight positioning to our customers and instant communication between our drivers and us.

Tractors and trailers represent our most substantial capital investments. In general, we expect to operate a tractor for approximately 475,000 to 575,000 miles, which when averaged across our fleet as of December 31, 2020 equates to approximately 4.5 years of operation and a trailer for up to 10 years or more of operation. We depreciate or finance our equipment over their useful lives and down to salvage values that we expect to represent fair market value at the expected time of sale. Our ongoing capital expenditures are significant, and our annual depreciation expense is expected to be approximately equal to maintenance capital expenditures, net of proceeds of dispositions, assuming a constant percentage of leased versus owned equipment and a constant trade cycle. In practice, we vary our trade cycle and financing based on the market for new and used tractors, the quality, dependability and cost per mile to operate the equipment, our capital budget, expected tax benefits and other factors. Based on the volumes we purchase, we believe that we have a cost advantage in the procurement of new tractors and trailers compared to the prices paid by small trucking companies.

Our company tractors had an average age of approximately 1.7 years at December 31, 2020.

Our Competitive Strengths

We believe the following competitive strengths provide us with a strong foundation to continue to improve our profitability and stockholder value:

Industry leading truckload operator with significant scale

We are one of the largest asset-based truckload carriers in the United States in 2020 by total operating revenue and we believe our large scale provides us with significant benefits. These benefits include economies of scale on major expenditures such as tractors, trailers and fuel, as well as our overall infrastructure. Additionally, we can offer an enhanced value proposition for large customers who seek efficiency in sourcing capacity from a limited number of carriers and flexible capacity to accommodate seasonal surge volumes. Our established and well-maintained terminal network is capable of handling meaningfully larger volumes without meaningful additional investment.

Complementary mix of services to afford flexibility and stability throughout economic cycles

Our service offerings have unique characteristics and are subject to differing market forces, which we believe allows us to respond effectively through economic cycles.

OTR

OTR business involves short-term customer contracts without pricing or volume guarantees that allow us to benefit from periods of supply and demand imbalance and price volatility. This is the largest part of our business and the overall truckload market.

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

Brokerage

Brokerage capacity allows us to aggregate volume and to flex the amount allocated to our own fleet with freight cycles. Typically, we allocate more loads to our OTR fleet during slow freight demand to keep our assets productive, and more loads to third-party carriers during higher freight demand to maintain control over customer freight and make a margin on outsourcing the moves. By retaining control over significantly more freight than we are able to serve with our own assets, and allocating the available loads first to our own tractors, we have more choices for optimizing the utilization and pricing of our fleet every day and throughout market cycles.

Technology

We are focused on continual development and implementation of the digital initiatives that we believe are re-engineering our company to be a market leader in growth and profitability over the next decade. Within our Truckload reportable segment, Variant represents an entirely new paradigm for operating trucks in an Over-the-Road environment utilizing artificial intelligence and digital platforms to recruit, plan, dispatch and manage its fleet.  The division’s operating model, powered by cutting edge technology, has generated a more than 20% improvement in utilization while significantly reducing driver turnover, and preventable accidents per million miles, all as compared to our legacy OTR fleet. Variant’s improved operating metrics all held steady as we grew our digital fleet to approximately 700 tractors through the fourth quarter of 2020, and we remain firmly on track to meet or exceed our phase one goal of converting 900 legacy OTR tractors, in total, by the end of the first quarter of 2021 and 1,500 OTR tractors by the end of 2021.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 62.1% of our Brokerage transactions digitally in the fourth quarter of 2020. As we drive more volume over our digital platform, we believe our Brokerage segment will become much more scalable and allow us to profitably drive growth as we look to the years ahead.

Long-standing, diverse and resilient customer base

We maintain a long-standing customer base that includes many Fortune 500 companies with national footprints, including Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. As of December 31, 2020, relationships with our top ten customers exceeded ten years on average. Our portfolio of blue-chip customers allows us to benefit from the less cyclical and more-stable demand from grocery and dollar stores in addition to increasing demand due to secular growth trends in end-markets such as e-commerce. We also benefit from significant cross-selling opportunities among large key customers, as all of our top ten customers use at least two of our three service offerings, which allows us to have multiple points of contact with our customers and take advantage of varying bid cycles.

Modern fleet and maintenance system designed to optimize life cycle investment and minimize operating costs

Our fleet represents our largest capital investment, a visible representation of our brand for customers and drivers and a large portion of our controllable costs. We select, maintain and dispose of our fleet based on rigorous analysis of our investments and operating costs.

Our modern and well-maintained fleet consisted of approximately 4,700 company tractors with an average age of approximately 1.7 years and approximately 13,000 trailers at December 31, 2020. We also contracted for approximately 1,800 tractors provided by independent contractors at December 31, 2020. We equip our tractors with carefully selected components based on initial cost, maintenance requirements, warranty coverage, safety and efficiency advantages, driver preference and resale value. Our company tractor fleet is technologically advanced and equipped with safety and efficiency features, including using electronic logs since 2012, electronic speed limiters, automatic transmissions, lane departure and collision warning systems, air disc brakes and high performance wide brake drums, electronic roll stability and event recorders.

Over the past several years, we have developed a disciplined and effective in-house maintenance program designed to actively manage these assets based on customized timetables for preventive maintenance and replacement of parts. We believe this approach, coupled with our in-house maintenance facilities and in-house technicians dedicated to fleet maintenance, helps us effectively manage our maintenance cost per mile, keeps drivers on the road efficiently and creates an attractive asset and record for resale.

Motivated management team focused on tactical execution and leadership in the truckload market

Our management and operations team has been carefully assembled to obtain a mix of industry veterans from successful competitors and high-performing internal candidates, all of whom are motivated to perform in our transparent, metric-driven environment. Our President and Chief Executive Officer, Eric Fuller, has over 20 years of experience at U.S. Xpress and has been responsible for developing the team and spearheading our transformation program over the last several years. Our management team’s compensation and ownership of our common stock provide further incentive to improve business performance and profitability. In addition, with active positions in industry associations, such as the American Trucking Associations, Inc. (“ATA”), our management team provides us with a key role in the discussions that we believe are shaping the future of the industry. We believe our leadership team is well-positioned to execute our strategy and remains a key driver of our financial and operational success.

Our Strategies

We believe we possess the scale, infrastructure and service offerings to compete effectively in our markets, our opportunity for further improvement is significant, and our strategies are designed to enhance stockholder value.

Improve profitability and grow revenue

●	Improve asset productivity by using advanced technology to optimize dispatch miles in all cycles and actively upgrade freight mix when volumes permit
●	Control non-essential costs and seek efficiencies throughout the enterprise
●	Pursue driver training and safety initiatives as a core cultural value
●	Continue to leverage our service mix to manage through all market cycles
●	Grow our revenue base prudently with a focus on dedicated contract service and brokerage by cross-selling our services with existing customers and pursuing new customer opportunities

Capitalize on high return on investment potential of advanced technology, automation, and optimization

●	Continue to use our scale and relationships to gain early access to technological advances and evaluate the costs and benefits
●	Incubate, develop, and implement operating efficiencies across our enterprise using our USX Variant technology development group
●	Pursue use of artificial intelligence to accommodate individual drivers’ preferences with the goal of improving driver satisfaction and retention
●	Apply data analytics across the billions of dollars of freight spend we see every year to capture and optimize the execution of our customers’ loads and our network
●	Partner with equipment manufacturers to test, evaluate and refine electric, autonomous and other advanced vehicle technology

Maintain flexibility through long-term enterprise planning and conservative financial policies

●	Maximize our free cash flow generation by managing expenses, taxes and capital expenditures
●	Convert equipment financing over time toward owned equipment from operating leased equipment to gain tax benefits and flexibility in trade cycles
●	Allocate capital toward dedicated contract services, which offers more predictable revenue streams and greater asset productivity, Variant, which is our digital fleet and brokerage, which requires limited capital investment and affords network-balancing freight volumes
●	Target a conservative leverage profile, taking into consideration both owned and leased financing
●	Use of digital technologies to reduce the impact of market cycle downturns

Independent Contractors

In addition to the company drivers that we employ, we enter into contracts with independent contractors. Independent contractors operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. Except for generally providing independent contractors with the use of our trailers, they are responsible for the ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, independent contractors can improve their own profitability and ours. We believe that the fleet of independent contractors we engage provides significant advantages that primarily arise from the motivation of business ownership. Independent contractors tend to produce more miles per tractor per week. As of December 31, 2020, the approximately 1,800 independent contractors we engage comprised approximately 26% of our available capacity, as measured by tractor count.

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

Human Capital Resources

General

As of December 31, 2020, we employed approximately 9,440 employees, of whom approximately 7,029 were drivers, approximately 324 were maintenance technicians and approximately 2,087 were office employees, including operations staff, sales and marketing, recruiting, safety and other support personnel. None of our employees are covered by a collective bargaining agreement.

To attract and retain the best-qualified talent, we offer competitive benefits, including market-competitive compensation, healthcare, paid time off, 401(k), employee stock purchase, tuition assistance, employee skills development and leadership development.

Professional truck drivers are the backbone of our success and the heart of the Company. Responsibility for driver retention flows throughout our organization and every office and maintenance employee is expected to take the necessary steps to keep our drivers satisfied and productive. Keeping our drivers satisfied and safe is the guiding principle behind our modern fleet, training programs and driver compensation. We continue to focus on driver centric initiatives such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team.

Corporate Culture & Diversity

Workforce culture is key to successfully achieving our operational objectives. In 2019, we launched a culture rebranding initiative that is: focused on goals and being team-minded, collaborative, innovative, open and honest and unafraid to fail.

This initiative is led both from tone at the top from our executive leadership team and from bottom up through training influencers at all levels of the organization. We are focused on our organizational values and promote these throughout our workforce. In an industry that changes rapidly and as part of our intentional efforts to lead digital transformation throughout the organization, we understand that ongoing training and development is needed for all employees. To address these evolving needs, we fill skill gaps through talent acquisition and through numerous training programs for our employees.

We aspire to the highest standards of equity, diversity, and inclusiveness. During 2020, we launched the USX Diversity and Inclusion Council, led by our CEO. The council is in the process of determining action steps to be taken in the organization. We have a strong commitment to creating a culture where everyone is included and respected. We are committed to diverse representation across all levels of the workforce while working to find the most qualified candidate for every position. We believe that our differences make us stronger as a team, and it is through creating an environment that maximizes each individual’s contributions, intentional focus on our cultural goals, and continuous training and development that we and our employees succeed.

Safety

We are committed to pursue safety as one of our core cultural values. Our drivers are subject to certain hiring guidelines related to driving history, accident and safety history, physical standards and drug and alcohol testing. Upon meeting certain criteria, applicants are invited to attend an orientation at one of our service centers. The on-site orientation is focused on introducing a driver to the concepts and training necessary to be a successful, professional driver, including training related to safety, life on the road, our operations and equipment and electronic log operation. The on-site orientation also includes a road test. As a result of the COVID-19 pandemic, we have leveraged our new driver training program as well as created a virtual orientation program that allows new drivers to complete work remotely and, therefore, avoiding a majority of classroom work.

In addition to our hiring criteria, our tractors are equipped with electronic speed limiters, automatic transmissions, lane departure and collision warning systems, air disc brakes and high performance wide brake drums, electronic roll stability and, more recently, forward-facing cameras.

COVID-19 Update

In response to the COVID-19 pandemic, we moved quickly to enable our office employees to work remotely starting March 2020. Since then, non-remote personnel have largely been limited to employees working on-site at customer locations and shop technicians working in our facilities, all of whom are following strict protocols to ensure their safety and the safety of our customers.

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

Insurance

We retain high deductibles on a significant portion of our claims exposure and related expenses associated with third party bodily injury and property damage, employee medical expenses, workers’ compensation, physical damage to our equipment and cargo loss. See “Item 1A. Risk Factors.” We currently carry the following material types of insurance, which generally have the retention amounts, maximum benefits per claim and other limitations noted:

● commercial automobile liability excess coverage: approximately $75.0 million of coverage per occurrence effective September 1, 2020, subject to a $3.0 million retention per occurrence with annual aggregate limits within the $3.0 to $10.0 million layer of $14.0 million and a three-year policy aggregate of $28.0 million;

● general liability, business auto liability and excess employer’s liability coverage: approximately $75.0 million of coverage per occurrence subject to a $25,000 deductible per occurrence for general liability claims, $50,000 deductible per occurrence for business auto claims and $500,000 deductible for excess employer’s liability:

● cargo damage and loss: $2.0 million limit per tractor or trailer subject to a $250,000 retention per occurrence;

● workers’ compensation/employers’ liability: statutory coverage limits subject to a $500,000 retention for each accident or disease;

● employment practices and wage and hour liability: $25.0 million aggregate limit in coverage subject to a $1.0 million retention for employment practices and $2.5 million retention for wage and hour for either a single claim or a class action;

● directors’ and officers’ insurance: $75.0 million aggregate limit of coverage subject to a $1.0 million retention with various sub-limits;

● fiduciary liability policy: $10.0 million aggregate limit of coverage subject to a $10,000 retention;

● employee healthcare: we retain each employee health care claim and maintain stop loss insurance of $1.0 million;

● crime insurance: $5.0 million of coverage subject to a $250,000 retention; and

● underground storage tank liability: $5.0 million in coverage with deductibles ranging from $25,000 to $75,000.

Regulation

Transportation Regulations

Our operations are regulated and licensed by various government agencies, including the Department of Transportation (“DOT”), Environmental Protection Agency (“EPA”) and the Department of Homeland security (“DHS”). These and other federal and state agencies also regulate our equipment, operations, drivers and third-party carriers.

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours.  In June 2020 the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Any future changes to hours-of-service rules could materially adversely affect our results of operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating for our U.S. operations under this method, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rules would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis. Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review. Under the proposed rules, a carrier would be evaluated each month and could be given an “unfit” rating if the data collected from roadside inspections, investigations and onsite reviews did not meet certain standards. The proposed rule underwent a public comment period extending into May 2016 and several industry groups and lawmakers have expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”), and that the FMCSA must first finalize its review of the Compliance, Safety, Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such rule could be implemented. The FMCSA also recently indicated its intent to perform a new study on the causation of crashes. Although it remains unclear whether such a study will ultimately be undertaken and completed, the results of such a study could spur further proposed and/or final rules in regard to safety and fitness.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Currently, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance expenses, any of which could adversely affect our results of operations and profitability.

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

In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the Safety Measurement System but not included when calculating a carrier’s Crash Indicator Behavior Analysis and Safety Improvement Category measure in SMS. Additionally, the not preventable determinations will be noted on a driver’s Pre-Employment Screening Program report.

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

In November 2015, the FMCSA published its final rule related to driver coercion, which took effect in January 2016. Under this rule, carriers, shippers, receivers, or transportation intermediaries that are found to have coerced drivers to violate certain FMCSA regulations (including hours-of-service rules) may be fined up to $16,000 for each offense.

The final rule requiring the use of ELDs was published in December 2015. This rule requires drivers of commercial motor vehicles that are required to keep logs to be ELD-compliant by December 2017. Enforcement of this rule was  phased in, as states did not begin putting tractors out of service for non-compliance until April 2018. However, on a state-by-state basis, carriers were subject to citations for non-compliance with the rule after the December 2017 compliance deadline. For those carriers who had automatic onboard recording devices (“AOBRDs”) installed prior to the December 2017 compliance deadline, the deadline to be fully compliant was December 2019. We currently use AOBRDs and were fully converted to ELDs by the December 2019 deadline. We do not believe that the conversion from AOBRDs to ELDs will have any material impact on our operations. However, we believe that more effective hours-of-service enforcement under this rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral swab test if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. The American Trucking Associations (“ATA”) has voiced concerns with the new guidelines, characterizing them as “weak” and “misguided,” and specially taking issue with the second sample requirement, which the ATA feels diminishes the value of hair testing. It is unclear if, and when, a final rule may be put in place. Any final rule may reduce the number of available drivers. We currently perform hair follicle testing and will continue monitor any developments in this area to ensure compliance.

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver-training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years which extends the compliance date to February 2022. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In 2019, U.S. Congressional representatives proposed a similar rule related to speed-limiting devices. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could materially adversely affect our business, financial condition and results of operations.

In March 2014, the Ninth Circuit Court of Appeals held that California state wage and hour laws are not preempted by federal law. The case was appealed to the Supreme Court of the United States, which denied certiorari in May 2015, and accordingly, the Ninth Circuit Court of Appeals decision stood. However, in December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision, and while the Ninth Circuit Court of Appeals has since upheld the FMCSA’s decision, it still remains uncertain whether it will stand. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Corporation and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors and impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractors as employees would help states with this initiative.

Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states. In September 2019, California enacted A.B. 5 (“AB5”), a new law that changed the landscape of the state’s treatment of employees and independent contractors. AB5 provides that the three-pronged “ABC Test” must be used to determine worker classification in wage-order claims. Under the ABC Test, a worker is presumed to be an employee—and the burden to demonstrate their independent contractor status is on the hiring company through satisfying all 3 of the following criteria:

●	the worker is free from control and direction in the performance of services; and
●	the worker is performing work outside the usual course of the business of the hiring company; and
●	the worker is customarily engaged in an independently established trade, occupation, or business.

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. While this preliminary injunction provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability. In September 2020, the U.S. Court of Appeals for the Ninth Circuit heard oral arguments in the case to decide whether the preliminary injunction should remain in effect. A decision on the matter is expected soon.

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

Certain U.S. Congressional representatives proposed a bill in 2019 that would lower the age requirement from 21 to 18 for interstate commercial driving if certain requirements are met, which received support from the ATA during a February 2020 Senate hearing. It is unclear how long the process of finalizing such a bill will take, however, if one comes to fruition at all. Meanwhile, the FMCSA announced in September 2020 that it is seeking public comment on a new pilot program to allow drivers aged 18, 19, and 20 to operate commercial motor vehicles in interstate commerce.

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

In August 2011, the National Highway Traffic Safety Administration (the “NHTSA”) and the EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. We believe these requirements will result in additional increases in new tractor and trailer prices and additional parts and maintenance costs incurred to retrofit our tractors and trailers with technology to achieve compliance with such standards, which could materially adversely affect our business, financial condition, results of operations and profitability, particularly if such costs are not offset by potential fuel savings, but we cannot predict the extent to which our operations and productivity will be impacted. In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels and other standard equipment). The outcome of such proposal is still undetermined as the EPA continues to consider congressionally requested investigations into the legality of the proposal and the merits of an anti-glider study that was published four days after the proposal became official. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been delayed due to a provisional stay granted in October 2017 by the U.S. Court of Appeals for the District of Columbia, which is overseeing a case against the EPA by the Truck Trailer Manufacturers Association, Inc. regarding the Phase 2 Standards.

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA is aiming to release proposed rulemaking for the new plan, commonly referred to as the “Cleaner Trucks Initiative,” later in 2020, and may take final action as soon in 2021. The EPA is targeting 2027 for these new standards to take effect.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and have been phased in over several years for older equipment. In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected by action from President Trump’s administration. In February 2019, the California Phase 2 standards became final. Thus, even if the trailer provisions of the Phase 2 Standards are permanently removed, we would still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise materially adversely affect our business, financial condition and results of operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, requiring original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

In order to reduce exhaust emissions, some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors may idle. These restrictions could force us to purchase on-board power units that do not require the engine to idle or to alter its drivers’ behavior, which could result in increased costs.

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

Food Safety Regulations

In April 2016, the Food and Drug Administration (“FDA”) published a final rule establishing requirements for shippers, loaders, carriers by motor vehicle and rail vehicle and receivers engaged in the transportation of food, to use sanitary transportation practices to ensure the safety of the food they transport as part of the Food Safety Modernization Act (“FSMA”). This rule sets forth requirements related to (i) the design and maintenance of equipment used to transport food, (ii) the measures taken during food transportation to ensure food safety, (iii) the training of carrier personnel in sanitary food transportation practices and (iv) maintenance and retention of records of written procedures, agreements and training related to the foregoing items. These requirements took effect for larger carriers such as us in April 2017. The FSMA is applicable to us not only as a carrier, but we are also considered a shipper when acting in the role of broker. We believe we have been in compliance with the FSMA since the compliance date. However, if we are found to be in violation of applicable laws or regulations related to the FSMA or if we transport food or goods that are contaminated or are found to cause illness and/or death, we could be subject to substantial fines, lawsuits, penalties and/or criminal and civil liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

As the FDA continues its efforts to modernize food safety, it is likely additional food safety regulations will take effect in the future. In July 2020, the FDA released its “New Era of Smarter Food Safety” blueprint, which creates a ten year roadmap to create a more digital, traceable and safer food system. This blueprint builds on the work done under the FSMA, and while it is still unclear what, if any, changes to the current governing framework may ultimately take effect, further regulation in this area could negatively affect our business by increasing our compliance obligations and related expenses going forward.

Executive and Legislative Climate

It is still to be determined how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Moving Forward Act, a $1.5 trillion infrastructure bill that passed the U.S. House of

Representatives in June 2020, but is still waiting to be heard by the U.S. Senate. The Moving Forward Act incorporated and expanded upon the Investing in a New Vision for the Environment and Surface Transportation in America (INVEST in America) Act, a nearly $500 billion bill intended to rebuild and reimagine U.S. transportation and infrastructure that was passed out of the House Committee on Transportation and Infrastructure in June 2020. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo prior thereto. However, adoption and implementation of the same could negatively impact our business by increasing our compliance obligations and related expenses. President Biden has also indicated an intention to make substantial changes to the current US tax laws during his administration, including changes to the way capital gains are treated. Any changes to US tax laws may have an adverse impact on our business and profitability.

The United States Mexico Canada Agreement (“USMCA”) was entered into effect in July 2020.  The USMCA is designed to modernize food and agriculture trade, advance rules of origin for automobiles and trucks, and enhance intellectual property protections, among other matters, according to the Office of the U.S. Trade Representative. It is difficult to predict at this stage what could be the impact of the USMCA on the economy, including the transportation industry.  However, given the amount of North American trade that moves by truck, it could have a significant impact on supply and demand in the transportation industry, and could adversely impact the amount, movement and patterns of freight we transport.

With the FAST Act originally set to expire in September 2020, Congress had noted its intent to consider a multiyear highway measure that would update the FAST Act. However, in September 2020 Congress approved a one year extension of the FAST Act, now set to expire in September 2021. If Congress fails to reauthorize the FAST Act or pass updated replacement legislation by the September 2021 deadline and proceeds to manage transportation policy via short-term legislative directives, there will be uncertainty that could have a negative impact on our operations.

Given COVID-19’s considerable effect on our industry in 2020, the FMCSA issued various temporary responsive measures throughout the year in order to combat the same, including, without limitation, those related to hours of service, commercial driver’s licenses and medical certifications. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

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

STRATEGIC RISKS

Our business is subject to economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.

The truckload industry is highly cyclical, and our business is dependent on a number of factors that may have a negative impact on our results of operations, many of which are beyond our control. We believe that some of the most significant of these factors are economic changes that affect supply and demand in transportation markets that could have a material adverse effect, such as:

● recessionary economic cycles;

● changes in customers’ inventory levels and practices, including shrinking product/package sizes, and in the availability of funding for their working capital;

● excess truck capacity in comparison with shipping demand;

● driver shortages and increases in drivers’ compensation;

● industry compliance with ongoing regulatory requirements; and

● downturns in customers’ business cycles, including as a result of declines in consumer spending.

Additionally, economic conditions that decrease shipping demand or increase the supply of available tractors and trailers can exert downward pressure on rates and equipment utilization, thereby decreasing asset productivity. The risks associated with these factors are heightened when the U.S. economy is weakened. Some of the principal risks during such times are as follows:

● we may experience low overall freight levels, which may impair our asset utilization;

● certain of our customers may face credit issues and cash flow problems that may lead to payment delays, increased credit risk, bankruptcies and other financial hardships that could result in even lower freight demand and may require us to increase our allowance for doubtful accounts;

● freight patterns may change as supply chains are redesigned, resulting in an imbalance between our capacity and our customers’ freight demand;

● customers may solicit bids for freight from multiple trucking companies or select competitors that offer lower rates from among existing choices in an attempt to lower their costs, and we might be forced to lower our rates or lose freight; and

● we may be forced to accept more loads from freight brokers, where freight rates are typically lower, or may be forced to incur more non-revenue miles to obtain loads.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our business strategies.

Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including the expected expansion of Variant and our Brokerage digital platform, and our increased focus on the implementation of technology to improve our execution and reduce friction, or by changes in economic conditions. Further, many of our strategic initiatives are focused on the development and deployment of technology. These new technology-driven initiatives have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited or no prior experience. Because such offerings and technologies are new, they may involve unforeseen expenses and regulatory and other risks. There can be no assurance that these initiatives will generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that technology developed or deployed by others will render our technology noncompetitive or obsolete. Further, our development and deployment efforts with respect to new technologies could distract management from current operations, and will divert capital and other resources from our historical operations. Despite the implementation of our operational and tactical strategies and initiatives, we may be unsuccessful in achieving a reduction in our operating ratio in the time frames we expect or at all. Further, our results of operations may be materially adversely affected by a failure to transition our legacy OTR fleet to Variant, further penetrate our existing customer base, cross-sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.

We operate in a highly competitive and fragmented industry, and numerous competitive factors could impair our ability to improve our profitability and materially adversely affect our results of operations.

Numerous competitive factors could impair our ability to improve our profitability and materially adversely affect our results of operations, including:

● we compete with many other truckload carriers of varying sizes and service offerings (including intermodal) and, to a lesser extent, with (i) less-than-truckload carriers, (ii) railroads and (iii) other transportation and brokerage companies, several of which have access to more equipment and greater capital resources than we do;

● many of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth in the economy, which may limit our ability to maintain or increase freight rates or to maintain or expand our business or may require us to reduce our freight rates in order to maintain business and keep our equipment productive;

● we may increase the size of our fleet during periods of high freight demand during which our competitors also increase their capacity, and we may experience losses in greater amounts than such competitors during subsequent cycles of softened freight demand if we are required to dispose of assets at a loss to match reduced freight demand;

● we may have difficulty recruiting and retaining drivers because upgrades of our tractor fleet to match or exceed those of our competitors may not increase our cost savings or profitability;

● some of our larger customers are other transportation companies and/or also operate their own private trucking fleets, and they may decide to transport more of their own freight;

● some shippers have reduced or may reduce the number of carriers they use by selecting preferred carriers as approved service providers or by engaging dedicated providers, and we may not be selected;

● consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages, and we may have difficulty competing with them;

● our competitors may have better safety records than us or a perception of better safety records;

● competition from freight brokerage companies may materially adversely affect our customer relationships and freight rates;

●	new digital entrants with cheaper sources of capital could inhibit our ability to compete;
●	our competitors may have better technology that may lead to increased operating efficiencies, reduced costs, a better ability to recruit drivers and more demand for their services, and

● economies of scale that procurement aggregation providers may pass on to smaller carriers may improve such carriers’ ability to compete with us.

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

Historically, a key component of our growth strategy has been to pursue acquisitions of complementary businesses. We currently do not expect to make any material acquisitions over the next few years, which could impede growth. If we do make acquisitions, we cannot assure that we will be successful in negotiating, consummating or integrating the acquisitions. If we succeed in consummating future acquisitions, our business, financial condition and results of operations, may be materially adversely affected because:

●	some of the acquired businesses may not achieve anticipated revenue, earnings or cash flows;
●	we may assume liabilities that were not disclosed to us or otherwise exceed our estimates;
●	we may be unable to integrate acquired businesses successfully, or at all, and realize anticipated economic, operational and other benefits in a timely manner, which could result in substantial costs and delays or other operational, technical or financial problems;
●	acquisitions could disrupt our ongoing business, distract our management and divert our resources;
●	we may experience difficulties operating in markets in which we have had no or only limited direct experience;
●	we may incur transactions costs and acquisition-related integration costs;
●	we could lose customers, employees and drivers of any acquired company;
●	we may incur additional indebtedness; and
●	we may issue additional shares of our Class A common stock, which would dilute the ownership of our then-existing stockholders.

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could materially adversely affect our profitability and ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or the scarcity or growth of loans for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by COVID-19 related social distancing requirements. Regulatory requirements, including those related to safety ratings, ELDs and hours-of-service changes and an improved economy could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We have implemented driver pay increases to address this shortage and we are implementing initiatives aimed at reducing the daily friction faced by our drivers in hopes of reducing turnover. However, the compensation we offer our drivers and independent contractor expenses are subject to market conditions and our initiatives to reduce driver turnover may prove unsuccessful, therefore we may find it necessary to further increase driver compensation, change the structure of our driver compensation and/or become subject to increased independent contractor expenses in future periods, which could materially adversely affect our growth and profitability.

In addition, we suffer from a high turnover rate of drivers and our turnover rate is higher than the industry average and compared to our peers. This high turnover rate requires us to spend significant resources recruiting a substantial number of drivers in order to operate existing revenue equipment and subjects us to a higher degree of risk with respect to driver shortages than our competitors. Our use of team-driven tractors in our expedited service offering requires two drivers per tractor, which further increases the number of drivers we must recruit and retain in comparison to operations that require one driver per tractor. Our driver hiring standards, including hair follicle drug testing, could further reduce the pool of available drivers from which we would hire. If we are unable to continue to attract and retain a sufficient number of drivers, we could be forced to, among other things, continue to adjust our compensation packages or operate with fewer tractors and face difficulty meeting shipper demands, either of which could materially adversely affect our growth and profitability.

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

A significant portion of our revenue is generated from a small number of major customers, the loss of, or significant reduction of business with, one or more of which could have a material adverse effect on our business. A substantial portion of our freight is from customers in the retail industry. As such, our volumes are largely dependent on consumer spending and retail sales, and our results may be more susceptible to trends in unemployment and retail sales than carriers that do not have this concentration. In addition, our major customers engage in bid processes and other activities periodically (including currently) in an attempt to lower their costs of transportation. We may not choose to participate in these bids or, if we participate, may not be awarded the freight, either of which circumstances could result in a reduction of our freight volumes with these customers. In this event, we could be required to replace the volumes elsewhere at uncertain rates and volumes, suffer reduced equipment utilization or reduce the size of our fleet. Failure to retain our existing customers, or enter into relationships with new customers, each on acceptable terms, could materially impact our business, financial condition, results of operations and ability to meet our current and long-term financial forecasts.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as political events, terrorist activities, armed conflicts, commodity futures trading, depreciation of the dollar against other currencies, weather events and other natural or man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, including China, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially adversely affect our business, financial condition and results of operations.

Fuel also is subject to regional pricing differences and is often more expensive on the West Coast of the United States, where we have operations. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have a material adverse effect on our operations and profitability. While we have fuel surcharge programs in place with a majority of our customers, which historically have helped us offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles, we also incur fuel costs that cannot be recovered even with respect to customers with which we maintain fuel surcharge programs, such as those associated with non-revenue generating miles, the time when our engines are idling and fuel for refrigeration units on our refrigerated trailers. Moreover, the terms of each customer’s fuel surcharge program vary, and certain customers have sought to modify the terms of their fuel surcharge programs to minimize recoverability for fuel price increases. In addition, because our fuel surcharge recovery lags behind changes in fuel prices, our fuel surcharge recovery may not capture the increased costs we pay for fuel, especially when prices are rising. This could lead to fluctuations in our levels of reimbursement, which have occurred in the past. During periods of low freight volumes, shippers can use their negotiating leverage to impose fuel surcharge policies that provide a lower reimbursement of our fuel costs. There is no assurance that our fuel surcharge program can be maintained indefinitely or will be sufficiently effective. Our results of operations would be negatively affected to the extent we cannot recover higher fuel costs or fail to improve our fuel price protection through our fuel surcharge program.

We depend on third-party service providers, particularly in our Brokerage segment, and service instability from these providers could increase our operating costs and reduce our ability to offer brokerage services, which could materially adversely affect our revenue, business, financial condition, results of operations and customer relationships.

Our Brokerage segment is dependent upon the services of third-party carriers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers’ freight and we do not employ the providers directly involved in delivering the freight. These third-party providers may seek other freight opportunities and/or require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages in the transportation industry, particularly among contracted truckload carriers, new entrants with different business models, interruptions in service due to labor disputes, driver shortage, changes in regulations impacting transportation and changes in transportation rates.

We are dependent on systems, networks and other information technology assets (and the data contained therein) and a failure in the foregoing, including those caused by cybersecurity breaches, could cause a significant disruption to our business and we may incur increasing costs in efforts to minimize those risks and comply with regulatory standards.

Our business depends on the efficient and uninterrupted operation of our systems, networks and other information technology assets (and the data contained therein). This includes information and electronic data interchange systems that we have developed, both by creating these systems in-house or by adapting purchased or off-the-shelf applications to suit our needs. Our information and electronic data interchange systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and load tracking and storing the data related to the foregoing activities. If we are unable to prevent system violations or other unauthorized access to our systems, networks and other information technology assets (and the data contained therein), we could be subject to significant fines and lawsuits and our reputation could be damaged, or our business operations could be interrupted, any of which could have a material adverse effect on our financial performance and business operations. Furthermore, recently enacted data privacy laws, such as the California Consumer Privacy Act that became effective on January 1, 2020 and provides new data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

Our operations, and those of our technology and communications service providers are vulnerable to interruption by fire, natural disasters, power loss, telecommunications failure, network disruptions, cyber-attacks, terrorist attacks, Internet failures, malicious intrusions, computer viruses and other events that may be beyond our control. Furthermore, many of our strategic initiatives would require further integration of technology into our operations, which could exacerbate the effects of any such interruption. If any of our critical information technology assets fail or become otherwise unavailable, whether as a result of a cybersecurity breach, upgrade project or otherwise, we would have to perform certain functions manually, which could temporarily impact our ability to manage our fleet efficiently, respond to customers’ requests effectively, maintain billing and other records reliably, and bill for services and prepare financial statements accurately or in a timely manner. Although we maintain business interruption insurance, it may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers or impact our ability to manage our operations and report our financial performance, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are currently dependent on a single vendor platform to support certain information technology functions. If the stability or capability of such vendor is compromised and we were forced to migrate to a new platform, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to the credit, reputational and relationship risks of certain of our current and former equity investments.

Certain of our former equity investments, including Parker Global Enterprises, Inc. (“Parker”), XPS Logisti-K Systems, S.A.P.I. de C.V. (“Logisti-K”), Dylka Distribuciones Logisti-K S.A. de C.V. (“Dylka”) and Xpress Internacional, have amounts owing to us. Furthermore, we may have overlapping customers and vendors with Parker, Logisti-K, Dylka and Xpress Internacional. Any financial hardships of Parker, Logisti-K, Dylka, or Xpress Internacional could lead to delay or nonpayment of amounts owed to us, strain our relationships with overlapping customers and vendors, and damage our reputation. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. Such risks may be heightened during a weak freight environment.

Management and key employee turnover or failure to attract and retain qualified management and other key personnel, could materially adversely affect our business, financial condition and results of operations.

We depend on the leadership and expertise of our executive management team and other key personnel to design and execute our strategic and operating plans. While we have employment agreements in place with these executives, there can be no assurance we will continue to retain their services and we may become subject to significant severance payments if our relationship with these executives is terminated under certain circumstances. Further, turnover, planned or otherwise, in these or other key leadership positions may materially adversely affect our ability to manage our business efficiently and effectively, and such turnover can be disruptive and distracting to management, may lead to additional departures of existing personnel and could have a material adverse effect on our operations and future profitability. We must recruit, develop and retain a core group of managers to realize our goal of expanding our operations, improving our earnings consistency and positioning ourselves for long-term operating revenue growth.

Our business depends on our reputation and the value of the U.S. Xpress brand.

We believe that the U.S. Xpress brand name symbolizes high-quality service and reliability and is a significant sales and marketing tool to which we devote substantial resources to promote and protect. Adverse publicity, whether or not justified, related to activities by our drivers, independent contractors or agents, such as accidents, customer service issues or noncompliance with laws, could tarnish our reputation and reduce the value of our brand. Damage to our reputation and loss of value in our brand could reduce the demand for our services and have a material adverse effect on our financial condition and results of operations, and require additional resources to rebuild our reputation and restore the value of our brand.

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

Our tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments after the winter holiday season. Revenue may also be adversely affected by inclement weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. We also may suffer from weather-related or other unforeseen events such as tornadoes, hurricanes, blizzards, ice storms, floods, fires, earthquakes and explosions. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets or adversely affect the business or financial condition of our customers, any of which could materially adversely affect our results of operations or make our results of operations more volatile.

COMPLIANCE RISKS

We retain high deductibles on a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings and materially adversely affect our results of operations.

We retain high deductibles on a significant portion of our claims exposure and related expenses associated with third-party bodily injury and property damage, employee medical expenses, workers’ compensation, physical damage to our equipment and cargo loss. With respect to our third-party insurance, reduced capacity in the insurance market for trucking risks can make it more difficult to obtain both primary and excess insurance, can necessitate procuring insurance offshore, and could result in increases in collateral requirements on those primary lines that require securitization. For a description of our insurance coverage, please see "Insurance" under “Item 1. Business.”

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

To comply with certain state insurance regulatory requirements, cash and/or cash equivalents must be paid to certain of our third-party insurers, to state regulators and to our captive insurance companies and restricted as collateral to ensure payment for anticipated losses. Significant future increases in the amount of collateral required by third-party insurance carriers and regulators would reduce our liquidity and could materially adversely affect our business, financial condition, results of operations and capital resources.

Insuring risk through our captive insurance companies could materially adversely affect our operations.

We utilize two captive insurers to transfer or fund risks. Mountain Lake Risk Retention Group, Inc. (“Mountain Lake RRG”) is a state-regulated, captive risk retention group owned by two of our operating subsidiaries, U.S. Xpress, Inc. and Total Transportation of Mississippi LLC (“Total”). Mountain Lake RRG writes the primary auto insurance liability policies for U.S. Xpress, Inc. and Total; a portion of this risk is transferred to Mountain Lake RRG and the remaining risk is retained as a deductible by the insured subsidiaries. Through our second captive insurer, Xpress Assurance, we participate as a reinsurer in certain third party risks related to various types of insurance policies sold to drivers who carry passengers in tractors and independent contractors engaged by U.S. Xpress, Inc. and Total. The use of the captives necessarily involves retaining certain risks that might otherwise be covered by traditional insurance products, and increases in the number or severity of claims that Mountain Lake RRG and Xpress Assurance insure have in the past, and could in the future, materially adversely affect our earnings, business, financial condition and results of operations.

We operate in a highly regulated industry, and increased direct and indirect costs of compliance with, or liability for violations of, existing or future regulations could have a material adverse effect on our business.

We, our drivers, and our equipment are regulated by the DOT, the EPA, the DHS and other agencies in states in which we operate. For further discussion of the laws and regulations applicable to us, our drivers, and our equipment, please see "Regulation" under “Item 1. Business.” Future laws and regulations may be more stringent, require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us, or by our suppliers who pass the costs onto us through higher supplies and materials pricing, or liabilities we may incur related to our failure to comply with existing or future regulations could adversely affect our results of operations.

If the independent contractors we contract with are deemed by regulators or judicial process to be employees, our business, financial condition and results of operations could be materially adversely affected.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, to extend the Fair Labor Standards Act to independent contractors and to impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes, and a reclassification of independent contractors as employees would help states with this initiative. Recently, courts in certain states have issued decisions that could result in a greater likelihood that independent contractors would be judicially classified as employees in such states.  In September 2019, California enacted a law that made it more difficult for workers to be classified as independent contractors (as opposed to employees). For further discussion of this new California law, please see "Regulation" under “Item 1. Business.” Further, class actions and other lawsuits have been filed against certain members of our industry seeking to reclassify independent contractors as employees for a variety of purposes, including workers’ compensation and health care coverage. In addition, companies that use lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits, and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. Taxing and other regulatory authorities and courts apply a variety of standards in their determination of independent contractor status. If the independent contractors with whom we contract are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings, and our business, financial condition and results of operations could be materially adversely affected.

Developments in labor and employment law and any unionizing efforts by employees could have a material adverse effect on our results of operations.

We face the risk that Congress, federal agencies or one or more states could approve legislation or regulations significantly affecting our businesses and our relationship with our employees which would have substantially liberalized the procedures for union organization. None of our domestic employees are currently covered by a collective bargaining agreement, but any attempt by our employees to organize a labor union could result in increased legal and other associated costs. Additionally, given the National Labor Relations Board’s “speedy election” rule, our ability to timely and effectively address any unionizing efforts would be difficult. If we entered into a collective bargaining agreement with our domestic employees, the terms could materially adversely affect our costs, efficiency and ability to generate acceptable returns on the affected operations.

Safety-related evaluations and rankings under CSA could materially adversely affect our profitability and operations, our ability to maintain or grow our fleet and our customer relationships.

Under the CSA program, fleets are evaluated and ranked against their peers based on certain safety-related standards. As a result, our fleet could be ranked poorly as compared to peer carriers, which could have an adverse effect on our business, financial condition and results of operations.  We recruit and retain first-time drivers to be part of our fleet, and these drivers may have a higher likelihood of creating adverse safety events under CSA. The occurrence of future deficiencies could affect driver recruitment by causing high-quality drivers to seek employment with other carriers or limit the pool of available drivers or could cause our customers to direct their business away from us and to carriers with higher fleet safety rankings, either of which would materially adversely affect our business, financial condition and results of operations. In addition, future deficiencies could increase our insurance expenses. Further, we may incur greater than expected expenses in our attempts to improve unfavorable scores.

Certain of our subsidiaries are currently exceeding the established intervention thresholds in one or more of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could materially adversely affect our business, financial condition and results of operations. In addition, customers may be less likely to assign loads to us.

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

The FMCSA has proposed regulations that would modify the existing rating system and the safety labels assigned to motor carriers evaluated by the DOT. Under regulations that were proposed in 2016, the methodology for determining a carrier’s DOT safety rating would be expanded to include the on-road safety performance of the carrier’s drivers and equipment, as well as results obtained from investigations. Exceeding certain thresholds based on such performance or results would cause a carrier to receive an unfit safety rating. The proposed regulations were withdrawn in March 2017, but the FMCSA noted that a similar process may be initiated in the future. If similar regulations were enacted and we were to receive an unfit or other negative safety rating, our business would be materially adversely affected in the same manner as if we received a conditional or unsatisfactory safety rating under the current regulations. In addition, poor safety performance could lead to increased risk of liability, increased insurance, maintenance and equipment costs and potential loss of customers, which could materially adversely affect our business, financial condition and results of operations.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

The approach of President Biden’s administration to tariffs and other trade regulations is still to be determined.  The  imposition of additional tariffs or quotas or changes to certain trade agreements, including tariffs applied to goods traded between the United States and China, could, among other things, increase the costs of the materials used by our suppliers to produce new revenue equipment or increase the price of fuel. Such cost increases for our revenue equipment suppliers would likely be passed on to us, and to the extent fuel prices increase, we may not be able to fully recover such increases through rate increases or our fuel surcharge program, either of which could have a material adverse effect on our business.

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

FINANCIAL RISKS

Our existing and future indebtedness could limit our flexibility in operating our business or adversely affect our business and our liquidity position.

We have significant amounts of indebtedness outstanding, including obligations under a new credit facility we entered into in January 2020 that is structured as a $250.0 million revolving credit facility (the “Credit Facility”), equipment installment notes, finance leases and secured notes. As of December 31, 2020, we had indebtedness of $359.0 million. Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in financing agreements governing such indebtedness could:

● make it difficult for us to satisfy our obligations, including making interest payments on our debt obligations;

● limit our ability to obtain additional financing to operate our business;

● require us to dedicate a substantial portion of our cash flow to payments on our debt, reducing our ability to use our cash flow to fund capital expenditures and working capital and other general operational requirements;

● expose us to the risk of increased interest rates relating to any of our indebtedness at variable rates;

● limit our flexibility to plan for and react to changes in our business and/or changing market conditions;

● place us at a competitive disadvantage relative to some of our competitors that have less, or less restrictive, debt than us;

● limit our ability to pursue acquisitions or cause us to make non-strategic divestitures; and

● increase our vulnerability to general adverse economic and industry conditions, including changes in interest rates or a downturn in our business or the economy.

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

In the future, we may need to obtain additional financing that may not be available or, if it is available, may result in a reduction in the percentage ownership of our then-existing stockholders.

We may need to raise additional funds in order to:

● finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;

● develop or enhance our technological infrastructure and our existing products and services;

● fund strategic relationships;

● respond to competitive pressures;

● acquire complementary businesses, technologies, products or services; and

● successfully scale our Variant fleet.

If the economy and/or the credit markets weaken, or we are unable to enter into capital or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders.

Our profitability may be materially adversely impacted if our capital investments do not match customer demand for invested resources or if there is a decline in the availability of funding sources for these investments.

The truckload industry generally, and our truckload offering in particular, is capital intensive and asset heavy, and our policy of maintaining a young, technology-equipped fleet requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of assets. If anticipated demand differs materially from actual usage, our capital-intensive Truckload segment may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer.

We expect to pay for projected capital expenditures with cash flows from operations or financing available under our existing debt instruments. Although our business volume is not highly concentrated, our customers’ financial failures or loss of customer business may materially adversely affect us. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices for new revenue equipment, design changes of new engines, future use of autonomous tractors, and volatility in the used equipment market, could materially adversely affect our business, financial condition, results of operations and profitability.

We are subject to risk with respect to higher prices for new tractors. We have at times experienced an increase in prices for new tractors and the resale value of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) increases in commodity prices and (iii) and due to the pricing discretion of equipment manufacturers in periods of high demand. Compliance with EPA regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise materially adversely affect our business, financial condition and results of operations as the regulations become effective. Furthermore, future use of autonomous tractors could increase the price of new tractors and decrease the value of used non-autonomous tractors.

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

As of December 31, 2020, we had recorded goodwill of $59.2 million and other intangible assets of $25.5 million primarily as a result of certain customer relationships connected with certain acquisition-related transactions and trade names. Goodwill represents the excess of the consideration paid by us over the estimated fair value of identifiable net assets acquired by us. We may never realize the full value of our goodwill or intangible assets. Any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would have a material adverse effect on our business, financial condition and results of operations.

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

Our Class B common stock has five votes per share, and our Class A common stock has one vote per share. Stockholders who hold shares of Class B common stock, Messrs. Max Fuller and Eric Fuller and Ms. Lisa Pate (collectively, the "Qualifying Stockholders") and certain trusts for the benefit of any of them or their family members or certain entities owned by any of them or their family members (collectively with the Qualifying Stockholders, the "Class B Stockholders"), hold more than a majority of the voting power of our outstanding capital stock. Because of the five-to-one voting ratio between our Class B common stock and Class A common stock, the Class B Stockholders collectively will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of Class B common stock represent at least 16.7% of all outstanding shares of our Class A common stock and Class B common stock. This concentrated control will limit or preclude the ability of our other stockholders to influence corporate matters for the foreseeable future. The interests of the Class B Stockholders may conflict with the interests of our other stockholders, and they may take actions affecting us with which other stockholders disagree. For example, the Class B Stockholders could take actions that would have the effect of delaying, deterring or preventing a change in control or other business combination that might otherwise be beneficial to us and our stockholders. In addition, certain of the Class B Stockholders have been engaged from time to time in certain related party transactions with us. Further, Messrs. Eric Fuller and Max Fuller and Mses. Pate and Janice Fuller, the wife of Max Fuller, have entered into a voting agreement (the "Voting Agreement") under which each has granted a voting proxy with respect to the shares of Class B common stock subject to the voting agreement. Mr. Eric Fuller and Ms. Janice Fuller have initially designated Mr. Max Fuller as his or her proxy and Mr. Max Fuller and Ms. Pate have each initially designated Mr. Eric Fuller as his or her proxy. Accordingly, upon death or incapacity of any of Messrs. Eric Fuller or Max Fuller or Ms. Pate, voting control would remain concentrated with certain members of the Fuller and/or Quinn families.

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

The trading price of our Class A common stock has been and is likely to continue to be volatile and subject to wide price fluctuations in response to various factors outside of our control.

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

The large number of shares of our Class B common stock pledged could depress the market price of our Class A common stock and increase volatility.

Entities affiliated with Mr. Max Fuller have negatively pledged 8,261,776 shares of Class B common stock as security for a loan, as well as the equity of the entities holding such shares. If the lender for such loan were to foreclose on the entities holding such shares and sell such shares into the market, it could result in (i) a decrease of the market price of the outstanding share of Class A stock, (ii) an increase volatility in the market price of the outstanding shares of Class A common stock and (iii) a change in control of the Company. Our Third Amended and Restated Articles of Incorporation ("Articles of Incorporation") allow trusts and entities affiliated with Messrs. Max Fuller and Eric Fuller and Ms. Pate to pledge shares of Class B common stock without automatic conversion to Class A common stock, in addition to their ability to pledge shares of Class B common stock individually without automatic conversion to Class A common stock. Accordingly, to the extent allowed by our Executive and Director Stock Ownership, Retention, and Anti-Hedging and Pledging Policy, all shares of Class B common stock are eligible for pledging.

Provisions in our charter documents or Nevada law may inhibit a takeover, which could limit the price investors might be willing to pay for our Class A common stock.

Our Articles of Incorporation, our Third Amended and Restated Bylaws ("Bylaws"), and Nevada corporate law contain provisions that could delay, discourage or prevent a change of control or changes in our Board of Directors or management that a stockholder might consider favorable. For example, our Articles of Incorporation authorize our Board of Directors to issue preferred stock without stockholder approval and to set the rights, preferences and other terms thereof, including voting rights of those shares; our Articles of Incorporation do not provide for cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors; our Class B common stock possesses disproportionate voting rights; and our Bylaws provide that a stockholder must provide advance notice of business to be brought before an annual meeting or to nominate candidates for election as directors at an annual meeting of stockholders. These provisions will apply even if the change may be considered beneficial by some of our stockholders, and thereby negatively affect the price that investors might be willing to pay in the future for our Class A common stock. In addition, to the extent that these provisions discourage an acquisition of our company or other change in control transaction, they could deprive stockholders of opportunities to realize takeover premiums for their shares of our Class A common stock.

If we fail to maintain an effective system of internal controls in the future, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and, as a result, the value of our Class A common stock.

During the course of preparing for our IPO, we identified four material weaknesses in our internal control over financial reporting. As of December 31, 2019, we remediated all but one material weakness, which was related to a failure to maintain an effective control environment as a result of key information technology general controls being implemented in the quarter ending December 31, 2019, which did not allow an ample instances of control operations to determine operational effectiveness. This material weakness was remediated as of December 31, 2020.

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

COVID-19 RISKS

We could be negatively impacted by the COVID-19 outbreak or other similar outbreaks.

Certain of our operations and personnel at our headquarters in Chattanooga, Tennessee, and other locations have already been working remotely, which could disrupt our management, business, finance, and financial reporting teams, and which could intensify over time.  We have experienced absences and terminations among our driver and non-driver personnel due to the outbreak of COVID-19.  Further, our operations, particularly in areas of increased COVID-19 infections, could be disrupted.  Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, make it more difficult to obtain amendments, extensions, and waivers, and adversely impact our ability to effectively meet our short- and long-term obligations.

The outbreak of COVID-19 has significantly increased economic and demand uncertainty. The current outbreak has caused a slowdown in the global economy and the duration of the contraction remains uncertain. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.”

Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on The New York Stock Exchange, under the symbol “USX.”

Holders of Record

As of February 19, 2021, we had approximately two stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 19, 2021, Messrs. Eric and Max Fuller and Ms. Lisa Quinn Pate, together with certain trusts for the benefit of any of them and certain entities owned by any of them, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our Class A or Class B common stock during the year ended December 31, 2020.

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable.

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

Overview

Total revenue for 2020 increased by $34.7 million to $1.7 billion as compared to 2019. The increase was primarily a result of a 23.1% increase in Brokerage revenue to $228.8 million, a 1.6% increase in average revenue miles per tractor per week, a 0.6% increase in average revenue per mile, partially offset by a 0.5% decrease in average tractors and a $46.0 million decrease in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, revenue increased $80.7 million to $1.6 billion, an increase of 5.3% as compared to the prior year.

Operating income for 2020 was $43.6 million compared to $26.1 million in 2019. We delivered a 97.5% operating ratio for the year which is an improvement relative to the 98.5% operating ratio reported in 2019. Our profitability increased as a result of increased revenue miles per tractor of 1.6%, a $0.013 increase in revenue per mile combined with lower fuel costs and other expenses associated with the exit of our OTR student driver program, partially offset by increased equipment costs and a decrease in our Brokerage segment gross margin to 8.5% compared to 12.9% in the prior year.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. Phase one of our plan is to convert a total of 900 OTR solo trucks, with the lowest returns, to our Variant platform by the end of the first quarter of 2021. Phase two of our plan will be to convert an additional 600 trucks over the balance of the year.  While the conversion will not be linear, we expect our margins to expand further. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

While we believe our margins will expand as we continue to convert more of our trucks to our Variant platform, we also see tremendous growth opportunity given the highly fragmented nature of the U.S. trucking market. Our Variant business model directly addresses our drivers’ frustrations as our model delivers higher utilization and pay which has directly contributed to a significant drop in turnover.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 62.1% of our Brokerage transactions digitally in the fourth quarter of 2020. As we drive more volume over our digital platform, we believe our Brokerage segment will become much more scalable and allow us to profitably drive growth as we look to the years ahead.

Looking to the year ahead, our baseline assumptions for 2021 include an overall favorable market for carriers as we expect increasing inventory re-stocking, tight trucking capacity, and relatively benign cost inflation outside of driver-related and insurance premium expenses.  These conditions combined with a continued shortage of drivers are expected to be supportive of the market and rates. As a result, we expect contract rates in our OTR division in 2021 to increase on average by 10-15% with the driver shortage likely extending the cycle as we believe there could be up to 200,000 fewer drivers in the market compared to 2019.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States. While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico. In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we continue to have business to and from Mexico through a variable cost model using third party carriers. The revenue from such model is generated in the United States. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

We are typically paid a predetermined rate per load or per mile for our Truckload services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities and other specialized services. Consistent with industry practice, our typical customer contracts (other than those contracts in which we have agreed to dedicate certain tractor and trailer capacity for use by specific customers) do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and trucking capacity. In our dedicated contract service offering, which comprised approximately 41.5% of our Truckload operating revenue, and approximately 42.0% of our Truckload revenue, before fuel surcharge, for 2020, we provide service under contracts with fixed terms, volumes and rates. Dedicated contracts are often used by our customers with high-service and high-priority freight, sometimes to replace private fleets previously operated by them. We expect to grow our dedicated business as a percentage of our average tractors.

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

The main factors that affect our operating revenue in our Truckload segment are the average revenue per mile we receive from our customers, the percentage of miles for which we are compensated and the number of shipments and miles we generate. Our primary measures of revenue generation for our Truckload segment are average revenue per loaded mile and average revenue miles per tractor per period, in each case excluding fuel surcharge revenue.

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

Approximately 26% of our total tractor fleet was operated by independent contractors at December 31, 2020. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass-through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated by type for the periods indicated is as follows:

	Year Ended December 31,
	2020	2019

	(in thousands)
Revenue, before fuel surcharge	$1,619,199	$1,538,450
Fuel surcharge	122,902	168,911
Total operating revenue	$1,742,101	$1,707,361

The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes and pricing in our Brokerage segment, increased miles per tractor in our Truckload segment, increased miscellaneous revenues offset by decreased fuel surcharge revenues.

A summary of our revenue generated by segment for the periods indicated is as follows:

	Year Ended December 31,
	2020	2019

	(in thousands)
Truckload revenue, before fuel surcharge	$1,390,374	$1,352,583
Fuel surcharge	122,902	168,911
Total Truckload operating revenue	1,513,276	1,521,494
Brokerage operating revenue	228,825	185,867
Total operating revenue	$1,742,101	$1,707,361

In January 2019, we sold our interest in Xpress Internacional. Even following our sale of Xpress Internacional, we continue to have business to and from Mexico through a variable cost model using third party carriers. The revenue from such model is generated in the United States.

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge, for the periods indicated.

	Year Ended
	December 31,
	2020	2019
Over the road
Average revenue per tractor per week	$3,650	$3,558
Average revenue per mile	$1.976	$1.949
Average revenue miles per tractor per week	1,847	1,825
Average tractors	3,675	3,712
Dedicated
Average revenue per tractor per week	$4,084	$4,007
Average revenue per mile	$2.363	$2.375
Average revenue miles per tractor per week	1,728	1,687
Average tractors	2,735	2,727
Consolidated
Average revenue per tractor per week	$3,835	$3,748
Average revenue per mile	$2.135	$2.122
Average revenue miles per tractor per week	1,796	1,767
Average tractors	6,410	6,439

The primary factors driving the changes in Truckload revenue, were a 1.6% increase in average revenue miles per tractor and a 0.6% increase in revenue per loaded mile primarily due to a greater than 23.0% increase in spot rates partially offset by an approximate 3.1% decrease in our contractual rates, and an increase of $12.6 million in miscellaneous revenue partially offset by a 0.5% decrease in average available tractors. Fuel surcharge revenue decreased by $46.0 million, or 27.2%, to $122.9 million, compared with $168.9 million in 2019. The DOE national weekly average fuel price per gallon averaged approximately $0.50 per gallon lower for 2020 compared to 2019. The decrease in fuel surcharge revenue primarily relates to decreased fuel prices partially offset by a 1.5% increase in revenue miles compared to 2019.

The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,
	2020	2019
Gross margin percentage	8.5%	12.9%

The primary factors driving the increase in Brokerage revenue were a 16.2% increase in load count combined with a 6.0% increase in average revenue per load. We experienced a decrease in our gross margin to 8.5% in 2020, compared to 12.9% in 2019. The decrease in gross margin was due to the increase in cost per load of 11.3% exceeding the 6.0% increase in revenue per load as compared to 2019. During the fourth quarter of 2020, our Brokerage revenue grew 41.0% compared to the prior year fourth quarter as we improved our mix of business towards the spot market and away from contract pricing in order to achieve a better balance in our business.

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

The following is a summary of our salaries, wages and benefits for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Salaries, wages and benefits	$556,507	$530,801
% of total operating revenue	31.9%	31.1%
% of revenue, before fuel surcharge	34.4%	34.5%

The increase in absolute dollar terms was due primarily to $14.6 million of higher driver wages due in part to a 2.7% increase in company driver miles, increased Dedicated driver pay per mile partially offset by decreased OTR driver pay per mile due to the suspension of our OTR student program during the second quarter of 2020. Our office wages increased $17.2 million due in part to a 7.4% increase in headcount as we continue to invest in our ongoing digital initiatives. During 2020, our group health and workers’ compensation expense decreased approximately 13.3%, due to decreased group health claims expense and positive trends in our workers’ compensation claims compared to 2019. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Fuel and fuel taxes	$136,677	$189,174
% of total operating revenue	7.8%	11.1%
% of revenue, before fuel surcharge	8.4%	12.3%

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

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Total fuel surcharge revenue	$122,902	$168,911
Less: fuel surcharge revenue reimbursed to independent contractors	31,585	46,862
Company fuel surcharge revenue	$91,317	$122,049
Total fuel and fuel taxes	$136,677	$189,174
Less: company fuel surcharge revenue	91,317	122,049
Net fuel expense	$45,360	$67,125
% of total operating revenue	2.6%	3.9%
% of revenue, before fuel surcharge	2.8%	4.4%

During 2020, the decrease in net fuel expenses was primarily the result of a 24.4% decrease in the average fuel price per gallon, a 5.4% increase in average miles per gallon, partially offset by a $30.7 million decrease in company fuel surcharge revenue as compared to 2019. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, and the percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

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

The following is a summary of our vehicle rents and depreciation and amortization for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Vehicle rents	$86,684	$80,064
Depreciation and amortization, net of (gains) losses on sale of property	102,827	94,337
Vehicle rents and depreciation and amortization of property and equipment	$189,511	$174,401
% of total operating revenue	10.9%	10.2%
% of revenue, before fuel surcharge	11.7%	11.3%

The increase in vehicle rents was primarily due to increased trailers financed under operating leases compared to 2019. The increase in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to an increase in loss on sale of property and equipment of $8.9 million compared to 2019. This increase in our loss was partially the result of a $2.7 million gain related to the sale of our Laredo terminal and a $1.2 million gain related to a sale leaseback transaction both of which were recognized in 2019. Looking forward to 2021, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $130.0 to $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant. This amount could expand to fund additional profitable growth opportunities. The balance of our equipment procurement will be funded through operating leases.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Purchased transportation	$516,196	$481,589
% of total operating revenue	29.6%	28.2%
% of revenue, before fuel surcharge	31.9%	31.3%

The increase in purchased transportation reflected a 16.2% increase in our Brokerage load count, an 11.3% increase in cost per Brokerage load partially offset by a 32.6% decrease in fuel surcharge paid to independent contractors and a 1.3% decrease in independent contractor miles as compared to 2019.

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Purchased transportation	$516,196	$481,589
Less: fuel surcharge revenue reimbursed to independent contractors	31,585	46,862
Purchased transportation, net of fuel surcharge reimbursement	$484,611	$434,727
% of total operating revenue	27.8%	25.5%
% of revenue, before fuel surcharge	29.9%	28.3%

The increase in purchased transportation reflected a 16.2% increase in our Brokerage load count, an 11.3% increase in cost per Brokerage load partially offset by a 1.3% decrease in independent contractor miles as compared to 2019. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

Operating Expenses and Supplies

Operating expenses and supplies consist primarily of ordinary vehicle repairs and maintenance costs, driver on-the-road expenses, tolls and driver recruiting and training costs. Operating expenses and supplies are primarily affected by the age of our company-owned and leased fleet of tractors and trailers, the number of miles driven in a period and driver turnover.

The following is a summary of our operating expenses and supplies for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Operating expenses and supplies	$133,356	$142,248
% of total operating revenue	7.7%	8.3%
% of revenue, before fuel surcharge	8.2%	9.2%

The primary factors driving the decrease in operating expenses and supplies was decreased trailer maintenance combined with decreased expenses related to the suspension of our OTR student driver training program during the second quarter of 2020 partially offset by increased advertising costs for driver recruiting.

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

The following is a summary of our insurance premiums and claims expense for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
Insurance premiums and claims	$87,053	$88,959
% of total operating revenue	5.0%	5.2%
% of revenue, before fuel surcharge	5.4%	5.8%

Insurance premiums and claims decreased primarily due to decreased physical damage claims primarily as a result of reduced frequency partially offset by increased auto liability premiums as compared to 2019. We renewed our liability insurance policies effective September 1, 2020 and as a result of the challenging insurance market our premiums increased approximately 30% while our coverage limits decreased to $75.0 million from $300.0 million per occurrence.

We continue to believe we have an opportunity to reduce our claims expense over time as a result of (1) having completed the installation of event recorders in 2018, (2) the successful launch of our redeveloped driver training facilities, (3) our decision to implement hair follicle testing for all of our drivers in the fourth quarter of 2019, and (4) the successful launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet combined with the suspension of our OTR student program. During the second half of 2020 we experienced approximately 35% fewer preventable accidents than we did in the comparable prior year period which we believe contributed greatly to our lower insurance and claims expense despite higher premiums.  Although a decrease in frequency in claims reduced our expense during the year, to the extent we have an increase in severity these savings could be partially or fully offset.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Year Ended December 31,
	2020	2019

	(dollars in thousands)
General and other operating expenses	$55,176	$52,173
% of total operating revenue	3.2%	3.1%
% of revenue, before fuel surcharge	3.4%	3.4%

General and other expenses increased primarily due to increased terminal rents related to the sale leaseback transaction executed in the fourth quarter of 2019.

Impairment of Equity Method Investments and Note Receivable

During 2019, we converted $5.0 million of Arnold receivables to a note receivable and advanced an additional $2.0 million. In the fourth quarter of 2019, we recorded an impairment charge of $6.8 million as the collectability of the note was remote. During the first quarter of 2020, we sold our interest in Arnold and recorded a $2.0 million loss on the sale.

Interest

Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees.

The following is a summary of our interest expense for the periods indicated:

	Year Ended December 31,
	2020	2019

	(in thousands)
Interest expense, excluding non-cash items	$17,757	$21,000
Original issue discount and deferred financing amortization	1,090	635
Interest expense, net	$18,847	$21,635

For 2020, interest expense decreased $2.8 million, primarily due to decreased borrowings and lower average interest rates as compared to 2019. In January 2020, we entered into a new $250.0 million revolving Credit Facility paying off our higher interest rate existing credit facility.

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

We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and strategically expand our fleet. During 2021, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 to 575,000 miles. Additionally, we expect to replace our tractor lease maturities with a mix of owned and leased replacements as we convert a portion of our leased tractors to owned. Our mix of owned and leased equipment may vary over time due to tax treatment, financing options and flexibility of terms, among other factors.

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

The Credit Facility is a five-year facility scheduled to terminate on January 28, 2025.  Borrowings under the Credit Facility are classified as either “base rate loans” or “eurodollar rate loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) LIBOR plus 1.00% plus an applicable margin that was set at 0.50% through June 30, 2020 and adjusted quarterly thereafter between 0.25% and 0.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  Eurodollar rate loans accrue interest at LIBOR plus an applicable margin that was set at 1.50% through June 30, 2020 and adjusted quarterly thereafter between 1.25% and 1.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  The Credit Facility includes, within its $250.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $75.0 million and a swingline sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, excluding, among other things, any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of December 31, 2020, there was no fixed charge coverage ratio requirement.

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

Cash Flows

Our summary statements of cash flows for the periods indicated are set forth in the table below:

	Year Ended December 31,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$150,889	$103,749
Net cash used in investing activities	(111,603)	(81,630)
Net cash used in financing activities	(39,468)	(38,108)

Operating Activities

For 2020, we generated cash flows from operating activities of $150.9 million, an increase of $47.1 million compared to 2019. The increase was due primarily to a $29.9 million increase in net income adjusted for noncash items, combined with a $30.9 million increase in our operating liabilities partially offset by increased operating assets. Our operating liabilities increased $30.9 million during 2020 as compared to 2019, due in part to the deferred payroll taxes in conjunction with the Coronavirus Aid, Relief and Economic Security Act enacted March 2020, combined with increased accounts payable and accrued wages and benefits related to timing of payments offset by decreased claims and insurance accruals. Our increase in net income adjusted for noncash items was due in part to increased average revenue miles per tractor, increased revenue per mile, decreased net fuel expense and decreased interest expense offset by decreases in our Brokerage gross margin.

Investing Activities

For 2020, net cash flows used in investing activities were $111.6 million, an increase of $30.0 million compared to 2019. This increase is primarily the result of decreased proceeds of $31.6 million related to a terminal sale and a sale leaseback transaction during the fourth quarter of 2019. Our net equipment purchases as compared to 2019 decreased slightly while our technology capital expenditures increased as we continue to invest in our digital initiatives. We expect our net capital expenditures for calendar year 2021 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing. If our growth strategy gains momentum, we may need to increase our capital expenditures to fund additional profitable growth opportunities.

Financing Activities

For 2020, net cash flows used in financing activities were $39.5 million, compared to $38.1 in 2019. During 2020, our debt repayments in excess of debt borrowings were $37.1 million compared to $29.9 million in 2019. During 2019, we purchased the remaining 10% of Total Transportation for $8.7 million.

Working Capital

As of December 31, 2020, we had a working capital deficit of $92.8 million, representing a $44.0 million decrease in our working capital from December 31, 2019. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of December 31, 2020, we had a working capital deficit of $56.5 million, compared with a working capital deficit of $23.6 million at December 31, 2019. The decrease in working capital was primarily the result of increased accounts payable and accrued wages and benefits combined with decreased assets held for sale, partially offset by increased customer and other receivables. Accrued wages and benefits increased primarily due to the current portion of deferred payroll taxes.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total

	(in thousands)
Long‑term debt obligations(1)	$112,381	$165,831	$74,956	$35,165	$388,333
Finance lease obligations(2)	4,081	2,846	296	—	7,223
Operating lease obligations(3)	87,842	139,681	49,737	44,196	321,456
Purchase obligations(4)	121,160	—	—	—	121,160
Total contractual obligations(5)	$325,464	$308,358	$124,989	$79,361	$838,172
(1)	Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to December 31, 2020.
(2)	Including interest obligations on finance lease obligations.
(3)

We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through December 2034. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $117.3 million at December 31, 2020. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)

We had commitments outstanding at December 31, 2020 to acquire revenue and other equipment. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

(5)	Excludes deferred taxes and long or short-term portion of self-insurance claims accruals.

Off-Balance Sheet Arrangements

The Company has letters of credit of $28.1 million outstanding as of December 31, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at December 31, 2020 to acquire revenue equipment for approximately $121.2 million in 2021. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

CRITICAL ACCOUNTING POLICIES

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial position in the preparation of our financial statements in conformity with GAAP. Actual results could differ significantly from those estimates under different assumptions and conditions. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. See Note 2 of the accompanying consolidated financial statements for additional information about our critical accounting policies and estimates.

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

Property and Equipment

Property and equipment are carried at cost. Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of estimated salvage value or trade-in value). We generally use estimated useful lives of three to five years for tractors and ten or more years for trailers with estimated salvage values ranging from 25% to 50% of the capitalized cost. The depreciable lives of our revenue equipment represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. The residual value of a substantial portion of our equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

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

We are exposed to variable interest rate risk principally from our Credit Facility, however, as of December 31, 2020, there were no borrowings outstanding under our Credit Facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2020 we had net borrowings totaling $359.0 million comprised entirely of fixed rate borrowings. Accordingly, holding other variables constant (including borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our consolidated financial statements.

Fuel is one of our largest expenditures. The price and availability of diesel fuel fluctuate due to changes in production, seasonality and other market factors generally outside our control. Most of our customer contracts contain fuel surcharge provisions to mitigate increases in the cost of fuel. Fuel surcharges to customers do not fully recover all fuel increases because customers generally pay surcharges on a mileage basis and therefore do not generally pay for fuel consumed while traveling out-of-route or non-revenue generating miles, while the tractor is idling and in certain other instances. We believe that our fuel surcharge program adequately protects us from risks relating to fluctuating fuel prices, and accordingly, we do not expect to enter into fuel purchase arrangements in the near term. We cannot predict the extent to which fuel prices will increase or decrease in the future or the extent to which fuel surcharges could be collected.

ITEM 8.           FINANCIAL STATEMENTS

The consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ deficit and of cash flows for each of the three years in the period ended December 31, 2020, together with the related notes, the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2020 and for the period ended December 31, 2020, and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm as of December 31, 2019 and for each of the two years in the period ended December 31, 2019, are set forth at pages 50 through 81 elsewhere in this report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 2, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Auto Liability Claims Reserve Accrual

As described further in Note 2 to the consolidated financial statements, the Company’s deductible is $3.0 million per claim and is self-insured for this portion of its risk related to auto liability.  The Company, with the assistance of an actuary, accrues for the cost of the self-insured portion of unpaid claims reserves plus an estimated liability for incurred but not reported claims and the associated expense by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical trends.  The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties.  We identified the estimation of the auto liability claim reserve subject to self-insurer insurance retention as a critical audit matter.

Auto liability unpaid claims reserves are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation for future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, and the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to this critical audit matter included the following, among others:

●	We tested the effectiveness of controls over auto liability claims, including the completeness and accuracy of claim expenses and payments.
●	We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.
●	We tested management’s process for determining the auto liability claims reserve, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Tulsa, Oklahoma

March 2, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Xpress Enterprises, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of U.S. Xpress Enterprises, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity (deficit), and of cash flows for each of the two years in the period ended December 31, 2019, including the related notes for each of the two years in the period ended December 31, 2019 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

Birmingham, AL

March 4, 2020

We served as the Company’s auditor from 2015 to 2020.

U.S. Xpress Enterprises, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31,	December 31,
(in thousands, except share amounts)	2020	2019
Assets
Current assets
Cash and cash equivalents	$5,505	$5,687
Customer receivables, net of allowance of $157 and $63 at December 31, 2020 and December 31, 2019, respectively	189,869	183,706
Other receivables	19,203	15,253
Prepaid insurance and licenses	14,265	11,326
Operating supplies	8,953	7,193
Assets held for sale	12,382	17,732
Other current assets	16,263	15,831
Total current assets	266,440	256,728
Property and equipment, at cost	896,264	880,101
Less accumulated depreciation and amortization	(394,603)	(388,318)
Net property and equipment	501,661	491,783
Other assets
Operating lease right of use assets	287,251	276,618
Goodwill	59,221	57,708
Intangible assets, net	25,513	27,214
Other	39,504	30,058
Total other assets	411,489	391,598
Total assets	$1,179,590	$1,140,109
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$83,621	$68,918
Book overdraft	—	1,313
Accrued wages and benefits	40,095	24,110
Claims and insurance accruals, current	47,667	51,910
Other accrued liabilities	5,986	9,127
Current portion of operating lease liabilities	78,193	69,866
Current maturities of long-term debt and finance leases	103,690	80,247
Total current liabilities	359,252	305,491
Long-term debt and finance leases, net of current maturities	255,287	315,797
Less unamortized discount and debt issuance costs	(314)	(1,223)
Net long-term debt and finance leases	254,973	314,574
Deferred income taxes	25,162	20,692
Other long-term liabilities	14,615	5,249
Claims and insurance accruals, long-term	55,420	56,910
Noncurrent operating lease liabilities	209,311	206,357
Commitments and contingencies (Note 12)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively, 33,981,185 and 33,314,141 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	340	333
Common stock Class B, $.01 par value, 35,000,000 authorized at December 31, 2020 and December 31, 2019, respectively, 15,647,095 and 15,687,101 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	157	157
Additional paid-in capital	261,338	250,700
Accumulated deficit	(2,430)	(20,982)
Stockholders' equity	259,405	230,208
Noncontrolling interest	1,452	628
Total stockholders' equity	260,857	230,836
Total liabilities and stockholders' equity	$1,179,590	$1,140,109

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2020, 2019 and 2018

(in thousands, except per share amounts)	2020	2019	2018
Operating revenue
Revenue, before fuel surcharge	$1,619,199	$1,538,450	$1,622,083
Fuel surcharge	122,902	168,911	182,832
Total operating revenue	1,742,101	1,707,361	1,804,915
Operating expenses
Salaries, wages, and benefits	556,507	530,801	535,913
Fuel and fuel taxes	136,677	189,174	226,990
Vehicle rents	86,684	80,064	78,639
Depreciation and amortization, net of (gain) loss on sale of property	102,827	94,337	97,954
Purchased transportation	516,196	481,589	481,945
Operating expenses and supplies	133,356	142,248	138,215
Insurance premiums and claims	87,053	88,959	85,075
Operating taxes and licenses	15,084	13,849	14,133
Communications and utilities	8,990	8,928	9,575
General and other operating expenses	55,176	52,173	46,877
Impairment of assets held for sale	—	—	10,693
Gain on sale of subsidiary	—	(831)	—
Total operating expenses	1,698,550	1,681,291	1,726,009
Operating income	43,551	26,070	78,906
Other expense (income)
Interest expense, net	18,847	21,635	34,866
Early extinguishment of debt	—	—	7,753
Impairment of equity method investments or note receivable	—	6,793	1,804
Equity in loss of affiliated companies	—	270	381
Other, net	2,000	26	136
	20,847	28,724	44,940
Income (loss) before income tax provision	22,704	(2,654)	33,966
Income tax provision	5,072	389	7,860
Net total and comprehensive income (loss)	17,632	(3,043)	26,106
Net total and comprehensive income (loss) attributable to noncontrolling interest	(920)	604	1,207
Net total and comprehensive income (loss) attributable to controlling interest	$18,552	$(3,647)	$24,899
Earnings (loss) per share
Basic earnings (loss) per share	$0.37	$(0.07)	$0.84
Basic weighted average shares outstanding	49,528	48,788	29,470
Diluted earnings (loss) per share	$0.35	$(0.07)	$0.83
Diluted weighted average shares outstanding	50,674	48,788	30,133

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

Years Ended December 31, 2020, 2019 and 2018

			Additional		Non	Total	Redeemable
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'	Restricted
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity	Units
Balances at December 31, 2017	$64	$—	$1	$(43,459)	$2,289	$(41,105)	$3,281
Share based compensation	—	—	1,856	—	—	1,856	391
Adoption of ASC 606	—	—	—	1,459	—	1,459	—
Cancel 6,384,877 US Xpress Enterprises shares	(64)	—	—	64	—	—	—
Issuance of 16,046,624 shares of Class A Stock in Reorganization	160	—	(11)	(149)	—	—	—
Issuance of 15,486,560 shares of Class B Stock in Reorganization	—	155	(6)	(149)	—	—	—
Transfer from temporary equity to permanent equity	—	—	3,455	—	—	3,455	(3,455)
Issuance of 16,668,000 shares of Class A stock in Initial Public Offering, net of underwriting discounts and offering costs	167	—	246,449	—	—	246,616	—
Vesting of restricted stock	2	—	(2)	—	—	—	—
Dividend of repurchased membership units	—	—	—	—	—	—	(217)
Net income	—	—	—	24,899	1,207	26,106	—
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387	$—
Share based compensation	—	—	3,846	—	—	3,846	—
Vesting of restricted stock	3	2	(49)	—	—	(44)	—
Issuance of common stock under ESPP	1	—	348	—	—	349	—
Purchase of noncontrolling interest	—	—	(5,187)		(3,472)	(8,659)	—
Net income (loss)	—	—	—	(3,647)	604	(3,043)	—
Balances at December 31, 2019	333	157	250,700	(20,982)	628	230,836	—
Share based compensation	—	—	4,395	—	—	4,395	—
Vesting of restricted units	4	1	(140)	—	—	(135)	—
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—	—
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278	—
Issuance of common stock under ESPP	2	—	849	—	—	851	—
Net income (loss)	—	—	—	18,552	(920)	17,632
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857	$—

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Cash Flows

December 31, 2020, 2019 and 2018

	Year Ended
	December 31,
(in thousands)	2020	2019	2018
Operating activities
Net income	$17,632	$(3,043)	$26,106
Adjustments to reconcile net income to net cash provided by operating activities:
Early extinguishment of debt	—	—	7,753
Impairments of assets held for sale and equity method investments and note receivable	—	6,793	12,497
Equity in loss of affiliated companies	—	270	381
Deferred income tax provision	4,470	714	5,691
Depreciation and amortization	90,116	90,484	90,831
Losses on sale of equipment	12,711	3,853	7,123
Share based compensation	4,395	3,846	2,248
Other	3,367	660	(2,360)
Interest paid-in-kind	—	—	(7,516)
Gain on sale of subsidiary	—	(831)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(10,048)	7,149	(8,972)
Prepaid insurance and licenses	(2,939)	(3,294)	(4,006)
Operating supplies	(900)	70	725
Other assets	(3,718)	(7,790)	(3,438)
Accounts payable and other accrued liabilities	19,940	5,572	(21,020)
Accrued wages and benefits	15,863	(704)	6,304
Net cash provided by operating activities	150,889	103,749	112,347
Investing activities
Payments for purchases of property and equipment	(186,122)	(151,751)	(223,939)
Proceeds from sales of property and equipment	81,399	77,966	55,370
Other	(6,880)	(2,000)	2,480
Sale of subsidiary, net of cash	—	(5,845)	—
Net cash used in investing activities	(111,603)	(81,630)	(166,089)
Financing activities
Borrowings under lines of credit	278,654	107,300	292,332
Payments under lines of credit	(278,654)	(107,300)	(321,665)
Borrowings under long-term debt	263,992	106,341	362,013
Payments of long-term debt and finance leases	(301,059)	(136,228)	(504,180)
Payments of financing costs	(1,391)	(190)	(4,166)
Proceeds from IPO, net of issuance costs	—	—	246,616
Payments of long-term consideration for business acquisition	(1,000)	(990)	(1,010)
Tax withholding related to net share settlement of restricted stock awards	(135)	(44)	—
Proceeds from issuance of common stock under ESPP	851	349	—
Purchase of noncontrolling interest	—	(8,659)
Proceeds from long-term consideration for sale of subsidiary	587	—	—
Repurchase of membership units	—	—	(217)
Book overdraft	(1,313)	1,313	(3,537)
Net cash (used in) provided by financing activities	(39,468)	(38,108)	66,186
Cash included in assets held for sale	—	11,784	(11,784)
Net change in cash and cash equivalents	(182)	(4,205)	660
Cash and cash equivalents
Beginning of year	5,687	9,892	9,232
End of period	$5,505	$5,687	$9,892
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$17,620	$21,136	$47,406
Cash paid during the year for income taxes	705	58	1,603
Supplemental disclosure of significant noncash investing and financing activities
Subsidiary stock issued in business combination	$7,278	$—	$—
Finance lease additions	—	—	439
Finance lease extinguishments	—	40	1,146
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	—	7,109	—
Uncollected proceeds from asset sales	406	62	2,671
Property and equipment amounts accrued in accounts payable	867	3,552	1,213

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The reclassification consisted primarily of $23.1 million and $19.5 million of largely driver expenses reclassified from General and other expenses to Operating expenses and supplies for the years ended December 31, 2019 and 2018, respectively. These reclassifications had no effect on previously issued Total operating expenses, Operating income, or Net total and comprehensive income (loss).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Assets Held for Sale

Assets held for sale are comprised primarily of revenue equipment no longer being utilized in continuing operations which are available and ready for sale.  Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value or fair market value less selling costs.  The Company expects to sell these assets within the next twelve months. At December 31, 2020, assets held for sale was comprised of revenue equipment. At December 31, 2019, assets held for sale was comprised of revenue equipment and a terminal.

Property and Equipment

Property and equipment are carried at cost.  Depreciation of property and equipment is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over the estimated useful lives of the related assets (net of salvage values ranging from 25.0% to 50.0% of revenue equipment).  The Company periodically evaluates the estimated useful lives and salvage values of its revenue equipment, due to changes in business needs and expected usage of the equipment.  Upon the retirement of property and equipment, the related asset cost and accumulated depreciation are removed from the accounts and any gain or loss is included in depreciation and amortization expense in the Company’s consolidated statements of comprehensive income (loss).  Expenditures for normal maintenance and repairs are expensed.  Renewals or betterments that affect the nature of an asset or increase its useful life are capitalized.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

Goodwill

We assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. Under current accounting standards, we are not required to calculate the fair value of a reporting unit unless we determine, based on the qualitative review, that is more likely than not that its fair value is less than its carrying value. The standard includes events and circumstances for the Company to consider when conducting the qualitative assessment.

The Company performs an annual goodwill impairment analysis at the reporting unit level as of October 1 each year or when an event occurs which might cause or indicate impairment. The Company performed the qualitative assessment in the fourth quarter of 2020 and 2019 and concluded it was more likely than not that the fair value of the reporting units were greater than their carrying amounts.

Intangible Assets

Customer relationships are valued as part of acquisition-related transactions using the income appraisal methodology.  The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset.  The value of customer relationships includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology.  Customer relationships are amortized over seven to fifteen years.  The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable.  There was no impairment of customer relationships in 2020 and 2019.

Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset.  The Company’s trade names have an indefinite life and are not amortized.  In the fourth quarter of 2020 and 2019, the Company performed the qualitative assessment of its trade name assets and concluded it was more likely than not that the fair value of each of the assets is greater than its carrying amount.  Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Deferred Financing Costs

The Company presents debt issuance costs as a direct deduction from the related debt, consistent with debt discounts. Debt issuance costs associated with revolving line-of-credit arrangements are presented as an asset. All such debt issuance costs are amortized ratably over the term of the arrangement. Term loan debt issuance costs, net of accumulated amortization was $0.3 million and $1.2 million at December 31, 2020 and 2019, respectively. Revolver gross debt issuance costs were $4.1 million and $1.5 million at December 31, 2020 and 2019, respectively, offset by accumulated amortization of $1.8 million and $0.5 million at December 31, 2020 and 2019, respectively. Revolver and term debt issuance cost amortization expense was $1.1 million, $0.6 million and $1.7 million in 2020, 2019 and 2018, respectively. On January 28, 2020, the Company entered into a new revolving credit facility and paid off its existing term loan which increased the revolver debt issuance costs and decreased the term loan debt issuance cost.

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

The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $1.9 million and $3.2 million at December 31, 2020 and 2019, respectively, and are included in other current assets in our consolidated balance sheets. Amortization expense associated with our start up costs was $1.1 million, $1.5 million, and $1.2 million in 2020, 2019 and 2018, respectively.

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

The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables on our consolidated balance sheet. The Company receives the unconditional right to bill when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the consolidated balance sheet were $3.6 million and

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

$2.7 million at December 31, 2020 and 2019, respectively and are included in customer receivables in the consolidated balance sheets.

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

Concentration of Credit Risk

Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. Revenues from the Company’s largest customer accounted for 11.1% of total consolidated revenues before fuel surcharge during 2020. The Company performs ongoing credit evaluations and generally does not require collateral.

Stock-Based Compensation

The Company has stock-based compensation plans that provide for grants of equity to its management in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee. Stock-based compensation is recognized over the period for which an employee is required to provide service in exchange for the award.  Stock-based compensation expense is included in salaries, wages, and benefits in the consolidated statements of comprehensive income (loss).

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2020 and 2019, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2020 and 2019, the amount recorded for both workers’ compensation and auto liability were based in part upon actuarial studies performed by a third-party actuary.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

At December 31, 2019, the Company had a claim accrual and corresponding receivable for the amount above its self-insured retention of $0.4 million. As of December 31, 2020, the Company did not have any claim accrual or corresponding receivable for claims in excess of its retention level.

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

3.        Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	2020	2019	2018
Domestic	$22,704	$(2,848)	$27,262
Mexico	—	194	6,704
Income (loss) before Income Taxes	$22,704	$(2,654)	$33,966

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

The income tax provision (benefit) for 2020, 2019 and 2018 consists of the following (in thousands):

	2020	2019	2018

Current
Federal	$—	$—	$(1,358)
State	602	(325)	911
Mexico	—	—	2,616
	602	(325)	2,169

Deferred
Federal	3,998	(546)	5,113
State	472	1,260	788
Mexico	—	—	(210)
	4,470	714	5,691
Income tax provision	$5,072	$389	$7,860

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of comprehensive income to the amounts computed by applying federal statutory rate of 21% is as follows (in thousands):

	2020	2019	2018

Federal income tax at statutory rate	$4,768	$(558)	$7,132
State income taxes, net of federal income tax benefit	877	1,633	1,319
Nondeductible per diem paid to drivers	1,277	1,173	1,182
Xpress Internacional activity	—	(71)	1,616
Tax credits	(1,198)	(1,341)	(1,611)
Provision to return adjustment	(775)	(138)	35
Valuation allowance	(372)	567	2,433
Foreign transition tax on deemed distribution	—	—	(30)
Global intangible low-taxed income (GILTI)	—	—	1,217
Basis difference on assets held for sale	—	—	(2,524)
Change in reserve for uncertain tax positions and settlements	—	(755)	(3,278)
Affirmative issue - imputed interest expense	—	—	1,223
Non-taxable life insurance death benefit	—	—	(1,004)
Expiration of federal capital loss carryforward	—	—	1,826
Tax shortfall/(windfall) on share-based compensation	25	(459)	(651)
Deferred Mexican withholding tax	—	—	(876)
Other, net	470	338	(149)
Income tax provision	$5,072	$389	$7,860

At December 31, 2018, our analysis is complete for amounts recorded related to the 2017 Tax Cuts and Jobs Act (the “Tax Act”). The final amount of the one-time transition tax imposed by the Tax Act was favorably adjusted by $0.2 million from the original provision provided in the December 31, 2017 financial statements. There were no other material adjustments related to the impact of the Tax Act.

Prior to the enactment of the Tax Act, the Company was indefinitely reinvested with respect to undistributed earnings of foreign subsidiaries. At December 31, 2017, the Company changed its assertion and established a deferred tax liability of $0.9 million related to foreign withholding taxes that it would incur should it repatriate these historic earnings. As of December 31, 2018, the Company had an executed letter of intent to sell the stock of the foreign subsidiaries for which it had previously reflected the $0.9 million deferred tax liability. Since the Company no longer expects to repatriate these earnings in the future and, instead, sold the stock of these foreign subsidiaries on January 17, 2019, it has fully reversed the related deferred tax liability. As a result of the Company’s

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

disposal of its interests in all foreign subsidiaries on January 17, 2019, there are no longer any undistributed earnings from foreign subsidiaries that can be indefinitely reinvested,

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019, consists of the following (in thousands):

	2020	2019

Deferred tax assets
Allowance for doubtful accounts	$3,144	$2,075
Insurance and claims reserves	20,100	21,657
Compensation and employee benefits	9,011	3,394
Net operating loss and credit carryforwards	23,850	31,983
Capital loss carryforward	4,301	4,860
Finance lease obligations	1,619	2,660
Investment in subsidiaries	572	151
Operating lease liabilities	70,861	67,860
Notes receivable reserve	2,638	2,639
Other	502	231
Valuation allowance	(6,022)	(6,393)
Total deferred tax assets	$130,576	$131,117
Deferred tax liabilities
Property and equipment	$76,128	$75,014
Intangibles	7,208	7,541
Prepaid license fees	1,324	1,011
Right of use assets	70,861	67,958
Other	217	285
Total deferred tax liabilities	$155,738	$151,809
Net deferred tax liability	$25,162	$20,692

The Company had approximately $19.5 million and $22.0 million of federal capital loss carryforwards, $21.6 million and $64.3 million of federal operating loss carryforwards, $113.7 million and $138.8 million of state operating loss carryforwards and $0.5 million and $0.5 million of state tax credit carryforwards at December 31, 2020 and 2019, respectively. Federal operating losses created after 2017 of $21.6 million do not expire and may be carried forward indefinitely. The federal credit carryforward of $13.0 million will begin to expire in the years 2031 through 2040. The state loss carryforwards of $113.7 million begin to expire in the years 2021 and forward, depending on the state and may be used to offset otherwise taxable income. State tax credit carryforwards of $0.5 million expire in the years 2021 through 2030.

The Company has a valuation allowance of $6.0 million and $6.4 million at December 31, 2020 and 2019, respectively, to offset the tax benefit of certain state operating loss carryforwards, state credit carryforwards, and federal capital loss carryforwards. The valuation allowance decreased by $0.4 million during the year ended December 31, 2020 and increased $0.6 million during the year ended December 31, 2019, due to the change in capital deferred tax assets, certain separate company state operating loss carryforwards and certain state tax credit

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

carryforwards which the Company does not currently believe it will be able to utilize before the applicable expiration date of each item.

Deferred tax valuation allowances	Balance at
	beginning of	Charges to costs	Charges to other		Balance at end
	period	and expenses	accounts	Deductions	of period
Fiscal year ended
December 31, 2018	$3,393	$5,654	$—	$3,221	$5,826
December 31, 2019	$5,826	$1,839	$—	$1,272	$6,393
December 31, 2020	$6,393	$456	$—	$827	$6,022

For the years ended December 31, 2020, 2019 and 2018, the Company had a balance of unrecognized tax benefits of $0, $0 and $0.8 million respectively, which is a component of other long-term liabilities.

	2020	2019	2018
Beginning balance	$—	$829	$5,506
Additions based on tax positions taken in prior years			829
Reductions due to settlements	—	(829)	—
Reductions as a result of a lapse of the applicable statute of limitations	—	—	(5,506)
Balance at December 31	$—	$—	$829

Interest and penalties related to uncertain tax positions are classified as income tax expense in the consolidated statement of comprehensive income. This amounted to $0, $0 and $0.1 million for 2020, 2019 and 2018, respectively.

Only tax years 2016 and forward remain subject to examination by federal and state tax jurisdictions, other than the current IRS audit.  This audit is focused on amended federal income tax returns filed for 2009-2012 and relates only to reported changes in fuel tax credits and agricultural chemicals security credits. Due to events related to this IRS exam that occurred in 2018, the Company has released the reserve related to these items.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

5.        Property and Equipment

The cost and lives at December 31, 2020 and 2019, are as follows (in thousands):

	Approximate	Cost
	Lives	2020	2019

Land and land improvements		$18,297	$15,229
Buildings and building improvements	10 − 40 years	71,550	56,008
Revenue and service equipment	3 − 15 years	622,722	645,808
Furniture and equipment	3 − 7 years	52,164	48,682
Leasehold improvements	lesser of useful life or lease terms	16,717	24,324
Computer software	1 − 7 years	114,814	90,050
		$896,264	$880,101

The Company recognized $80.4 million, $84.6 million and $85.9 million in depreciation expense in 2020, 2019 and 2018, respectively. The Company recognized $12.7 million, $3.9 million and $7.1 million of losses on the sale of equipment in 2020, 2019 and 2018, respectively, which is included in depreciation and amortization expense in the consolidated statements of comprehensive income (loss). The Company enters into finance leases for certain revenue equipment with terms ranging from 24 - 100 months. At December 31, 2020 and 2019, property and equipment included finance leases with costs of $19.2 million and $29.5 million, and accumulated amortization of $12.1 million and $15.9 million, respectively. Amortization of finance leases is also included in depreciation expense. The Company recognized $8.0 million, $4.1 million and $3.1 million of computer software amortization expense in 2020, 2019 and 2018, respectively. Accumulated amortization for computer software was $72.2 million and $64.2 million as of December 31, 2020 and 2019, respectively.

6.        Goodwill

Our U.S. Xpress and Total Transportation of Mississippi (“Total”) reporting units, both of which aggregate into our Truckload reportable segment, have goodwill with carrying amounts of $52.8 million at U.S. Xpress and $4.9 million at Total at December 31, 2020 and 2019. During the second quarter of 2020, we acquired a small business with a technology platform increasing our goodwill at our Brokerage segment by $1.5 million.

Total
Balance at December 31, 2018	$57,708
Balance at December 31, 2019	57,708
Acquisition activity	1,513
Balance at December 31, 2020	$59,221

7.        Intangible Assets

The gross amount of the customer relationships was $21.7 million as of December 31, 2020 and 2019, respectively. The Company recognized $1.7 million, $1.7 million and $1.8 million of amortization expense in 2020, 2019 and 2018, respectively and accumulated amortization was $19.5 million and $17.8 million as of December 31, 2020 and 2019, respectively. The weighted average remaining useful life for the customer relationships was 2.8 and 3.3 years at December 31, 2020 and 2019, respectively.

The gross carrying value of the indefinite lived trade names was $23.3 million as of December 31, 2020 and 2019, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

Scheduled amortization expense related to customer relationships for future years is as follows (in thousands):

Customer
Relationship
2021	1,384
2022	345
2023	345
2024	115
2025	—
Thereafter	—
$2,189

8.        Equity and Other Investments

During 2011 and 2012, the Company obtained common unit ownership interests in DriverTech, LLC (DriverTech). DriverTech is a provider of onboard computers designed for in-cab use and related software for the trucking industry. The Company owns 20.73% and certain members of management of the Company own 12.00%. The remaining 67.27% is owned by other investors. The carrying value of our investment in DriverTech was $0 at December 31, 2020 and 2019, respectively.

In conjunction with the sale of Arnold Transportation, Inc. (Arnold) to Parker Global Enterprises, Inc. (Parker), the Company received common stock representing 45% of the outstanding equity interests of Parker. The investment in Parker was accounted for under the equity method of accounting and was initially recognized at fair value of $10.4 million on January 2, 2013. The carrying amount of the Company’s investment in Parker was $0 as of December 31, 2019. In February 2020, we sold our interest in Parker to the management of Parker and recorded a loss of $2.0 million.

In April 2015, we sold our interest in XGS and received common stock representing 10% of the outstanding equity interests of XGS valued at $0.2 million, and $5.0 million preferred stock. The investment in XGS was accounted for under the equity method of accounting and was initially recognized at fair value of $5.2 million on April 13, 2015. In December 2018, the Company’s residual 10% investment along with our preferred stock was extinguished and we recognized an impairment charge of $0.9 million.

In December 2020, we invested $5.0 million in TuSimple, a self-driving technology company. The investment is included in other assets in the accompanying consolidated balance sheets.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

9.       Long-Term Debt

Long-term debt at December 31, 2020 and 2019 consists of the following (in thousands):

	December 31, 2020	December 31, 2019
Line of credit, maturing January 2025	$—	$—
Term loan agreement, interest rate of 4.3% at December 31, 2019, terminated January 2020	—	150,000
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.0% and 4.7% at December 31, 2020 and December 31, 2019, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $317.2 million and $220.4 million at December 31, 2020 and December 31, 2019	315,163	208,252
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at December 31, 2020 and December 31, 2019 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $31.8 million and $20.2 million at December 31, 2020 and December 31, 2019	25,977	17,776
Other	11,245	8,795
	352,385	384,823
Less: Debt issuance costs	(314)	(1,223)
Less: Current maturities of long-term debt	(99,955)	(75,596)
	$252,116	$308,004

Credit Facilities

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

The Credit Facility is a five-year facility scheduled to terminate on January 28, 2025.  Borrowings under the Credit Facility are classified as either “base rate loans” or “eurodollar rate loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) LIBOR plus 1.00% plus an applicable margin that was set at 0.50% through June 30, 2020 and adjusted quarterly thereafter between 0.25% and 0.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  Eurodollar rate loans accrue interest at LIBOR plus an applicable margin that was set at 1.50% through June 30, 2020 and adjusted quarterly thereafter between 1.25% and 1.75% based on the ratio of the daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  The Credit Facility includes, within its $250.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $75.0 million and a swingline sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, excluding, among other things, any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of December 31, 2020, there was no fixed charge coverage ratio requirement.

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

At December 31, 2020, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $0 borrowings outstanding and $169.8 million available to borrow.

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

Debt Maturities

As of December 31, 2020, the scheduled principal payments of long-term debt, excluding unamortized discount and debt issuance costs and finance leases are as follows (in thousands):

2021	$99,955
2022	69,425
2023	81,660
2024	56,109
2025	13,724
Thereafter	31,512
$352,385

10.       Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	December 31, 2020	December 31, 2019
Assets
Operating	Operating lease right-of-use assets	$287,251	$276,618
Finance	Property and equipment, net	7,113	13,641
Total leased assets		$294,364	$290,259

Liabilities
Current
Operating	Current portion of operating lease liabilities	$78,193	$69,866
Finance	Current maturities of long-term debt and finance leases	3,735	4,651
Noncurrent
Operating	Noncurrent operating lease liabilities	209,311	206,357
Finance	Long-term debt and finance leases, net of current maturities	2,857	6,570
Total lease liabilities		$294,096	$287,444

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Year Ended
		December 31,
Lease Cost	Classification	2020	2019
Operating lease cost	Vehicle rents and General and other operating	$86,847	$81,467
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	1,751	3,102
Interest on lease liabilities	Interest expense	518	1,093
Short-term lease cost	Vehicle rents and General and other operating	7,949	4,111
Total lease cost		$97,065	$89,773

	Year Ended
	December 31,
Cash Flow Information	2020	2019
Cash paid for operating leases included in operating activities	$86,847	$81,467
Cash paid for finance leases included in operating activities	$518	$1,093
Cash paid for finance leases included in financing activities	$4,632	$9,049

Operating lease right-of-use assets obtained in exchange for lease obligations	$93,042	$170,855
Operating lease right-of-use assets and liabilities relieved in conjunction with divesture of Xpress Internacional	$—	$2,018

Noncash lease expense was $87.5 million and $81.1 million during 2020 and 2019, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

	December 31, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.1%
Finance leases	2.8	5.4%

	December 31, 2019
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.4%
Finance leases	3.3	5.4%

As of December 31, 2020, future maturities of lease liabilities were as follows (in thousands):

	December 31, 2020
	Finance	Operating
2021	$4,081	$87,842
2022	1,423	77,660
2023	1,423	62,021
2024	296	32,797
2025	—	16,940
Thereafter	—	44,196
	7,223	321,456
Less: Amount representing interest	(631)	(33,952)
Total	$6,592	$287,504

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

Rental expense under noncancelable operating leases during 2018 was approximately $78.5 million. Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $117.3 million at December 31, 2020. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

11.       Related-Party Transactions

The Company had a $25.5 million note payable to a limited liability company controlled by certain officers of the Company as of December 31, 2017. The Company repaid the note in the amount of $26.6 million which included paid in kind interest of $8.6 million as of June 2018.

The Company leased a terminal facility from entities owned by the two principal stockholders of New Mountain Lake and their respective family trusts. The lease agreement was set to expire in 2020. Rent expense of approximately $0.5 million was recognized in connection with these leases during 2018. In June 2018, the Company purchased the terminal facility for $7.5 million with proceeds from the offering.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

The Company and two principal stockholders of the Company collectively own 32.73% of the outstanding stock of DriverTech. Total payments by the Company to this provider were $2.2 million, $2.4 million and $1.5 million in 2020, 2019 and 2018, respectively, primarily for communications hardware. This product is designed specifically for in-cab use on a Windows platform to enhance communications with the driver.

In connection with the sale of Arnold to Parker, the Company entered into a number of agreements with Parker. Under the Transition Services Agreement, the Company agreed to perform certain services for Parker, such as accounting, payroll, human resources, information technology and others. Parker paid the Company approximately $0.2 million and $0.2 million under this agreement during 2019 and 2018, respectively.

The Company entered into a ten-year lease with Arnold for the use of real property located in Grand Prairie, Texas. Arnold paid the Company approximately $0.4 million and $0.4 million under these agreements during 2019 and 2018, respectively.

During 2019, the Company converted $5.0 million in trade receivables to a promissory note and under the note advanced an additional $2.0 million. In the fourth quarter of 2019, Company recorded a $6.8 million impairment charge as the collectability of the note was remote. At December 31, 2019, $0.2 million was due from Arnold and was included in other receivables in the accompanying consolidated balance sheets. During the first quarter of 2020, the Company sold its interest in Arnold and recorded a $2.0 million loss on sale.

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 26 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or to pay premium pay for failure to provide such breaks under California law. The Ninth Circuit Court of Appeals recently upheld the administrative ruling that formed the basis for the district court’s ruling. The parties also filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court recently issued

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

it ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. We anticipate the appeal will be fully-briefed by approximately the end of February 2021.The parties have agreed to request the district court to stay the trial presently scheduled for February 16, 2021 until after the appeal is decided. The parties are currently engaged in expert discovery while the appeal is ongoing. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

As to the Tennessee State Court Cases, two of five complaints were voluntarily dismissed and the remaining three were consolidated with a Consolidated Amended Class Action Complaint (the “Consolidated State Court Complaint”) filed on May 10, 2019 in the Circuit Court of Hamilton County, Tennessee against the Company, five of our current and former officers or directors, and the seven underwriters who participated in our June 2018 initial public offering (“IPO”), alleging violations of Sections 11, 12(a)(2)  and 15 of the Securities Act of 1933 (the “Securities Act”). The putative class action lawsuit is based on allegations that the Company made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO. The lawsuit is purportedly brought on behalf of a putative class of all persons or entities who purchased or otherwise acquired the Company’s Class A common stock pursuant and/or traceable to the IPO, and seeks, among other things, compensatory damages, costs and expenses (including attorneys’ fees) on behalf of the putative class.

On June 28, 2019, the defendants filed a Motion to Dismiss the Tennessee State Court Cases for failure to allege facts sufficient to support a violation of Section 11, 12 or 15 of the Securities Act. On November 13, 2020, the court presiding over the Tennessee State Court Cases entered an order, granting in part and denying in part the defendants’ Motions to Dismiss the Consolidated State Court Complaint. The court held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Consolidated State Court Complaint. The court, however, held that the Consolidated State Court Complaint sufficiently alleged violations of the Securities Act with respect to one statement from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statement deemed sufficient to support a Securities Act claim when assuming the truth of the plaintiffs’ allegations. The Tennessee State Court Cases are currently in discovery.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

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

On June 30, 2020, the court presiding over the Federal Court Cases issued its ruling granting in part and denying in part the defendants’ Motions to Dismiss the Amended Federal Complaint. The court dismissed entirely the plaintiffs’ claims for alleged violations of the Exchange Act and further held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Amended Federal Complaint. The court, however, held that the Federal Amended Complaint sufficiently alleged violations of the Securities Act with respect to two statements from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statements deemed sufficient to support a Securities Act claim when assuming the truth of the plaintiffs’ allegations. The Federal Court Cases are currently in discovery. On September 11, 2020, the plaintiffs filed a Motion for Class Certification, which remains pending.

As to the New York State Case, on March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. On December 18, 2020, defendants filed a Motion to Dismiss or Stay the New York State Case both on the merits and in deference to the pending actions in Tennessee. Plaintiff in the New York State Case has agreed to stay the action through the earlier of denial of class certification or final judgment in both Tennessee actions. The parties are working to document the agreed stay.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. We filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied Plaintiff’s petition. The plaintiff initiated arbitration on the claims on December 16, 2020. There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint are without merit and intend to defend ourselves vigorously against the complaints relating to such actions.

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

The Company has letters of credit of $28.1 million outstanding as of December 31, 2020. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at December 31, 2020 to acquire revenue equipment and other equipment for approximately $121.2 million in 2021. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity from June 13, 2018 to December 31, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at June 13, 2018	—	$—
Granted	287,232	14.30
Vested	—	—
Forfeited	(16,490)	16.00
Unvested at December 31, 2018	270,742	$14.20
Granted	902,285	7.53
Vested	(125,621)	11.42
Forfeited	(139,318)	9.17
Unvested at December 31, 2019	908,088	$8.73
Granted	1,024,557	5.05
Vested	(233,604)	8.85
Forfeited	(183,165)	6.82
Unvested at December 31, 2020	1,515,876	$6.50

Service based restricted stock grants vest over periods of one to five years and account for 1,267,876 of the unvested shares. Performance based awards account for 248,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $2.8 million, $2.2 million and $1.0 million during 2020, 2019 and 2018, respectively. The Company recognized compensation expense of $0.6 million related to performance awards during 2020. At December 31, 2020, the Company had $5.6 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.6 years.

The following is a summary of the Incentive Plan stock option activity from June 13, 2018 to December 31, 2020:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at June 13, 2018	—	$—
Granted	192,203	6.09
Forfeited/Canceled	(14,943)	6.09
Unvested at December 31, 2018	177,260	$6.09
Granted	244,785	4.41
Vested	(44,312)	6.09
Forfeited/Canceled	(18,474)	6.09
Unvested at December 31, 2019	359,259	$4.95
Granted	—	—
Vested	(87,476)	5.05
Forfeited/Canceled	(68,026)	4.78
Unvested at December 31, 2020	203,757	$4.96

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.3 million, $0.6 million and $0.3 million during 2020, 2019 and 2018,

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

respectively. The fair value of the stock option grant in 2019 and 2018 was estimated using the Black-Scholes method as of the grant date using the following assumptions:

	2019	2018
Strike price	$9.40	$16.00
Risk-free interest rate	2.50%	2.91%
Expected dividend yield	0%	0%
Expected volatility	45.65%	32.67%
Expected term (in years)	6.25	6.25

At December 31, 2020, the Company had $0.6 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 1.8 years. As of December 31, 2020, 120,644 options were exercisable with a weighted exercise price of $13.03 and a weighted remaining contractual life of 7.8 years.

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

The following is a summary of the Company’s SARS activity for 2018:

	Number of	Grant Date
	Units	Exercise Price
Outstanding at December 31, 2017	65,250	$9.95
Granted	—	—
Exercised	(63,250)	9.95
Canceled or expired	(2,000)	$9.95
Outstanding at December 31, 2018	—	—

The Company recognized compensation expense of $3.4 million during 2018.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

of the holder during a specified period each year and under certain circumstances after termination. These equity instruments were redeemable at fair value and were classified as temporary equity on the 2017 consolidated balance sheets in accordance with ASC 480.

As part of the Reorganization (see Note 1), all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion, the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for 2020, 2019 and 2018:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2017	446,000	$9.14
Granted	—	—
Vested-pre IPO	(105,307)	7.74
Forfeited-pre IPO	(6,667)	7.52
Unvested at June 13, 2018	334,026	9.62
Conversion in connection with IPO	4.6666667
Unvested-post IPO	1,558,787	2.06
Vested-post IPO	(144,667)	2.67
Forfeited-post IPO	(12,446)	1.99
Unvested at December 31, 2018	1,401,674	$2.00
Vested	(454,893)	1.70
Forfeited	(103,893)	2.15
Unvested at December 31, 2019	842,888	$2.14
Vested	(217,858)	2.11
Forfeited	—	—
Unvested at December 31, 2020	625,030	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.4 million, $0.5 million and $0.9 million during 2020, 2019 and 2018, respectively. At December 31, 2020, the Company had approximately $1.1 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 3.2 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance of under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The first offering period commenced on January 1, 2019 and we recognized compensation expense of $0.3 million and $0.2 million during 2020 and 2019, respectively, associated with the plan. The employees purchased 196,471 and 79,940 shares of the Company’s Class A common stock during 2020 and 2019, respectively.

14.       Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The Plan

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

provides for discretionary matching contributions by the Company. Participants are 100% vested in participant contributions. The Company recognized $2.8 million, $2.3 million and $1.7 million in expense under this employee benefit plan each year for 2020, 2019 and 2018, respectively.

The Company has a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can defer up to 85% of their base salary and up to 100% of their bonus for the year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. The total liability under the deferred compensation plan was $3.5 million and $3.3 million as of December 31, 2020 and 2019, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company purchased life insurance policies to fund the future liability. The life insurance policies had a value of $3.1 million and $2.8 million as of December 31, 2020 and 2019, respectively and are included in other assets in the consolidated balance sheets. During 2018, the Company recorded a death benefit gain of $4.0 million for one of its insured.

15.       Fair Value Measurements

The carrying values of cash and cash equivalents, customer and other receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2020, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair average interest rate on these notes approximates the market rate for similar debt.

16.      Income (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 614,143, 2,148,390 and 448,002 equity awards from our diluted shares for the years ended December 31, 2020, 2019 and 2018, respectively as inclusion would be anti-dilutive.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

The basic and diluted earnings per share calculations for the years ended December 31, 2020, 2019 and 2018, respectively, are presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator - Basic
Net income (loss)	$17,632	$(3,043)	$26,106
Net income (loss) attributable to noncontrolling interest	(920)	604	1,207
Net income (loss) attributable to common stockholders	$18,552	$(3,647)	$24,899

Numerator - Dilutive
Net income (loss)	$17,632	$(3,043)	$26,106
Net income (loss) attributable to noncontrolling interest	(69)	604	1,207
Net income (loss) attributable to common stockholders	$17,701	$(3,647)	$24,899

Basic weighted average of outstanding shares of common stock	49,528	48,788	29,470
Dilutive effect of equity awards	826	—	663
Dilutive effect of assumed subsidiary share conversion	320	—	—
Diluted weighted average of outstanding shares of common stock	50,674	48,788	30,133

Basic earnings (loss) per share	$0.37	$(0.07)	$0.84
Diluted earnings (loss) per share	$0.35	$(0.07)	$0.83

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

The following table summarizes our segment information (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenues
Truckload	$1,513,276	$1,521,494	$1,562,098
Brokerage	228,825	185,867	242,817
Total Operating Revenue	$1,742,101	$1,707,361	$1,804,915

Operating Income
Truckload	$56,267	$24,071	$69,088
Brokerage	(12,716)	1,999	9,818
Total Operating Income	$43,551	$26,070	$78,906

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker (CODM) for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducts business is summarized below (in thousands) as of and for the years ended December 31, 2020, 2019 and 2018. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Year Ended December 31,
	2020	2019	2018
Revenues
United States	$1,742,101	$1,704,989	$1,751,556
Foreign countries
Mexico	—	2,372	53,359
Total	$1,742,101	$1,707,361	$1,804,915

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreement with accountants on accounting or financial disclosure during our two most recent fiscal years.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2020.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

As previously disclosed in Item 9A of our 2019 Annual report on Form 10-K,  we identified a material weakness in the design of controls over information general computer controls with respect to program development, change management, computer operation, and user access to programs and data, that existed as of December 31, 2019. During 2019, we implemented new or enhanced existing controls governing program development, change management, computer operations, and user access to programs and data. However, additional time was needed to demonstrate the sustainability and effectiveness of the established controls before concluding on remediation. During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented information general computer controls and found them to be effective. As a result, we have concluded the material weakness has been remediated as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2020 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2020, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated March 2, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 2, 2021

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions “Proposal 1 – Election of Directors – Nominees for Directorships”, “Corporate Governance – Our Executive Officers”, “Corporate Governance – Code of Conduct and Ethics,”  “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee” and “Corporate Governance – Delinquent Section 16(a) Reports” in our Proxy Statement for the 2020 annual meeting of stockholders, which will be filed with the SEC in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”); provided, that the section entitled “Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee” contained in the Proxy Statement is not incorporated by reference.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2020, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	1,985,290	(1)	$12.10	(2)	7,834,377	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	1,985,290		$12.10		7,834,377
(1)

Represents 145,013 shares of Class A common stock underlying unvested Class A RSUs granted under our Restricted Membership Units Plan (the “RMUP”) prior to the IPO and 1,087,691 shares of Class A common stock underlying unvested Class A RSUs, 752,586 shares of Class A common stock underlying unvested Class A restricted stock awards and 324,401 shares of Class A common stock underlying unexercised Class A options granted under our 2018 Omnibus Incentive Plan (the “Incentive Plan”).

(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and restricted stock awards, since they have no exercise price.
(3)

Includes 5,810,788 Class A shares available for issuance under the Incentive Plan and 2,023,589 Class A shares available for issuance under our Employee Stock Purchase Plan of which 109,020 were subsequently issued on January 2, 2021.

The following table provides certain information, as of December 31, 2020, with respect to our compensation plans and other arrangements under which shares of our Class B common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	480,017	(1)	$—	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Total	480,017		$—		—
(1)	Represents unvested Class B RSUs granted under the RMUP prior to the IPO.
(2)	There is no weighted-average exercise price since RSUs have no exercise price.

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

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	All Financial Statements.

	Our audited consolidated financial statements are set forth at the following pages of this report:
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets	53
	Consolidated Statements of Comprehensive Income (Loss)	54
	Consolidated Statements of Stockholders' Equity (Deficit)	55
	Consolidated Statements of Cash Flows	56
	Notes to Consolidated Financial Statements	57

2.	Financial Statement Schedules.

	Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

[Exhibit Number	Exhibit Description

3.1

Third Amended and Restated Articles of Incorporation of U.S. Xpress Enterprises, Inc. (incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K (File No. 001-38528) filed on June 2, 2020).

3.2

Third Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc., (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K (File No. 001-38528) filed on June 2, 2020).

4.1#	Description of the Registrant’s Securities
10.1*

U.S. Xpress Enterprises, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Incorporated by reference to Appendix B to the Company's Definitive Proxy Statement (File No. 001-38528)  filed on April 17, 2020).

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

10.9*

Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Robert Pischke (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 6, 2020).

10.10*

Employment and Noncompetition Agreement between U.S. Xpress Enterprises, Inc. and Cameron Ramsdell (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 6, 2020).

10.11*	Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.5 filed with the Company’s Registration Statement on Form S-1 (File No. 333-224711) filed on May 7, 2018).
10.12*

Salary Continuation Agreement between U.S. Xpress Enterprises and Patrick E. Quinn, dated March 21, 2008 (incorporated by reference to Exhibit 10.27 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on May 23, 2018).

10.13*

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

[Exhibit Number	Exhibit Description

10.17*

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

10.21*

First Amendment to the New Mountain Lake Holdings, LLC Restricted Membership Units Plan, dated as of June 8, 2018 (incorporated by reference to Exhibit 10.36 filed with the Company’s Registration Statement on Form S-1/A (File No. 333-224711) filed on June 11, 2018).

10.22*	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 7, 2019).
10.23

Credit Agreement, dated as of January 28, 2020, by and among the U.S. Xpress Enterprises, Inc., U. S. Xpress, Inc., Xpress Shell, Inc., U. S. Xpress Leasing, Inc., Total Logistics, Inc., Associated Developments, LLC, and Total Transportation of Mississippi LLC as Borrowers, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent, Swingline Lender, and L/C Issuer (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 6, 2020).

10.24

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

10.26

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

21.1#	Subsidiaries of U.S. Xpress Enterprises, Inc.
23.1#	Consent of Grant Thornton, LLP, independent registered public accounting firm
23.2#	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Principal Executive Officer

[Exhibit Number	Exhibit Description

31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Chief Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

References:

*	Management contract or compensatory plan or arrangement.
#	Filed herewith.
##	Furnished herewith.

ITEM 16.           FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: March 2, 2021	By:	/s/ Eric Fuller
Eric Fuller
President and Chief Executive Officer in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Eric Fuller	March 2, 2021
Eric Fuller
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Eric Peterson	March 2, 2021
Eric Peterson
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Jason Grear	March 2, 2021
Jason Grear
Chief Accounting Officer (Principal Accounting Officer)

/s/ Max Fuller	March 2, 2021
Max Fuller
Director

/s/ Jon Beizer	March 2, 2021
Jon Beizer
Director

/s/ Edward Braman	March 2, 2021
Edward Braman
Director

/s/ Jennifer Buckner	March 2, 2021
Jennifer Buckner
Director

/s/ Michael Ducker	March 2, 2021
Michael Ducker
Director
/s/ Dennis Nash	March 2, 2021
Dennis Nash
Director

/s/ John Rickel	March 2, 2021
John Rickel
Director