Form 10-Q
period 2021-03-31
US XPRESS ENTERPRISES INC
filed 2021-04-30
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date April 26, 2021.

Class A Common Stock, $0.01 par value: 34,553,577

Class B Common Stock, $0.01 par value: 15,687,089

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

	March 31,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$4,368	$5,505
Customer receivables, net of allowance of $153 and $157 at March 31, 2021 and December 31, 2020, respectively	214,601	189,869
Other receivables	17,550	19,203
Prepaid insurance and licenses	17,736	14,265
Operating supplies	10,165	8,953
Assets held for sale	16,040	12,382
Other current assets	18,015	16,263
Total current assets	298,475	266,440
Property and equipment, at cost	894,774	896,264
Less accumulated depreciation and amortization	(416,550)	(394,603)
Net property and equipment	478,224	501,661
Other assets
Operating lease right of use assets	271,175	287,251
Goodwill	59,221	59,221
Intangible assets, net	25,125	25,513
Other	39,420	39,504
Total other assets	394,941	411,489
Total assets	$1,171,640	$1,179,590
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$96,548	$83,621
Book overdraft	2,584	—
Accrued wages and benefits	41,789	40,095
Claims and insurance accruals, current	51,238	47,667
Other accrued liabilities	5,731	5,986
Current portion of operating lease liabilities	76,397	78,193
Current maturities of long-term debt and finance leases	91,224	103,690
Total current liabilities	365,511	359,252
Long-term debt and finance leases, net of current maturities	251,056	255,287
Less unamortized discount and debt issuance costs	(393)	(314)
Net long-term debt and finance leases	250,663	254,973
Deferred income taxes	26,403	25,162
Other long-term liabilities	14,652	14,615
Claims and insurance accruals, long-term	53,680	55,420
Noncurrent operating lease liabilities	195,456	209,311
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively, 34,541,507 and 33,981,185 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	345	340
Common stock Class B, $.01 par value, 35,000,000 authorized at March 31, 2021 and December 31, 2020, respectively, 15,687,089 and 15,647,095 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	157	157
Additional paid-in capital	263,090	261,338
Retained earnings (deficit)	108	(2,430)
Stockholders' equity	263,700	259,405
Noncontrolling interest	1,575	1,452
Total stockholders' equity	265,275	260,857
Total liabilities and stockholders' equity	$1,171,640	$1,179,590

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2021	2020
Operating revenue
Revenue, before fuel surcharge	$417,641	$392,820
Fuel surcharge	33,119	39,748
Total operating revenue	450,760	432,568
Operating expenses
Salaries, wages, and benefits	142,003	135,378
Fuel and fuel taxes	40,404	40,207
Vehicle rents	21,463	21,877
Depreciation and amortization, net of (gain) loss on sale of property	22,382	25,803
Purchased transportation	141,661	129,754
Operating expenses and supplies	32,515	35,730
Insurance premiums and claims	21,777	26,023
Operating taxes and licenses	3,269	3,677
Communications and utilities	2,388	2,452
General and other operating expenses	14,900	15,335
Total operating expenses	442,762	436,236
Operating income (loss)	7,998	(3,668)
Other expense
Interest expense, net	3,687	5,421
Other, net	—	2,000
	3,687	7,421
Income (loss) before income tax provision	4,311	(11,089)
Income tax provision (benefit)	1,650	(1,857)
Net total and comprehensive income (loss)	2,661	(9,232)
Net total and comprehensive income (loss) attributable to noncontrolling interest	123	(16)
Net total and comprehensive income (loss) attributable to controlling interest	$2,538	$(9,216)
Earnings (loss) per share
Basic earnings (loss) per share	$0.05	$(0.19)
Basic weighted average shares outstanding	49,975	49,217
Diluted earnings (loss) per share	$0.05	$(0.19)
Diluted weighted average shares outstanding	51,524	49,217

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Operating activities
Net income (loss)	$2,661	$(9,232)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	1,241	(1,882)
Depreciation and amortization	20,777	22,597
Losses on sale of equipment	1,605	3,206
Share based compensation	2,134	836
Other	184	2,652
Changes in operating assets and liabilities:
Receivables	(23,448)	(3,183)
Prepaid insurance and licenses	(3,471)	(5,784)
Operating supplies	(1,178)	(151)
Other assets	(1,337)	386
Accounts payable and other accrued liabilities	14,459	8,788
Accrued wages and benefits	1,694	1,845
Net cash provided by operating activities	15,321	20,078
Investing activities
Payments for purchases of property and equipment	(21,974)	(76,761)
Proceeds from sales of property and equipment	19,955	9,650
Other	—	(2,000)
Net cash used in investing activities	(2,019)	(69,111)
Financing activities
Borrowings under lines of credit	47,600	147,654
Payments under lines of credit	(34,400)	(70,654)
Borrowings under long-term debt	12,288	142,644
Payments of long-term debt and finance leases	(42,185)	(171,266)
Payments of financing costs	(100)	(1,255)
Payments of long-term consideration for business acquisition	—	(1,000)
Tax withholding related to net share settlement of restricted stock awards	(915)	(91)
Proceeds from issuance of common stock under ESPP	538	420
Proceeds from long-term consideration for sale of subsidiary	151	144
Book overdraft	2,584	2,376
Net cash (used in) provided by financing activities	(14,439)	48,972
Net change in cash and cash equivalents	(1,137)	(61)
Cash and cash equivalents
Beginning of year	5,505	5,687
End of period	$4,368	$5,626
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,497	$4,215
Cash paid (refunded) during the year for income taxes	(166)	243
Supplemental disclosure of significant noncash investing and financing activities
Property and equipment amounts accrued in accounts payable	1,204	2,397

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2021 and 2020

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857
Share based compensation	—	—	2,134	—	—	2,134
Vesting of restricted units	3	1	(919)	—	—	(915)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	1	—	537	—	—	538
Net income	—	—	—	2,538	123	2,661
Balances at March 31, 2021	$345	$157	$263,090	$108	$1,575	$265,275

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	836	—	—	836
Vesting of restricted units	1	1	(93)	—	—	(91)
Issuance of common stock under ESPP	1	—	419	—	—	420
Net loss	—	—	—	(9,216)	(16)	(9,232)
Balances at March 31, 2020	$335	$158	$251,862	$(30,198)	$612	$222,769

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2021

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The reclassification consisted primarily of $5.9 million of largely driver expenses reclassified from General and other expenses to Operating expenses and supplies for the quarter ended March 31, 2020. These reclassifications had no effect on previously issued Total operating expenses, Operating loss, or Net total and comprehensive loss.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, which modifies Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes. We adopted ASU 2019-12 effective January 1, 2021 and the application of this guidance did not have a material impact on our financial statements.

3.        Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2021 is based on the estimated annual effective tax rate for the year, plus discrete items, while the provision for income taxes for the three months ended March 31, 2020 is based on the actual effective tax rate for the year to date. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Income (loss) before income tax provision (benefit)	$4,311	$(11,089)
Income tax provision (benefit)	1,650	(1,857)
Effective tax rate	38.3%	16.7%

The difference between the Company’s effective tax rate for the three months ended March 31, 2021 and 2020 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), and a net increase in valuation allowances.

4.        Investments

Subsequent Event

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we have elected the fair value option to account for this investment we will adjust our investment to the new fair value beginning the second quarter of 2021 with changes recorded as an unrealized gain on equity securities in the condensed consolidated statements of comprehensive income (loss).

5.        Long-Term Debt

Long-term debt at March 31, 2021 and December 31, 2020 consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Line of credit, maturing January 2025	$13,200	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.0% and 4.0% at March 31, 2021 and December 31, 2020, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $293.9 million and $317.2 million at March 31, 2021 and December 31, 2020	290,937	315,163
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at March 31, 2021 and December 31, 2020 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $31.4 million and $31.8 million at March 31, 2021 and December 31, 2020	25,637	25,977
Other	6,406	11,245
	336,180	352,385
Less: Debt issuance costs	(393)	(314)
Less: Current maturities of long-term debt	(87,682)	(99,955)
	$248,105	$252,116

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of March 31, 2021, there was no fixed charge coverage ratio requirement.

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

At March 31, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $13.2 million in borrowings outstanding and $162.1 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 15 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	March 31, 2021
Assets
Operating	Operating lease right-of-use assets	$271,175
Finance	Property and equipment, net	6,523
Total leased assets		$277,698

Liabilities
Current
Operating	Current portion of operating lease liabilities	$76,397
Finance	Current maturities of long-term debt and finance leases	3,542
Noncurrent
Operating	Noncurrent operating lease liabilities	195,456
Finance	Long-term debt and finance leases, net of current maturities	2,558
Total lease liabilities		$277,953

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended
		March 31,
Lease Cost	Classification	2021	2020
Operating lease cost	Vehicle rents and General and other operating	$23,091	$21,915
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	428	438
Interest on lease liabilities	Interest expense	108	173
Short-term lease cost	Vehicle rents and General and other operating	1,343	2,018
Total lease cost		$24,970	$24,544

	Three Months Ended
	March 31,
Cash Flow Information	2021	2020
Cash paid for operating leases included in operating activities	$23,091	$21,915
Cash paid for finance leases included in operating activities	$108	$173
Cash paid for finance leases included in financing activities	$490	$2,741

Operating lease right-of-use assets obtained in exchange for lease obligations	$3,233	$30,406

Noncash lease expense was $23.5 million and $21.9 million during the three months ended March 31, 2021 and 2020, respectively.

	March 31, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.0%
Finance leases	2.7	5.5%

	March 31, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.3%
Finance leases	3.2	5.4%

As of March 31, 2021, future maturities of lease liabilities were as follows (in thousands):

	March 31, 2021
	Finance	Operating
2021	$3,482	$65,413
2022	1,423	78,579
2023	1,423	62,982
2024	296	33,751
2025	—	17,444
Thereafter	—	45,250
	6,624	303,419
Less: Amount representing interest	(524)	(31,566)
Total	$6,100	$271,853

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 26 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or to pay premium pay for failure to provide such breaks under California law. The Ninth Circuit Court of Appeals recently upheld the administrative ruling that formed the basis for the district court’s ruling. The parties also filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court recently issued its ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. The appeal is fully-briefed, and the Ninth Circuit set June 10, 2021 as the date for oral argument on the appeal. The district court stayed the trial that had been  scheduled to start on February 16, 2021. It will be reset after the appeal is decided. The parties are currently engaged in expert discovery while the appeal is ongoing. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

As to the Federal Court Cases, the operative amended complaint was filed on October 8, 2019 (“Amended Federal Complaint”), which named the same defendants as the Tennessee State Court Cases. The Amended Federal Complaint is made on behalf of a putative class. In addition to claims for alleged violations of Section 11 and 15 of the Securities Act, the Amended Federal Complaint alleges violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) against the Company, its Chief Executive Officer and its Chief Financial Officer. On December 23, 2019, the defendants filed a Motion to Dismiss the Amended Federal Complaint in its entirety for failure to allege facts sufficient to state a claim under either the Securities Act or the Exchange Act. The plaintiffs filed their Opposition to that Motion on March 9, 2020, and the defendants filed their Reply brief on April 23, 2020.

On June 30, 2020, the court presiding over the Federal Court Cases issued its ruling granting in part and denying in part the defendants’ Motions to Dismiss the Amended Federal Complaint. The court dismissed entirely the plaintiffs’ claims for alleged violations of the Exchange Act and further held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Amended Federal Complaint. The court, however, held that the Federal Amended Complaint sufficiently alleged violations of the Securities Act with respect to two statements from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statements deemed sufficient to support a Securities Act claim when assuming the truth of the plaintiffs’ allegations. On February 12, 2021, the Court granted plaintiffs’ Motion for Class Certification and certified a class consisting of all persons or entities who purchased or otherwise acquired USX stock pursuant to and/or traceable to the IPO and who were damaged thereby. The Federal Court Cases are currently in discovery.

As to the New York State Case, on March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. On December 18, 2020, defendants filed a Motion to Dismiss or Stay the New York State Case both on the merits and in deference to the pending actions in Tennessee. On March 5, 2021, the court residing over the New York State Case dismissed the case. Plaintiff has filed a notice of appeal and a motion to vacate the dismissal, which remain pending.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. We filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied Plaintiff’s petition. The plaintiff initiated arbitration on the claims on December 16, 2020. On March 25, 2021, the arbitrator issued a scheduling order, setting a final arbitration hearing for June 6, 2022.There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint and demand are without merit and intend to defend ourselves vigorously in this matter.

On June 25, 2020, a second putative collective and class action complaint was filed against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. in the U.S. District Court for the Eastern District of Tennessee. The putative class and collective action includes all current and former over-the-road truck drivers classified as independent contractors who performed work for the Company during the applicable statute of limitations. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees subject to the FLSA. The complaint alleges that U.S. Xpress, Inc.’s pay practices for the putative collective and class members violated the minimum wage provisions of the FLSA for the period from June 25, 2017 to the present. The complaint further alleges that we failed to pay the plaintiff and members of the class for all miles they drove and breached the contract between the parties and that we were unjustly enriched as a result of the foregoing allegations. The plaintiff agreed to submit his claims to individual arbitration and filed an arbitration demand on July 31, 2020. The parties agreed to settle the matter, for a nominal amount and  are working to finalize the settlement agreement and to seek court approval of the settlement. The parties will also ask the court to dismiss the case, with prejudice. The Company continues to deny the allegations made in the complaint and demand.

Other

The Company had letters of credit of $28.1 million outstanding as of March 31, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at March 31, 2021 to acquire revenue equipment and other equipment for approximately $104.6 million during the remainder of 2021. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the three months ended March 31, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2020	1,515,876	$6.50
Granted	831,021	9.27
Vested	(445,187)	7.10
Forfeited	(35,624)	6.98
Unvested at March 31, 2021	1,866,086	$7.61

Service based restricted stock grants vest over periods of one to five years and account for 1,667,086 of the unvested shares. Performance based awards account for 199,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. During the three months ended March 31, 2021, the Company recognized $0.3 million in compensation expense related to performance based awards. The Company recognized compensation expense related to service based awards of $1.5 million and $0.6 million during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company had $11.5 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.3 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2020 to March 31, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2020	203,757	$4.96
Granted	—	—
Vested	(45,804)	4.41
Forfeited/Canceled	—	—
Unvested at March 31, 2021	157,953	$5.12

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.0 million during the three months ended March 31, 2021 and 2020, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At March 31, 2021, the Company had $0.5 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 1.5 years. As of March 31, 2021, 157,945 options were exercisable with a weighted average exercise price of $12.17 and a weighted average remaining contractual life of 7.9 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for the three months ended March 31, 2021:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2020	625,030	$2.15
Vested	(153,323)	2.15
Unvested at March 31, 2021	471,707	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, the Company had approximately $1.0 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 2.9 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 1,055,996 and 2,704,772 equity awards for the three months ended March 31, 2021 and 2020, respectively as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three months ended March 31, 2021 and 2020, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Numerator - Basic
Net income (loss)	$2,661	$(9,232)
Net income (loss) attributable to noncontrolling interest	123	(16)
Net income (loss) attributable to common stockholder	$2,538	$(9,216)

Numerator - Dilutive
Net income (loss)	$2,661	$(9,232)
Net income (loss) attributable to noncontrolling interest	(17)	(16)
Net income (loss) attributable to common stockholder	$2,678	$(9,216)

Basic weighted average of outstanding shares of common stock	49,975	49,217
Dilutive effect of equity awards	1,078	—
Dilutive effect of assumed subsidiary share conversion	471	—
Diluted weighted average of outstanding shares of common stock	51,524	49,217

Basic earnings (loss) per share	$0.05	$(0.19)
Diluted earnings (loss) per share	$0.05	$(0.19)

10.      Segment Information

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

The following table summarizes our segment information (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Revenues
Truckload	$368,920	$382,092
Brokerage	81,840	50,476
Total Operating Revenue	$450,760	$432,568

Operating Income
Truckload	$6,728	$1,200
Brokerage	1,270	(4,868)
Total Operating Income (Loss)	$7,998	$(3,668)

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, our strategic initiatives, our ability to profitably scale Variant, as well as our Dedicated service offering and our Brokerage segment, future customer relationships, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fleet size and management, the market value of used equipment, including gain on sale, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, and the anticipated effect of the COVID-19 pandemic, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.7 billion in total operating revenue in 2020. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based truck brokerage network. As of March 31, 2021, our fleet consisted of approximately 6,350 tractors and approximately 13,000 trailers, including approximately 1,600 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain underperforming portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order. During 2020 and the first quarter of 2021, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents, improve our customers’ and drivers’ satisfaction, and lower our costs.

We intend to continue successfully developing and implementing these digital initiatives that we believe are re-engineering our Company to be a market leader in growth and profitability over the next decade. We believe the result of these initiatives will provide for a more scalable model with significantly lower costs.

Total revenue for the first quarter of 2021 increased by $18.2 million to $450.8 million as compared to the first quarter of 2020. The increase was primarily a result of a 62.1% increase in Brokerage revenue to $81.8 million, partially offset by a decrease of $6.5 million in our Truckload revenue and decreased fuel surcharge revenue of $6.6 million. Excluding the impact of fuel surcharge revenue, first quarter revenue increased $24.8 million to $417.6 million, an increase of 6.3% as compared to the prior year quarter.

Operating income for the first quarter of 2021 was $8.0 million compared to an operating loss of $3.7 million in the first quarter of 2020. We delivered a 98.2% operating ratio for the quarter which is an improvement relative to the 100.8% operating ratio reported in the first quarter of 2020. Our profitability increased largely as a result of a 9.6% increase in revenue per mile combined with lower claims expense and other costs, an increase in our Brokerage revenues and increase in gross margin to 14.0% compared to 3.7% in the prior year quarter partially offset by decreased available tractors and decreased revenue miles per by tractor per week as a result of adverse weather as compared to the prior year quarter.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. During the first quarter of 2021, we completed phase one of our plan and converted a total of 951 OTR solo trucks, with the lowest returns, to our Variant platform. Phase two of our plan will be to convert an additional 550 trucks over the balance of 2021. We remain on track to meet or exceed our goal of reaching 1,500 Variant tractors, generating approximately 25% of Truckload revenues, by the end of 2021. While the conversion will not be linear, we expect our margins to expand further over time. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

While we believe our margins will expand as we continue to convert more of our trucks to our Variant platform, we also see tremendous growth opportunity given the highly fragmented nature of the U.S. trucking market. Our Variant business model directly addresses our drivers’ frustrations as our model delivers higher utilization and pay which has directly contributed to a significant drop in turnover. We expect the growth in Variant, which continues to exceed our expectations, to begin to offset our reduction of underperforming legacy OTR tractors later in the year, with a return to fleet count growth as we exit 2021.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 67% of our Brokerage transactions digitally in the first quarter of 2021. Our digital platform is enabling our Brokerage segment to profitably scale while offering freight selectivity for Variant. As we drive more volume over our digital platform, we believe our Brokerage segment will become much more scalable and allow us to profitably drive growth as we look to the years ahead.

The Company’s expectation is for freight demand to remain strong throughout 2021 given the broader economic recovery and tailwinds that it is experiencing as a result of the Federal Government’s most recent stimulus package, which is having a notable impact. On the supply side, the market for experienced drivers remains challenging, which is keeping a lid on supply. Additionally, chip shortages and supply chain constraints are impacting new tractor builds, which is also supportive of a favorable supply-demand balance over the near term. These conditions are expected to continue to support spot market rates in excess of contract rates and a strengthening contract renewal environment through the remainder 2021. As a result, we expect contract rates up for renewal in 2021 in our OTR division to increase on average by 10-15% with the driver shortage likely extending the cycle as we believe there could be up to 200,000 fewer drivers in the market compared to 2019.

Subsequent Event

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and will be recorded at fair value beginning with the second quarter of 2021. Changes in the fair value will be recorded as unrealized gain on equity securities in the condensed consolidated statements of comprehensive income (loss).

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

Our Truckload segment requires substantial capital expenditures for purchase of new revenue equipment. We use a combination of operating leases and secured financing to acquire tractors and trailers, which we refer to as revenue equipment. When we finance revenue equipment acquisitions with operating leases, we record an operating lease right of use asset and an operating lease liability on our condensed consolidated balance sheet, and the lease payments in respect of such equipment are reflected in our condensed consolidated statement of comprehensive income (loss) in the line item “Vehicle rents.” When we finance revenue equipment acquisitions with secured financing, the asset and liability are recorded on our condensed consolidated balance sheet, and we record expense under “Depreciation and amortization” and “Interest expense.” Typically, the aggregate monthly payments are similar under operating lease financing and secured financing. We use a mix of finance leases and operating leases with individual decisions being based on competitive bids, tax projections and contractual restrictions. Because of the inverse relationship between vehicle rents and depreciation and amortization, we review both line items together.

Approximately 23.5% of our total tractor fleet was operated by independent contractors at March 31, 2021. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Revenue, before fuel surcharge	$417,641	$392,820
Fuel surcharge	33,119	39,748
Total operating revenue	$450,760	$432,568

The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes and pricing in our Brokerage segment, increased revenue per mile in our Truckload segment, increased miscellaneous revenues offset by decreased fuel surcharge revenues.

As a result of our customer mix we did not experience a decline in overall freight volumes during this COVID-19 pandemic as the majority of our customers did not shutdown. However, our spot rates did suffer a decline early in the second quarter of 2020 due to capacity from other verticals becoming available as their customer base saw a reduction in volumes.  During the third quarter of 2020, we saw spot market rates exceed contract rates for the first time in seven quarters, and we expect our contract rates up for renewal in our OTR division in 2021 to increase on average 10-15%.

A summary of our revenue generated by segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Truckload revenue, before fuel surcharge	$335,801	$342,344
Fuel surcharge	33,119	39,748
Total Truckload operating revenue	368,920	382,092
Brokerage operating revenue	81,840	50,476
Total operating revenue	$450,760	$432,568

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Over the road
Average revenue per tractor per week	$3,722	$3,463
Average revenue per mile	$2.170	$1.871
Average revenue miles per tractor per week	1,715	1,851
Average tractors	3,421	3,835
Dedicated
Average revenue per tractor per week	$4,155	$4,068
Average revenue per mile	$2.394	$2.376
Average revenue miles per tractor per week	1,736	1,712
Average tractors	2,674	2,703
Consolidated
Average revenue per tractor per week	$3,912	$3,713
Average revenue per mile	$2.269	$2.070
Average revenue miles per tractor per week	1,724	1,764
Average tractors	6,095	6,538

The primary factors driving the decreases in Truckload revenue, were a 6.8% decrease in average available tractors and a 3.9% decrease in average revenue miles per tractor per week as a result of adverse weather as compared to the prior year quarter partially offset by a 9.6% increase in average revenue per mile and an increase of $1.1 million in miscellaneous revenue. The decrease in fuel surcharge revenue primarily relates to an 11.0% decrease in revenue miles combined with decreased fuel prices compared to the same quarter in 2020. The DOE national weekly average fuel price per gallon averaged approximately $0.03 per gallon lower for the first quarter of 2021 compared to the first quarter of 2020.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020
Gross margin percentage	14.0%	3.7%

The primary factors driving the increase in Brokerage revenue were a 67.2% increase in average revenue per load offset by a 3.0% decrease in load count. The increase in gross margin was due to the increase in revenue per load of 67.2% exceeding the 49.3% increase in cost per load as compared to the same quarter in 2020. During the first quarter of 2021, our Brokerage revenue grew 62.1% compared to the prior year first quarter as we improved our mix of business towards the spot market and away from contract pricing in order to achieve a better balance in our business.

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

The following is a summary of our salaries, wages and benefits for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Salaries, wages and benefits	$142,003	$135,378
% of total operating revenue	31.5%	31.3%
% of revenue, before fuel surcharge	34.0%	34.5%

The increase in salaries, wages and benefits in absolute dollar terms was due primarily to $5.0 million in higher office wages due in part to a 7.8% increase in headcount as we continue to invest in our digital initiatives. We believe our office wages as a percentage of revenue will decrease as we scale our organization. Our driver wages increased $1.8 million despite the 5.4% decrease in company driver miles due primarily to the higher driver pay per mile. During the first quarter of 2021, our group health and workers’ compensation expense remained essentially constant as compared to the same quarter in 2020.

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

The following is a summary of our fuel and fuel taxes for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Fuel and fuel taxes	$40,404	$40,207
% of total operating revenue	9.0%	9.3%
% of revenue, before fuel surcharge	9.7%	10.2%

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

	March 31,
	2021	2020

	(dollars in thousands)
Total fuel surcharge revenue	$33,119	$39,748
Less: fuel surcharge revenue reimbursed to independent contractors	7,660	11,211
Company fuel surcharge revenue	25,459	28,537
Total fuel and fuel taxes	$40,404	$40,207
Less: company fuel surcharge revenue	25,459	28,537
Net fuel expense	$14,945	$11,670
% of total operating revenue	3.3%	2.7%
% of revenue, before fuel surcharge	3.6%	3.0%

The increase in net fuel expenses was primarily the result of a 8.7% increase in the average company fuel price per gallon, a $3.1 million decrease in company fuel surcharge revenue partially offset by a 5.4% decrease in company miles combined with a 2.0% increase in average miles per gallon compared to the same quarter in 2020.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Vehicle rents	$21,463	$21,877
Depreciation and amortization, net of (gains) losses on sale of property	22,382	25,803
Vehicle rents and depreciation and amortization of property and equipment	$43,845	$47,680
% of total operating revenue	9.7%	11.0%
% of revenue, before fuel surcharge	10.5%	12.1%

The decrease in vehicle rents was primarily due to decreased short term rents compared to the same quarter in 2020. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a decrease in number of owned tractors combined with a decrease in loss on sale of property and equipment of $1.6 million compared to the same quarter in 2020.

For calendar year 2021, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $130.0 to $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant. This amount could expand to fund additional profitable growth opportunities. The balance of our equipment procurement will be funded through operating leases.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Purchased transportation	$141,661	$129,754
% of total operating revenue	31.4%	30.0%
% of revenue, before fuel surcharge	33.9%	33.0%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Purchased transportation	$141,661	$129,754
Less: fuel surcharge revenue reimbursed to independent contractors	7,660	11,211
Purchased transportation, net of fuel surcharge reimbursement	$134,001	$118,543
% of total operating revenue	29.7%	27.4%
% of revenue, before fuel surcharge	32.1%	30.2%

The increase in purchased transportation, net of fuel surcharge reimbursement reflected a 49.3% increase in cost per Brokerage load partially offset by a 25.8% decrease in independent contractor miles and a 3.0% decrease in Brokerage load count as compared to the same quarter in 2020. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors.

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

The following is a summary of our operating expenses and supplies expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Operating expenses and supplies	$32,515	$35,730
% of total operating revenue	7.2%	8.3%
% of revenue, before fuel surcharge	7.8%	9.1%

The primary factors driving the decrease in operating expenses and supplies was decreased tractor and trailer maintenance due to 3.2% fewer average company tractors combined with decreased expenses related to the suspension of our OTR student driver training program during the second quarter of 2020 partially offset by increased advertising costs for driver recruiting.

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

The following is a summary of our insurance premiums and claims expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Insurance premiums and claims	$21,777	$26,023
% of total operating revenue	4.8%	6.0%
% of revenue, before fuel surcharge	5.2%	6.6%

Insurance premiums and claims decreased primarily due to decreased auto liability and physical damage claims primarily as a result of reduced frequency partially offset by increased auto liability premiums as compared to the same quarter in 2020. We renewed our liability insurance policies effective September 1, 2020 and as a result of the challenging insurance market our premiums increased approximately 30% while our coverage limits decreased to $75.0 million from $300.0 million per occurrence.

We continue to believe we have an opportunity to reduce our claims expense over time as a result the successful launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet combined with the suspension of our OTR student program. During the first quarter of 2021 we experienced approximately 41% fewer preventable accidents than we did in the comparable prior year quarter which we believe contributed greatly to our lower insurance and claims expense despite higher premiums.  Although a decrease in frequency in claims reduced our expense during the year, to the extent we have an increase in severity these savings could be partially or fully offset.

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

At March 31, 2021, we had approximately $28.1 million of outstanding letters of credit, $13.2 million in outstanding borrowings and $162.1 million of availability under our $250.0 million Credit Facility.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of March 31, 2021, there was no fixed charge coverage ratio requirement.

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

At March 31, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $13.2 million in borrowings outstanding and $162.1 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Cash Flows

Our summary statements of cash flows for the three months ended March 31, 2021 and 2020 are set forth in the table below:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$15,321	$20,078
Net cash used in investing activities	$(2,019)	$(69,111)
Net cash (used in) provided by financing activities	$(14,439)	$48,972

Operating Activities

The decrease in cash flows from operating activities was due primarily to a $20.7 million increase in our operating assets, including a $20.3 million increase in accounts receivable, partially offset by a $10.4 million increase in net income adjusted for noncash items combined with a $5.1 million increase in our operating liabilities. Our operating liabilities increased $5.5 million during the three months ended March 31, 2021 as compared to the same period in 2020, due in part to increased accounts payable and claims and insurance accruals related to timing of payments. Our accounts receivable increased primarily as a result of the $18.2 million increase in revenue as compared to the same period in 2020. Our increase in net income adjusted for noncash items was due in part to increased average revenue per mile, increases in our Brokerage gross margin and decreased interest and other expense offset by decreases in our average revenue miles per tractor per week and lower available tractors.

Investing Activities

For the three months ended March 31, 2021, net cash flows used in investing activities were $2.0 million, a decrease of $67.1 million compared to the same period in 2020. We expect our net capital expenditures for calendar year 2021 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing. If our growth strategy gains momentum, we may need to increase our capital expenditures to fund additional profitable growth opportunities.

Financing Activities

The increase in net cash flows used in financing activities is primarily due to debt repayments in excess of debt borrowings of $65.1 million as compared to the same period in 2020.

Working Capital

As of March 31, 2021, we had a working capital deficit of $67.0 million, representing a $17.1 million decrease in our working capital from March 31, 2020. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of March 31, 2021, we had a working capital deficit of $32.0 million, compared with a working capital deficit of $20.7 million at March 31, 2020. The decrease in working capital was primarily the result of increased accounts payable and accrued wages and benefits partially offset by increased accounts receivable.

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

Off-Balance Sheet Arrangements

The Company had letters of credit of $28.1 million outstanding as of March 31, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at March 31, 2021 to acquire revenue equipment and other equipment for approximately $104.6 million during the remainder of 2021. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

Contractual Obligations

During the three months ended March 31, 2021, there were no material changes in our commitments or contractual obligations.

Critical Accounting Policies

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. There have been no significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the

SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2021, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2020, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2021, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

3.2	Third Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on filed on June 2, 2020).
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Chief Financial Officer
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#     Filed herewith.

##   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: April 30, 2021	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer