Form 10-Q
period 2021-06-30
US XPRESS ENTERPRISES INC
filed 2021-07-30
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date July 26, 2021.

Class A Common Stock, $0.01 par value: 34,665,598

Class B Common Stock, $0.01 par value: 15,677,089

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

	June 30,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$5,275	$5,505
Customer receivables, net of allowance of $150 and $157 at June 30, 2021 and December 31, 2020, respectively	220,264	189,869
Other receivables	17,198	19,203
Prepaid insurance and licenses	9,685	14,265
Operating supplies	9,729	8,953
Assets held for sale	18,188	12,382
Other current assets	27,379	16,263
Total current assets	307,718	266,440
Property and equipment, at cost	863,459	896,264
Less accumulated depreciation and amortization	(391,669)	(394,603)
Net property and equipment	471,790	501,661
Other assets
Operating lease right of use assets	263,099	287,251
Goodwill	59,221	59,221
Intangible assets, net	24,723	25,513
Other	50,576	39,504
Total other assets	397,619	411,489
Total assets	$1,177,127	$1,179,590
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$100,864	$83,621
Book overdraft	5,873	—
Accrued wages and benefits	40,866	40,095
Claims and insurance accruals, current	45,674	47,667
Other accrued liabilities	5,639	5,986
Current portion of operating lease liabilities	76,512	78,193
Current maturities of long-term debt and finance leases	76,616	103,690
Total current liabilities	352,044	359,252
Long-term debt and finance leases, net of current maturities	257,088	255,287
Less unamortized discount and debt issuance costs	(381)	(314)
Net long-term debt and finance leases	256,707	254,973
Deferred income taxes	32,786	25,162
Other long-term liabilities	14,809	14,615
Claims and insurance accruals, long-term	47,472	55,420
Noncurrent operating lease liabilities	187,576	209,311
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively, 34,665,598 and 33,981,185 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	347	340
Common stock Class B, $.01 par value, 35,000,000 authorized at June 30, 2021 and December 31, 2020, respectively, 15,677,089 and 15,647,095 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	156	157
Additional paid-in capital	264,450	261,338
Retained earnings (deficit)	19,204	(2,430)
Stockholders' equity	284,157	259,405
Noncontrolling interest	1,576	1,452
Total stockholders' equity	285,733	260,857
Total liabilities and stockholders' equity	$1,177,127	$1,179,590

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating revenue
Revenue, before fuel surcharge	$437,533	$393,964	$855,174	$786,784
Fuel surcharge	37,488	28,513	70,607	68,261
Total operating revenue	475,021	422,477	925,781	855,045
Operating expenses
Salaries, wages, and benefits	144,500	139,970	286,503	275,348
Fuel and fuel taxes	43,783	29,850	84,187	70,057
Vehicle rents	21,547	21,335	43,010	43,212
Depreciation and amortization, net of (gain) loss on sale of property	23,205	26,283	45,587	52,086
Purchased transportation	157,489	117,366	299,150	247,120
Operating expenses and supplies	34,443	31,592	66,958	67,322
Insurance premiums and claims	18,933	21,283	40,710	47,306
Operating taxes and licenses	3,247	3,720	6,516	7,397
Communications and utilities	2,964	2,256	5,352	4,708
General and other operating expenses	16,004	12,545	30,904	27,880
Total operating expenses	466,115	406,200	908,877	842,436
Operating income	8,906	16,277	16,904	12,609
Other expense (income)
Interest expense, net	3,557	4,862	7,244	10,283
Other, net	(20,191)	—	(20,191)	2,000
	(16,634)	4,862	(12,947)	12,283
Income before income tax provision	25,540	11,415	29,851	326
Income tax provision	6,443	2,387	8,093	530
Net total and comprehensive income (loss)	19,097	9,028	21,758	(204)
Net total and comprehensive income (loss) attributable to noncontrolling interest	1	(470)	124	(486)
Net total and comprehensive income attributable to controlling interest	$19,096	$9,498	$21,634	$282
Earnings per share
Basic earnings per share	$0.38	$0.19	$0.43	$0.01
Basic weighted average shares outstanding	50,334	49,499	50,156	49,358
Diluted earnings (loss) per share	$0.37	$0.18	$0.42	$(0.00)
Diluted weighted average shares outstanding	51,848	50,215	51,705	49,518

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2021 and 2020

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Operating activities
Net income (loss)	$21,758	$(204)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision	7,624	301
Depreciation and amortization	41,036	45,683
Losses on sale of equipment	4,551	6,403
Share based compensation	3,791	2,000
Other	381	2,967
Unrealized gain on equity investment	(20,191)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(27,163)	(3,027)
Prepaid insurance and licenses	4,580	1,933
Operating supplies	(724)	95
Other assets	(1,967)	1,085
Accounts payable and other accrued liabilities	5,954	11,822
Accrued wages and benefits	771	2,738
Net cash provided by operating activities	40,401	71,796
Investing activities
Payments for purchases of property and equipment	(62,851)	(87,270)
Proceeds from sales of property and equipment	47,660	24,101
Other	—	(1,880)
Net cash used in investing activities	(15,191)	(65,049)
Financing activities
Borrowings under lines of credit	138,812	180,254
Payments under lines of credit	(123,812)	(180,254)
Borrowings under long-term debt	38,116	183,662
Payments of long-term debt and finance leases	(83,961)	(196,742)
Payments of financing costs	(100)	(1,276)
Payments of long-term consideration for business acquisition	—	(1,000)
Tax withholding related to net share settlement of restricted stock awards	(1,211)	(93)
Proceeds from issuance of common stock under ESPP	538	420
Proceeds from long-term consideration for sale of subsidiary	305	290
Book overdraft	5,873	3,631
Net cash used in financing activities	(25,440)	(11,108)
Net change in cash and cash equivalents	(230)	(4,361)
Cash and cash equivalents
Beginning of year	5,505	5,687
End of period	$5,275	$1,326
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,956	$9,222
Cash paid during the year for income taxes	720	160
Supplemental disclosure of significant noncash investing and financing activities
Subsidiary stock issued in business combination	$—	$7,278
Finance lease additions	5,572	—
Property and equipment amounts accrued in accounts payable	2,901	1,245

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three and Six Months Ended June 30, 2021 and 2020

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857
Share based compensation	—	—	2,134	—	—	2,134
Vesting of restricted units	3	1	(919)	—	—	(915)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	1	—	537	—	—	538
Net income	—	—	—	2,538	123	2,661
Balances at March 31, 2021	345	157	263,090	108	1,575	265,275
Share based compensation	—	—	1,657	—	—	1,657
Vesting of restricted units	1	—	(297)	—	—	(296)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	19,096	1	19,097
Balances at June 30, 2021	$347	$156	$264,450	$19,204	$1,576	$285,733

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	836	—	—	836
Vesting of restricted units	1	1	(93)	—	—	(91)
Issuance of common stock under ESPP	1	—	419	—	—	420
Net loss	—	—	—	(9,216)	(16)	(9,232)
Balances at March 31, 2020	335	158	251,862	(30,198)	612	222,769
Share based compensation	—	—	1,164	—	—	1,164
Vesting of restricted units	1	—	(3)	—	—	(2)
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278
Net income (loss)	—	—	—	9,498	(470)	9,028
Balances at June 30, 2020	$336	$158	$258,557	$(20,700)	$1,886	$240,237

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2021

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The reclassification consisted primarily of $3.4 million and $9.3 million of largely driver expenses reclassified from General and other operating expenses to Operating expenses and supplies for the three and six months ended June 30, 2020. These reclassifications had no effect on previously issued Total operating expenses, Operating income, or Net total and comprehensive income (loss).

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, which modifies Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes. We adopted ASU 2019-12 effective January 1, 2021 and the application of this guidance did not have a material impact on our financial statements.

3.        Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2021 and 2020 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income before income tax provision	$25,540	$11,415	$29,851	$326
Income tax provision	6,443	2,387	8,093	530
Effective tax rate	25.2%	20.9%	27.1%	162.6%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2021 and 2020 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), a net increase in valuation allowances, and certain discrete items.

4.        Investments

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we now have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjusted the fair value to $25.2 million recognizing the change of $20.2 million in other (income) expense within the unaudited condensed consolidated statements of comprehensive income (loss). The investment is included in other noncurrent assets on the accompanying unaudited consolidated balance sheets.

5.        Long-Term Debt

Long-term debt at June 30, 2021 and December 31, 2020 consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Line of credit, maturing January 2025	$15,000	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 3.9% and 4.0% at June 30, 2021 and December 31, 2020, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $284.6 million and $317.2 million at June 30, 2021 and December 31, 2020	280,534	315,163
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at June 30, 2021 and December 31, 2020 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $31.2 million and $31.8 million at June 30, 2021 and December 31, 2020	25,292	25,977
Other	1,797	11,245
	322,623	352,385
Less: Debt issuance costs	(381)	(314)
Less: Current maturities of long-term debt	(72,964)	(99,955)
	$249,278	$252,116

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of June 30, 2021, there was no fixed charge coverage ratio requirement.

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

At June 30, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $15.0 million in borrowings outstanding and $175.6 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	June 30, 2021
Assets
Operating	Operating lease right-of-use assets	$263,099
Finance	Property and equipment, net	11,352
Total leased assets		$274,451

Liabilities
Current
Operating	Current portion of operating lease liabilities	$76,512
Finance	Current maturities of long-term debt and finance leases	3,652
Noncurrent
Operating	Noncurrent operating lease liabilities	187,576
Finance	Long-term debt and finance leases, net of current maturities	7,429
Total lease liabilities		$275,169

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	Vehicle rents and General and other operating	$23,172	$21,628	$46,263	$43,543
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	543	442	971	880
Interest on lease liabilities	Interest expense	163	141	271	314
Short-term lease cost	Vehicle rents and General and other operating	1,220	1,780	2,563	3,798
Total lease cost		$25,098	$23,991	$50,068	$48,535

	Six Months Ended
	June 30,
Cash Flow Information	2021	2020
Cash paid for operating leases included in operating activities	$46,263	$43,543
Cash paid for finance leases included in operating activities	$271	$314
Cash paid for finance leases included in financing activities	$1,082	$3,236

Operating lease right-of-use assets obtained in exchange for lease obligations	$15,148	$45,474

Noncash lease expense was $46.4 million and $43.6 million during the six months ended June 30, 2021 and 2020, respectively.

	June 30, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.9	4.0%
Finance leases	8.2	5.9%

	June 30, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.9	4.2%
Finance leases	3.0	5.4%

As of June 30, 2021, future maturities of lease liabilities were as follows (in thousands):

	June 30, 2021
	Finance	Operating
2021	$3,156	$43,819
2022	1,948	81,275
2023	1,962	65,592
2024	850	36,140
2025	568	19,161
Thereafter	4,619	47,848
	13,103	293,835
Less: Amount representing interest	(2,022)	(29,747)
Total	$11,081	$264,088

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $6.8 million and $9.7 million for the three months ended June 30, 2021 and 2020, respectively and $14.7 million and $22.1 million for the six months ended June 30, 2021 and 2020, respectively.

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 23 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed on grounds of preemption the claims alleging failure to provide duty free meal and rest breaks or premium pay for failure to provide such breaks under California law. The Ninth Circuit Court of Appeals recently upheld the administrative ruling that formed the basis for the district court’s ruling. The parties also filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court issued its ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. On June 22, 2021,  the Ninth Circuit issued its memorandum decision upholding the court’s ruling dismissing the plaintiff’s post-2012 minimum wage claim. The district court recently held a status conference on June 15, 2021 and set a trial date for March 1, 2022. Discovery has been completed. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. The Company filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied Plaintiff’s petition. The plaintiff initiated arbitration on December 16, 2020. On March 25, 2021, the arbitrator issued a scheduling order, setting a final arbitration hearing for June 6, 2022.There has been no discovery in this matter, and we are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint and demand are without merit and intend to defend ourselves vigorously in this matter.

On June 25, 2020, a second putative collective and class action complaint was filed against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. in the U.S. District Court for the Eastern District of Tennessee. The putative class and collective action includes all current and former over-the-road truck drivers classified as independent contractors who performed work for the Company during the applicable statute of limitations. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees subject to the FLSA. The complaint alleges that U.S. Xpress, Inc.’s pay practices for the putative collective and class members violated the minimum wage provisions of the FLSA for the period from June 25, 2017 to the present. The complaint further alleges that we failed to pay the plaintiff and members of the class for all miles they drove and breached the contract between the parties and that we were unjustly enriched as a result of the foregoing allegations. The plaintiff agreed to submit his claims to individual arbitration and filed an arbitration demand on July 31, 2020. The parties agreed to settle the matter, for a nominal amount and have finalized the settlement agreement and submitted it to the Court for approval. The parties will also ask the court to dismiss the case, with prejudice. The Company continues to deny the allegations made in the complaint and demand.

Other

The Company had letters of credit of $28.1 million outstanding as of June 30, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at June 30, 2021 to acquire revenue equipment and other equipment for approximately $131.2 million and $5.1 million outstanding for terminal renovations and software during the remainder of 2021. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the six months ended June 30, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2020	1,515,876	$6.50
Granted	939,009	9.43
Vested	(561,397)	7.07
Forfeited	(49,945)	6.99
Unvested at June 30, 2021	1,843,543	$7.83

Service based restricted stock grants vest over periods of one to five years and account for 1,668,543 of the unvested shares. Performance based awards account for 175,000 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to performance based awards of $0.2 million and $0.5 million during the three and six months ended June 30, 2021 and $0 and $0.1 million during the three and six months ended June 30, 2020, respectively. The Company recognized compensation expense related to service based awards of $1.2 million and $2.7 million during the three and six months ended June 30, 2021 and $0.8 million and $1.4 million during the three and six months ended June 30, 2020, respectively. At June 30, 2021, the Company had $11.3 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.2 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2020 to June 30, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2020	203,757	$4.96
Vested	(78,974)	5.12
Unvested at June 30, 2021	124,783	$4.86

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2021 and $0.1 million and $0.1 million during the three and six months ended June 30, 2020, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At June 30, 2021, the Company had $0.4 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 1.3 years. As of June 30, 2021, 191,116 options were exercisable with a weighted average exercise price of $12.84 and a weighted average remaining contractual life of 7.3 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for six months ended June 30, 2021:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2020	625,030	$2.15
Vested	(164,990)	2.15
Unvested at June 30, 2021	460,040	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2021 and $0.1 million and $0.2 million during the three and six months ended June 30, 2020, respectively. At June 30, 2021, the Company had approximately $0.9 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 2.7 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2021 and $0.0 million and $0.1 million for the three and six months ended June 30, 2020, respectively, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to controlling interest by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 302,524 and 500,438 equity awards for the three and six months ended June 30, 2021, respectively and 1,627,104 and 2,372,573 for the three and six months ended June 30, 2020, respectively as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and six months ended June 30, 2021 and 2020, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator - Basic
Net income (loss)	$19,097	$9,028	$21,758	$(204)
Net income (loss) attributable to noncontrolling interest	1	(470)	124	(486)
Net income attributable to common stockholder	$19,096	$9,498	$21,634	$282

Numerator - Dilutive
Net income (loss)	$19,097	$9,028	$21,758	$(204)
Net loss attributable to noncontrolling interest	(18)	(20)	(35)	(36)
Net income (loss) attributable to common stockholder	$19,115	$9,048	$21,793	$(168)

Basic weighted average of outstanding shares of common stock	50,334	49,499	50,156	49,358
Dilutive effect of equity awards	996	396	1,031	—
Dilutive effect of assumed subsidiary share conversion	518	320	518	160
Diluted weighted average of outstanding shares of common stock	51,848	50,215	51,705	49,518

Basic earnings per share	$0.38	$0.19	$0.43	$0.01
Diluted earnings (loss) per share	$0.37	$0.18	$0.42	$(0.00)

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Truckload	$378,533	$376,448	$747,453	$758,540
Brokerage	96,488	46,029	178,328	96,505
Total Operating Revenue	$475,021	$422,477	$925,781	$855,045

Operating Income (Loss)
Truckload	$8,745	$20,428	$15,472	$21,628
Brokerage	161	(4,151)	1,432	(9,019)
Total Operating Income	$8,906	$16,277	$16,904	$12,609

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, our strategic initiatives, our ability to profitably scale and achieve operational efficiencies in Variant, as well as our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fleet size and management, including allocation of trucks among Variant, Dedicated and legacy Over-the-Road, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, and the anticipated effect of the COVID-19 pandemic, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.7 billion in total operating revenue in 2020. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based truck brokerage network. As of June 30, 2021, our fleet consisted of approximately 6,100 tractors and approximately 12,600 trailers, including approximately 1,400 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain underperforming portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization, and our goal of achieving a frictionless order. During 2020 and the first half of 2021, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents, improve our customers’ and drivers’ satisfaction, and lower our costs.

We intend to continue to further develop these digital initiatives that we believe are re-engineering our Company to be a market leader in growth and profitability over the next decade. We believe the result of these initiatives will provide for a more scalable model with significantly lower costs.

Total revenue for the second quarter of 2021 increased by $52.5 million to $475.0 million as compared to the second quarter of 2020. The increase was primarily the result of a 109.6% increase in Brokerage revenue to $96.5 million, combined with a increase in fuel surcharge revenue of $9.0 million partially offset by a decrease of $6.9 million in our Truckload revenue. Excluding the impact of fuel surcharge revenue, second quarter revenue increased $43.6 million to $437.5 million, an increase of 11.1% as compared to the prior year quarter.

Operating income for the second quarter of 2021 was $8.9 million compared to $16.3 million in the second quarter of 2020. We delivered a 98.1% operating ratio for the quarter compared to 96.1% in the second quarter of 2020. Our profitability decreased largely as a result of 10.9% fewer available tractors combined with increases in technology and personnel expenses and higher net fuel costs partially offset by an increase in our Brokerage gross margin to 12.0% compared to 8.1% in the prior year quarter on higher Brokerage revenue.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. During the first quarter of 2021, we completed phase one of our plan and converted a total of 951 OTR solo trucks, with the lowest returns, to our Variant platform. Phase two of our plan will be to convert an additional 550 trucks over the balance of 2021. During the second quarter of 2021, we grew Variant by an additional 209 trucks while eliminating approximately 300 trucks in our underperforming legacy OTR fleet. We remain on track to meet or exceed our goal of reaching 1,500 Variant trucks, which would represent an annualized revenue run rate of $300.0 million and approximately 25% of Truckload revenues, by the end of 2021. While the conversion will not be linear, we expect our margins to expand further over time. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

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

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 75% of our Brokerage transactions digitally in the second quarter of 2021. Our digital platform is enabling our Brokerage segment to profitably scale while offering freight selectivity for Variant. As we drive more volume over our digital platform, we believe our Brokerage segment will become much more scalable and allow us to profitably drive growth as we look to the years ahead.

In our Dedicated division, our team continues to successfully address pricing in certain Dedicated accounts as a result of driver and capacity cost inflation.  We are pleased with our progress to date; however, we have more work to do in the second half of the year. We are optimistic that our Dedicated division is on track to deliver sequential margin improvement in the second half of the year.

We expect freight demand to remain strong throughout 2021 given the broader economic recovery and tailwinds that it is experiencing as a result of the Federal Government’s stimulus package, which had a notable impact on our operations in the first half of this year. On the supply side, the market for experienced drivers remains challenging, which is keeping a lid on supply. Additionally, chip shortages and supply chain constraints are impacting new tractor builds, which is also supportive of a favorable supply-demand balance over the near term. These conditions are expected to continue to support spot market rates in excess of contract rates and a strengthening contract renewal environment through the remainder 2021. As a result, we expect contract rates up for renewal in 2021 in our OTR division to increase on average by 10-15% with the driver shortage likely extending the cycle as we believe there could be up to 200,000 fewer drivers in the market compared to 2019. From a cost perspective, inflationary pressure and higher fixed costs will continue to pressure margins until Variant growth exceeds legacy OTR decline. We believe the overall fleet reached its low point towards the end of second quarter of 2021 and expect total fleet size to begin growing in the third quarter, with Variant becoming an increasing percentage of the fleet.

Investment in TuSimple

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and at June 30, 2021, the fair value of our investment was $25.2 million and we recorded an unrealized gain on investment of $20.2 million in other (income) expense within the unaudited consolidated statements of comprehensive income (loss).

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

Approximately 21.5% of our total tractor fleet was operated by independent contractors at June 30, 2021. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$437,533	$393,964	$855,174	$786,784
Fuel surcharge	37,488	28,513	70,607	68,261
Total operating revenue	$475,021	$422,477	$925,781	$855,045

For the quarter ended June 30, 2021, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes and pricing in our Brokerage segment, increased miscellaneous revenues, and increased fuel surcharge revenues offset by 10.9% lower available tractors.

For the six months ended June 30, 2021, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased volumes and pricing in our Brokerage segment, increased miscellaneous revenues, and increased fuel surcharge revenues offset by 8.8% lower available tractors.

As a result of our customer mix we did not experience a decline in overall freight volumes during the COVID-19 pandemic as the majority of our customers did not shutdown. However, our spot rates did suffer a decline early in the second quarter of 2020 due to capacity from other verticals becoming available as their customer base saw a reduction in volumes.  During the third quarter of 2020, we saw spot market rates exceed contract rates for the first time in seven quarters, and we expect our contract rates up for renewal in our OTR division in 2021 to increase on average 10-15%.

A summary of our revenue generated by segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$341,045	$347,935	$676,846	$690,279
Fuel surcharge	37,488	28,513	70,607	68,261
Total Truckload operating revenue	378,533	376,448	747,453	758,540
Brokerage operating revenue	96,488	46,029	178,328	96,505
Total operating revenue	$475,021	$422,477	$925,781	$855,045

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Over the road
Average revenue per tractor per week	$3,837	$3,558	$3,778	$3,511
Average revenue per mile	$2.278	$1.855	$2.223	$1.863
Average revenue miles per tractor per week	1,684	1,918	1,699	1,884
Average tractors	3,318	3,825	3,369	3,830
Dedicated
Average revenue per tractor per week	$4,336	$4,122	$4,243	$4,095
Average revenue per mile	$2.448	$2.351	$2.420	$2.363
Average revenue miles per tractor per week	1,772	1,753	1,753	1,733
Average tractors	2,531	2,739	2,603	2,721
Consolidated
Average revenue per tractor per week	$4,053	$3,793	$3,981	$3,753
Average revenue per mile	$2.354	$2.051	$2.311	$2.061
Average revenue miles per tractor per week	1,722	1,849	1,723	1,821
Average tractors	5,849	6,564	5,972	6,551

For the quarter ended June 30, 2021, the primary factors driving the decreases in Truckload revenue, were a 10.9% decrease in average available tractors combined with a 6.9% decrease in average revenue miles per tractor per week partially offset by 14.8% increase in average revenue per mile and an increase of $8.6 million in miscellaneous revenue. The increase in fuel surcharge revenue primarily relates to increased fuel prices offset by a decrease in revenue miles compared to the same quarter in 2020. The DOE national weekly average fuel price per gallon averaged approximately $0.76 per gallon higher for the second quarter of 2021 compared to the same quarter of 2020.

For the six months ended June 30, 2021, the primary factors driving the decreases in Truckload revenue, were a 8.8% decrease in average available tractors combined with a 5.4% decrease in average revenue miles per tractor per week partially offset by a 12.1% increase in average revenue per mile and an increase of $9.7 million in miscellaneous revenue. The increase in fuel surcharge revenue primarily relates to increased fuel prices offset by a decrease in revenue miles compared to the same period in 2020. The DOE national weekly average fuel price per gallon averaged approximately $0.37 per gallon higher for the six months ended June 30, 2021 compared to the same period of 2020.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross margin percentage	12.0%	8.1%	12.9%	5.8%

For the quarter ended June 30, 2021, the primary factors driving the increase in Brokerage revenue were a 92.1% increase in average revenue per load combined with a 9.1% increase in load count. The increase in gross margin was due to the increase in revenue per load of 92.1% exceeding the 83.8% increase in cost per load as compared to the same quarter in 2020. During the second quarter of 2021, our Brokerage revenue grew 109.6% compared to the prior year quarter as a result of a better rate environment, higher fuel costs and the conversion of our portfolio from 77.3% contract and 22.7% spot in the second quarter of 2020 to 52.6% and 47.4%, respectively in the second quarter of 2021.

For the six months ended June 30, 2021, the primary factors driving the increase in Brokerage revenue were a 79.6% increase in average revenue per load combined with a 2.9% increase in load count. The increase in gross margin was due to the increase in revenue per load of 79.6% exceeding the 65.9% increase in cost per load as compared to the same quarter in 2020. During the six months ended June 30, 2021, our Brokerage revenue grew 84.8% compared to the prior year period primarily as a result of a increased revenue per load, higher fuel costs and the conversion of our portfolio from 77.5% contract and 22.5% spot in the first six months of 2020 to 54.4% and 45.6%, respectively in the first six months of 2021.

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

The following is a summary of our salaries, wages and benefits for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$144,500	$139,970	$286,503	$275,348
% of total operating revenue	30.4%	33.1%	30.9%	32.2%
% of revenue, before fuel surcharge	33.0%	35.5%	33.5%	35.0%

For the quarter ended June 30, 2021, the increase in salaries, wages and benefits in absolute dollar terms was due primarily to $6.0 million in higher office wages due in part to a 14.2% increase in average headcount as we continue to invest in our digital initiatives. We believe our office wages as a percentage of revenue will decrease as we scale our organization. Our driver wages remained constant despite a 11.3% decrease in company driver miles due primarily to the higher driver pay per mile. During the second quarter of 2021, our workers’ compensation expense decreased 32.6% primarily due to 33.3% fewer claims as compared to the same quarter in 2020.

For the six months ended June 30, 2021, the increase in salaries, wages and benefits in absolute dollar terms was due primarily to $11.0 million in higher office wages due in part to a 11.2% increase in average headcount as we continue to invest in our digital initiatives. We believe our office wages as a percentage of revenue will decrease as we scale our organization. Our driver wages increased $2.0 million despite an 8.5% decrease in company driver miles due primarily to the higher driver pay per mile. During the six months ended June 30, 2021, our workers’ compensation expense decreased 15.7% primarily due to 25.9% fewer claims as compared to the same period in 2020.

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

The following is a summary of our fuel and fuel taxes for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$43,783	$29,850	$84,187	$70,057
% of total operating revenue	9.2%	7.1%	9.1%	8.2%
% of revenue, before fuel surcharge	10.0%	7.6%	9.8%	8.9%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$37,488	$28,513	$70,607	$68,261
Less: fuel surcharge revenue reimbursed to independent contractors	8,422	7,311	16,082	18,522
Company fuel surcharge revenue	29,066	21,202	54,525	49,739
Total fuel and fuel taxes	$43,783	$29,850	$84,187	$70,057
Less: company fuel surcharge revenue	29,066	21,202	54,525	49,739
Net fuel expense	$14,717	$8,648	$29,662	$20,318
% of total operating revenue	3.1%	2.0%	3.2%	2.4%
% of revenue, before fuel surcharge	3.4%	2.2%	3.5%	2.6%

For the quarter ended June 30, 2021, the increase in net fuel expenses was primarily the result of a 63.4% increase in the average company fuel price per gallon partially offset by a $7.9 million increase in company fuel surcharge revenue, a 11.3% decrease in company miles and a 1.8% increase in average miles per gallon compared to the same quarter in 2020.

For the six months ended June 30, 2021, the increase in net fuel expenses was primarily the result of a 32.2% increase in the average company fuel price per gallon partially offset by a $4.8 million increase in company fuel surcharge revenue, an 8.5% decrease in company miles and a 1.8% increase in average miles per gallon compared to the same period in 2020.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$21,547	$21,335	$43,010	$43,212
Depreciation and amortization, net of (gains) losses on sale of property	23,205	26,283	45,587	52,086
Vehicle rents and depreciation and amortization of property and equipment	$44,752	$47,618	$88,597	$95,298
% of total operating revenue	9.4%	11.3%	9.6%	11.1%
% of revenue, before fuel surcharge	10.2%	12.1%	10.4%	12.1%

For the quarter ended June 30, 2021, the increase in vehicle rents was primarily due to increased trailers financed under operating leases partially offset by decreased short term rents compared to the same quarter in 2020. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a decrease in the number of owned tractors compared to the same quarter in 2020.

For the six months ended June 30, 2021, the increase in vehicle rents was primarily due to increased trailers financed under operating leases partially offset by decreased short term rents compared to the same quarter in 2020. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a decrease in the number of owned tractors combined with a decrease in loss on sale of equipment compared to the same period in 2020.

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

The following is a summary of our purchased transportation for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$157,489	$117,366	$299,150	$247,120
% of total operating revenue	33.2%	27.8%	32.3%	28.9%
% of revenue, before fuel surcharge	36.0%	29.8%	35.0%	31.4%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$157,489	$117,366	$299,150	$247,120
Less: fuel surcharge revenue reimbursed to independent contractors	8,422	7,311	16,082	18,522
Purchased transportation, net of fuel surcharge reimbursement	$149,067	$110,055	$283,068	$228,598
% of total operating revenue	31.4%	26.0%	30.6%	26.7%
% of revenue, before fuel surcharge	34.1%	27.9%	33.1%	29.1%

For the quarter ended June 30, 2021, the increase in purchased transportation, net of fuel surcharge reimbursement reflected a 83.8% increase in cost per Brokerage load, a 9.1% increase in Brokerage load count partially offset by a 32.4% decrease in independent contractor miles as compared to the same quarter in 2020.

For the six months ended June 30, 2021, the increase in purchased transportation, net of fuel surcharge reimbursement reflected a 65.9% increase in cost per Brokerage load, a 2.9% increase in Brokerage load count partially offset by a 29.1% decrease in independent contractor miles as compared to the same period in 2020. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors.

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

The following is a summary of our operating expenses and supplies expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$34,443	$31,592	$66,958	$67,322
% of total operating revenue	7.3%	7.5%	7.2%	7.9%
% of revenue, before fuel surcharge	7.9%	8.0%	7.8%	8.6%

For the quarter ended June 30, 2021, the primary factors driving the increase in operating expenses and supplies in absolute dollar terms were increased driver hiring costs partially offset by decreased tractor maintenance and lease program expenses as compared to the same quarter in 2020.

For the six months ended June 30, 2021, the primary factors driving the decrease in operating expenses and supplies was decreased tractor and trailer maintenance expenses and lease program expenses as compared to the same period in 2020.

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

The following is a summary of our insurance premiums and claims expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$18,933	$21,283	$40,710	$47,306
% of total operating revenue	4.0%	5.0%	4.4%	5.5%
% of revenue, before fuel surcharge	4.3%	5.4%	4.8%	6.0%

For the quarter ended June 30, 2021, the primary factors driving the decrease in insurance premiums and claims were decreased physical damage, cargo and auto liability claims primarily as a result of reduced frequency partially offset by increased auto liability premiums as compared to the same quarter in 2020.

For the six months ended June 30, 2021, the primary factors driving the decrease in insurance premiums and claims were decreased physical damage and auto liability claims primarily as a result of reduced frequency partially offset by increased auto liability premiums as compared to the same period in 2020. We renewed our liability insurance policies effective September 1, 2020 and as a result of the challenging insurance market our premiums increased approximately 30% while our coverage limits decreased to $75.0 million from $300.0 million per occurrence.

We continue to believe we have an opportunity to reduce our claims expense over time as a result the successful launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet combined with the suspension of our OTR student program. During the first six months of 2021 we experienced approximately 40% fewer preventable accidents than we did in the comparable prior year period which we believe contributed greatly to our lower insurance and claims expense despite higher premiums.  Although a decrease in frequency in claims reduced our expense during the year, to the extent we have an increase in severity these savings could be partially or fully offset.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$16,004	$12,545	$30,904	$27,880
% of total operating revenue	3.4%	3.0%	3.3%	3.3%
% of revenue, before fuel surcharge	3.7%	3.2%	3.6%	3.5%

For the quarter ended June 30, 2021, the primary factors driving the increase in general and other operating expenses were increased other professional and administrative expenses along with increased travel and entertainment expense as compared to the same quarter in 2020.

For the six months ended June 30, 2021, the primary factors driving the increase in general and other operating expenses were increased other professional and administrative expenses compared to the same period in 2020.

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

At June 30, 2021, we had approximately $28.1 million of outstanding letters of credit, $15.0 million in outstanding borrowings and $175.6 million of availability under our $250.0 million Credit Facility.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of June 30, 2021, there was no fixed charge coverage ratio requirement.

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

At June 30, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $15.0 million in borrowings outstanding and $175.6 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Cash Flows

Our summary statements of cash flows for the six months ended June 30, 2021 and 2020 are set forth in the table below:

	Six Months Ended
	June 30,
	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$40,401	$71,796
Net cash used in investing activities	$(15,191)	$(65,049)
Net cash used in financing activities	$(25,440)	$(11,108)

Operating Activities

The decrease in cash flows from operating activities was due primarily to a $25.4 million increase in our operating assets, including a $24.1 million increase in accounts receivable combined with a $7.8 million decrease in our operating liabilities, partially offset by a $1.8 million increase in net income adjusted for noncash items. Our accounts receivable increased primarily as a result of the $52.5 million increase in revenue for the quarter ended June 30, 2021 as compared to the same period in 2020. Our operating liabilities decreased $7.8 million during the six months ended June 30, 2021 as compared to the same period in 2020, due in part to decreased claims and insurance accruals related to timing of payments. Our increase in net income adjusted for noncash items was due in part to increases in our Brokerage gross margin, increased revenue per mile of 12.1%, decreased insurance premiums and claims along with decreased interest and other expense offset by decreases in our average revenue miles per tractor per week, lower available tractors and higher driver hiring costs.

Investing Activities

For the six months ended June 30, 2021, net cash flows used in investing activities decreased primarily as a result of decreased net capital expenditures of $48.0 million compared to the same period in 2020. We expect our net capital expenditures for calendar year 2021 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing. If our growth strategy gains momentum beyond our current expectations, we may need to increase our capital expenditures to fund additional profitable growth opportunities.

Financing Activities

The increase in net cash flows used in financing activities is primarily due to debt repayments in excess of debt borrowings of $17.8 million as compared to the same period in 2020.

Working Capital

As of June 30, 2021, we had a working capital deficit of $44.3 million, representing a $25.6 million increase in our working capital from June 30, 2020. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of June 30, 2021, we had a working capital deficit of $23.1 million, compared with a working capital deficit of $42.7 million at June 30, 2020. The increase in working capital was primarily the result of increased accounts receivable and other current assets partially offset by increased accounts payable and accrued wages and benefits .

Working capital deficits are common to many trucking companies that operate by financing revenue equipment purchases through borrowing, or lease arrangements. When we finance revenue equipment through borrowing or lease arrangements, the principal amortization or, in the case of operating leases, the present value of the lease payments scheduled for the next twelve months, is categorized as a current liability, although the revenue equipment and operating lease right of use assets are classified as long-term assets. Consequently, each acquisition of revenue equipment financed with borrowing, or lease arrangements decreases working capital. We believe a working capital deficit has little impact on our liquidity. Based on our expected financial condition, net capital expenditures, results of operations, related net cash flows, borrowings under our Credit Facility, direct debt and lease financing, and other sources of financing, we believe our working capital and sources of liquidity will be adequate to meet our current and projected needs and we do not expect to experience material liquidity constraints in the foreseeable future.

Off-Balance Sheet Arrangements

The Company had letters of credit of $28.1 million outstanding as of June 30, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at June 30, 2021 to acquire revenue equipment and other equipment for approximately $131.2 million and $5.1 million outstanding for terminal renovations and software during the remainder of 2021. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

Contractual Obligations

During the six months ended June 30, 2021, there were no material changes in our commitments or contractual obligations.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2021, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2021, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

U.S. XPRESS ENTERPRISES, INC.

Date: July 30, 2021	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer