Form 10-Q
period 2021-09-30
US XPRESS ENTERPRISES INC
filed 2021-10-29
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date October 26, 2021.

Class A Common Stock, $0.01 par value: 34,808,895

Class B Common Stock, $0.01 par value: 15,677,089

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

	September 30,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$5,995	$5,505
Customer receivables, net of allowance of $163 and $157 at September 30, 2021 and December 31, 2020, respectively	227,825	189,869
Other receivables	19,227	19,203
Prepaid insurance and licenses	21,751	14,265
Operating supplies	12,505	8,953
Assets held for sale	18,344	12,382
Other current assets	28,590	16,263
Total current assets	334,237	266,440
Property and equipment, at cost	885,992	896,264
Less accumulated depreciation and amortization	(376,155)	(394,603)
Net property and equipment	509,837	501,661
Other assets
Operating lease right of use assets	275,247	287,251
Goodwill	59,221	59,221
Intangible assets, net	24,320	25,513
Other	42,713	39,504
Total other assets	401,501	411,489
Total assets	$1,245,575	$1,179,590
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$129,808	$83,621
Book overdraft	2,605	—
Accrued wages and benefits	48,200	40,095
Claims and insurance accruals, current	47,698	47,667
Other accrued liabilities	5,860	5,986
Current portion of operating lease liabilities	82,015	78,193
Current maturities of long-term debt and finance leases	84,478	103,690
Total current liabilities	400,664	359,252
Long-term debt and finance leases, net of current maturities	278,271	255,287
Less unamortized discount and debt issuance costs	(369)	(314)
Net long-term debt and finance leases	277,902	254,973
Deferred income taxes	28,926	25,162
Other long-term liabilities	14,837	14,615
Claims and insurance accruals, long-term	46,376	55,420
Noncurrent operating lease liabilities	194,525	209,311
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at September 30, 2021 and December 31, 2020, respectively, 34,801,330 and 33,981,185 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	349	340
Common stock Class B, $.01 par value, 35,000,000 authorized at September 30, 2021 and December 31, 2020, respectively, 15,677,089 and 15,647,095 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	156	157
Additional paid-in capital	266,698	261,338
Retained earnings (deficit)	13,726	(2,430)
Stockholders' equity	280,929	259,405
Noncontrolling interest	1,416	1,452
Total stockholders' equity	282,345	260,857
Total liabilities and stockholders' equity	$1,245,575	$1,179,590

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Operating revenue
Revenue, before fuel surcharge	$451,824	$403,679	$1,306,998	$1,190,463
Fuel surcharge	39,316	27,790	109,923	96,051
Total operating revenue	491,140	431,469	1,416,921	1,286,514
Operating expenses
Salaries, wages, and benefits	158,942	137,541	445,445	412,889
Fuel and fuel taxes	46,715	33,208	130,902	103,265
Vehicle rents	22,700	20,956	65,710	64,168
Depreciation and amortization, net of (gain) loss on sale of property	19,509	25,785	65,096	77,871
Purchased transportation	159,152	125,997	458,302	373,117
Operating expenses and supplies	38,683	33,927	105,641	101,249
Insurance premiums and claims	18,242	17,835	58,952	65,141
Operating taxes and licenses	3,677	3,359	10,193	10,756
Communications and utilities	2,677	2,187	8,029	6,895
General and other operating expenses	14,208	14,783	45,112	42,663
Total operating expenses	484,505	415,578	1,393,382	1,258,014
Operating income	6,635	15,891	23,539	28,500
Other expense (income)
Interest expense, net	3,572	4,381	10,816	14,664
Other, net	12,062	—	(8,129)	2,000
	15,634	4,381	2,687	16,664
Income (loss) before income tax provision (benefit)	(8,999)	11,510	20,852	11,836
Income tax provision (benefit)	(3,361)	1,337	4,732	1,867
Net total and comprehensive income (loss)	(5,638)	10,173	16,120	9,969
Net total and comprehensive loss attributable to noncontrolling interest	(160)	(523)	(36)	(1,009)
Net total and comprehensive income (loss) attributable to controlling interest	$(5,478)	$10,696	$16,156	$10,978
Earnings (loss) per share
Basic earnings (loss) per share	$(0.11)	$0.22	$0.32	$0.22
Basic weighted average shares outstanding	50,563	49,667	50,293	49,462
Diluted earnings (loss) per share	$(0.11)	$0.20	$0.31	$0.20
Diluted weighted average shares outstanding	51,155	51,194	51,839	50,493

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Operating activities
Net income	$16,120	$9,969
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	3,764	1,543
Depreciation and amortization	62,049	68,104
Losses on sale of equipment	3,047	9,767
Share based compensation	5,294	3,421
Other	546	3,186
Unrealized gain on equity investment	(8,129)	—
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(38,064)	(8,354)
Prepaid insurance and licenses	(7,486)	(11,747)
Operating supplies	(3,420)	(204)
Other assets	(8,284)	(3,047)
Accounts payable and other accrued liabilities	36,762	21,413
Accrued wages and benefits	8,105	7,863
Net cash provided by operating activities	70,304	101,914
Investing activities
Payments for purchases of property and equipment	(141,068)	(129,582)
Proceeds from sales of property and equipment	70,016	36,192
Other	—	(1,880)
Net cash used in investing activities	(71,052)	(95,270)
Financing activities
Borrowings under lines of credit	235,612	231,254
Payments under lines of credit	(210,612)	(231,254)
Borrowings under long-term debt	83,959	228,981
Payments of long-term debt and finance leases	(110,759)	(231,340)
Payments of financing costs	(100)	(1,391)
Payments of long-term consideration for business acquisition	—	(1,000)
Tax withholding related to net share settlement of restricted stock awards	(1,211)	(135)
Proceeds from issuance of common stock under ESPP	1,285	851
Proceeds from long-term consideration for sale of subsidiary	460	438
Book overdraft	2,604	(1,313)
Net cash provided by (used in) financing activities	1,238	(4,909)
Net change in cash and cash equivalents	490	1,735
Cash and cash equivalents
Beginning of year	5,505	5,687
End of period	$5,995	$7,422
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,281	$13,479
Cash paid during the year for income taxes	1,213	497
Supplemental disclosure of significant noncash investing and financing activities
Subsidiary stock issued in business combination	$—	$7,278
Finance lease additions	5,572	—
Property and equipment amounts accrued in accounts payable	3,887	1,252

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three and Nine Months Ended September 30, 2021 and 2020

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857
Share based compensation	—	—	2,134	—	—	2,134
Vesting of restricted units	3	1	(919)	—	—	(915)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	1	—	537	—	—	538
Net income	—	—	—	2,538	123	2,661
Balances at March 31, 2021	345	157	263,090	108	1,575	265,275
Share based compensation	—	—	1,657	—	—	1,657
Vesting of restricted units	1	—	(297)	—	—	(296)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	19,096	1	19,097
Balances at June 30, 2021	347	156	264,450	19,204	1,576	285,733
Share based compensation	—	—	1,503	—	—	1,503
Vesting of restricted units	—	—	—	—	—	—
Issuance of common stock under ESPP	2	—	745	—	—	747
Net loss	—	—	—	(5,478)	(160)	(5,638)
Balances at September 30, 2021	$349	$156	$266,698	$13,726	$1,416	$282,345

			Additional		Non	Total
	Class A	Class B	Paid	Accumulated	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Deficit	Interest	Equity
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	836	—	—	836
Vesting of restricted units	1	1	(93)	—	—	(91)
Issuance of common stock under ESPP	1	—	419	—	—	420
Net loss	—	—	—	(9,216)	(16)	(9,232)
Balances at March 31, 2020	335	158	251,862	(30,198)	612	222,769
Share based compensation	—	—	1,164	—	—	1,164
Vesting of restricted units	1	—	(3)	—	—	(2)
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278
Net income (loss)	—	—	—	9,498	(470)	9,028
Balances at June 30, 2020	336	158	258,557	(20,700)	1,886	240,237
Share based compensation	—	—	1,421	—	—	1,421
Vesting of restricted units	1	—	(43)	—	—	(42)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	1	—	430	—	—	431
Net income (loss)	—	—	—	10,696	(523)	10,173
Balances at September 30, 2020	$339	$157	$260,365	$(10,004)	$1,363	$252,220

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2021

1.        Organization and Operations

U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we”, “us”, “our”, and similar expressions) provide transportation services throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. The Company offers its customers a broad portfolio of services using its own asset-based truckload fleet and third-party carriers through our non-asset-based freight brokerage network. The Company has two reportable segments, Truckload and Brokerage. Our Truckload segment offers asset-based truckload services, including over-the-road (“OTR”) trucking and dedicated contract services. Our Brokerage segment is principally engaged in non-asset-based freight brokerage services, where loads are contracted to third-party carriers.

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2020 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, which modifies Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes. We adopted ASU 2019-12 effective January 1, 2021 and the application of this guidance did not have a material impact on our financial statements.

3.        Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2021 and 2020 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (loss) before income tax provision (benefit)	$(8,999)	$11,510	$20,852	$11,836
Income tax provision (benefit)	(3,361)	1,337	4,732	1,867
Effective tax rate	37.3%	11.6%	22.7%	15.8%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2021 and 2020 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), a net increase in valuation allowances, and certain discrete items.

4.        Investments

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we now have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. During the three and nine months ended September 30, 2021 we recognized an unrealized loss of $12.1 million and an unrealized gain of $8.1 million in other (income) expense, respectively, within the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of the investment is $13.1 million and is included in other noncurrent assets on the accompanying unaudited consolidated balance sheets.

5.        Long-Term Debt

Long-term debt at September 30, 2021 and December 31, 2020 consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Line of credit, maturing January 2025	$25,000	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 3.8% and 4.0% at September 30, 2021 and December 31, 2020, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $309.9 million and $317.2 million at September 30, 2021 and December 31, 2020	304,029	315,163
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at September 30, 2021 and December 31, 2020 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $33.1 million and $31.8 million at September 30, 2021 and December 31, 2020	24,943	25,977
Other	255	11,245
	354,227	352,385
Less: Debt issuance costs	(369)	(314)
Less: Current maturities of long-term debt	(82,977)	(99,955)
	$270,881	$252,116

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of September 30, 2021, there was no fixed charge coverage ratio requirement.

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

At September 30, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $25.0 million in borrowings outstanding and $174.1 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	September 30, 2021
Assets
Operating	Operating lease right-of-use assets	$275,247
Finance	Property and equipment, net	7,824
Total leased assets		$283,071

Liabilities
Current
Operating	Current portion of operating lease liabilities	$82,015
Finance	Current maturities of long-term debt and finance leases	1,501
Noncurrent
Operating	Noncurrent operating lease liabilities	194,525
Finance	Long-term debt and finance leases, net of current maturities	7,021
Total lease liabilities		$285,062

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2021	2020	2021	2020
Operating lease cost	Vehicle rents and General and other operating	$23,255	$20,902	$69,518	$64,445
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	355	439	1,326	1,319
Interest on lease liabilities	Interest expense	117	138	388	452
Short-term lease cost	Vehicle rents and General and other operating	1,399	2,358	3,962	6,156
Total lease cost		$25,126	$23,837	$75,194	$72,372

	Nine Months Ended
	September 30,
Cash Flow Information	2021	2020
Cash paid for operating leases included in operating activities	$69,518	$64,445
Cash paid for finance leases included in operating activities	$388	$452
Cash paid for finance leases included in financing activities	$1,538	$3,746

Operating lease right-of-use assets obtained in exchange for lease obligations	$48,959	$66,526

Noncash lease expense was $70.6 million and $64.7 million during the nine months ended September 30, 2021 and 2020, respectively.

	September 30, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.8	3.9%
Finance leases	8.1	4.7%

	September 30, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.7	4.1%
Finance leases	2.9	5.4%

As of September 30, 2021, future maturities of lease liabilities were as follows (in thousands):

	September 30, 2021
	Finance	Operating
2021	$485	$23,198
2022	1,948	89,779
2023	1,962	74,192
2024	850	44,811
2025	568	25,968
Thereafter	4,580	48,541
	10,393	306,489
Less: Amount representing interest	(1,871)	(29,949)
Total	$8,522	$276,540

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $5.7 million and $9.0 million for the three months ended September 30, 2021 and 2020, respectively, and $20.4 million and $31.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 23 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress, Inc. at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed the claims alleging failure to provide duty free meal and rest breaks or premium pay for failure to provide such breaks under California law on grounds of preemption. The Ninth Circuit Court of Appeals recently upheld the administrative ruling that formed the basis for the district court’s ruling. The parties also filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court issued its ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking U.S. Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load during those breaks; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. On June 22, 2021, the Ninth Circuit issued its memorandum decision upholding the district court’s ruling in favor of the Company on the plaintiff’s claim for payment of the minimum wage for certain non-driving work they claim was left uncompensated by the Company’s piece rate pay plan after January 1, 2013. The district court held a status conference on June 15, 2021 and set a trial date for March 1, 2022. Discovery has been completed. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

On June 28, 2019, the defendants filed a Motion to Dismiss the Tennessee State Court Cases for failure to allege facts sufficient to support a violation of Section 11, 12 or 15 of the Securities Act. On November 13, 2020, the court presiding over the Tennessee State Court Cases entered an order, granting in part and denying in part the defendants’ Motions to Dismiss the Consolidated State Court Complaint. The court held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Consolidated State Court Complaint. The court, however, held that the Consolidated State Court Complaint sufficiently alleged violations of the Securities Act with respect to one statement from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statement deemed sufficient to support a Securities Act claim when assuming the truth of the plaintiffs’ allegations. On April 29, 2021, plaintiffs filed a Motion for Class Certification, which is currently pending. The Tennessee State Court Cases are currently in discovery.

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

As to the New York State Case, on March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. On December 18, 2020, defendants filed a Motion to Dismiss or Stay the New York State Case both on the merits and in deference to the pending actions in Tennessee. On March 5, 2021, the court residing over the New York State Case dismissed the case, and on September 14, 2021, the court denied plaintiff’s motion for reconsideration.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease purchase drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. The Company filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied the plaintiff’s petition. The plaintiff initiated arbitration on December 16, 2020. On March 25, 2021, the arbitrator issued a scheduling order, setting a final arbitration hearing for June 6, 2022. The parties have exchanged discovery requests in this matter, but neither part has responded. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We believe the allegations made in the complaint and demand are without merit and intend to defend ourselves vigorously in this matter.

On June 25, 2020, a second putative collective and class action complaint was filed against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. in the U.S. District Court for the Eastern District of Tennessee. The putative class and collective action includes all current and former over-the-road truck drivers classified as independent contractors who performed work for the Company during the applicable statute of limitations. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees subject to the FLSA. The complaint alleges that U.S. Xpress, Inc.’s pay practices for the putative collective and class members violated the minimum wage provisions of the FLSA for the period from June 25, 2017 to the present. The complaint further alleges that we failed to pay the plaintiff and members of the class for all miles they drove and breached the contract between the parties and that we were unjustly enriched as a result of the foregoing allegations. The plaintiff agreed to submit his claims to individual arbitration and filed an arbitration demand on July 31, 2020. The parties agreed to settle the matter for a nominal amount and have finalized the settlement agreement and submitted it to the court for approval. Once approved, the parties will also ask the court to dismiss the case, with prejudice. The Company continues to deny the allegations made in the complaint and demand.

Other

The Company had letters of credit of $28.1 million outstanding as of September 30, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at September 30, 2021 to acquire revenue equipment and other equipment for approximately $108.5 million and $2.7 million for terminal renovations during the remainder of 2021 and $9.0 million for terminal renovations during 2022. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the nine months ended September 30, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2020	1,515,876	$6.50
Granted	1,120,169	9.30
Vested	(565,218)	7.08
Forfeited	(146,434)	7.59
Unvested at September 30, 2021	1,924,393	$7.90

Service based restricted stock grants vest over periods of one to five years and account for 1,693,193 of the unvested shares. Performance based awards account for 231,200 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to performance based awards of $0.1 million and $0.6 million during the three and nine months ended September 30, 2021 and $0.4 million and $0.5 million during the three and nine months ended September 30, 2020, respectively. The Company recognized compensation expense related to service based awards of $1.1 million and $3.8 million during the three and nine months ended September 30, 2021 and $0.8 million and $2.2 million during the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the Company had $10.5 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.0 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2020 to September 30, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2020	203,757	$4.96
Vested	(78,974)	5.12
Unvested at September 30, 2021	124,783	$4.86

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021 and $0.1 million and $0.2 million during the three and nine months ended September 30, 2020, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At September 30, 2021, the Company had $0.3 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 1.1 years. As of September 30, 2021, 191,116 options were exercisable with a weighted average exercise price of $12.84 and a weighted average remaining contractual life of 7.1 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for nine months ended September 30, 2021:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2020	625,030	$2.15
Vested	(164,990)	2.15
Unvested at September 30, 2021	460,040	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2021 and $0.1 million and $0.3 million during the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the Company had approximately $0.8 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 2.4 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2021 and $0.1 million and $0.2 million for the three and nine months ended September 30, 2020, respectively, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to controlling interest by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 2,479,131 and 440,737 equity awards for the three and nine months ended September 30, 2021, respectively, and 420,480 and 702,074 for the three and nine months ended September 30, 2020, respectively, as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and nine months ended September 30, 2021 and 2020, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator - Basic
Net income (loss)	$(5,638)	$10,173	$16,120	$9,969
Net loss attributable to noncontrolling interest	(160)	(523)	(36)	(1,009)
Net income (loss) attributable to common stockholder	$(5,478)	$10,696	$16,156	$10,978

Numerator - Dilutive
Net income (loss)	$(5,638)	$10,173	$16,120	$9,969
Net loss attributable to noncontrolling interest	—	(16)	(34)	(52)
Net income (loss) attributable to common stockholder	$(5,638)	$10,189	$16,154	$10,021

Basic weighted average of outstanding shares of common stock	50,563	49,667	50,293	49,462
Dilutive effect of equity awards	—	1,049	954	764
Dilutive effect of assumed subsidiary share conversion	592	478	592	267
Diluted weighted average of outstanding shares of common stock	51,155	51,194	51,839	50,493

Basic earnings (loss) per share	$(0.11)	$0.22	$0.32	$0.22
Diluted earnings (loss) per share	$(0.11)	$0.20	$0.31	$0.20

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Truckload	$400,320	$375,499	$1,147,773	$1,134,039
Brokerage	90,820	55,970	269,148	152,475
Total Operating Revenue	$491,140	$431,469	$1,416,921	$1,286,514

Operating Income (Loss)
Truckload	$8,081	$20,407	$23,553	$42,035
Brokerage	(1,446)	(4,516)	(14)	(13,535)
Total Operating Income	$6,635	$15,891	$23,539	$28,500

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, our strategic initiatives, our ability to profitably scale and achieve operational efficiencies in Variant, as well as our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, margins, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fleet size and management, including allocation of trucks among Variant, Dedicated and legacy Over-the-Road, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, and the anticipated effect of the COVID-19 pandemic and any related vaccination mandates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “continue,” “will” and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2020, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.7 billion in total operating revenue in 2020. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based freight brokerage network. As of September 30, 2021, our fleet consisted of approximately 6,200 tractors and approximately 13,000 trailers, including approximately 1,250 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain underperforming portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. And, the third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization. During 2020 and through 2021, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents, improve our customers’ and drivers’ satisfaction, and lower our costs.

We intend to continue to further develop these digital initiatives that we believe are re-engineering our Company to be a market leader in growth and profitability over the next decade. We believe the result of these initiatives will provide for a more scalable model with significantly lower costs.

Total revenue for the third quarter of 2021 increased by $59.7 million to $491.1 million as compared to the third quarter of 2020. The increase was primarily the result of a 62.3% increase in Brokerage revenue to $90.8 million, a $23.4 million increase in miscellaneous revenue combined with an increase in fuel surcharge revenue of $11.5 million partially offset by a decrease of $10.1 million in our Truckload revenue. Excluding the impact of fuel surcharge revenue, third quarter revenue increased $48.2 million to $451.8 million, an increase of 11.9% as compared to the prior year quarter.

Operating income for the third quarter of 2021 was $6.6 million compared to $15.9 million in the third quarter of 2020. We delivered a 98.6% operating ratio for the quarter compared to 96.3% in the third quarter of 2020. Our profitability decreased largely as a result of 7.2% fewer available tractors combined with increases in technology and personnel expenses and higher net fuel costs partially offset by an increase in our Brokerage gross margin to 11.2% compared to 6.7% in the prior year quarter on higher Brokerage revenue.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. During the first quarter of 2021, we completed phase one of our plan and converted a total of 951 OTR solo trucks, with the lowest returns, to our Variant platform. During the second quarter of 2021, we grew Variant by an additional 209 trucks while eliminating approximately 300 trucks in our underperforming legacy OTR fleet. Variant exited the third quarter with 1,283 tractors and contributed to the total tractor count growing sequentially for the first time since the second quarter of 2020. We remain on track to meet our goal of reaching 1,500 or more trucks in Variant, which would represent an annualized revenue run rate of $300.0 million and approximately 20% of Truckload revenues, by the end of 2021. Variant continues to not only scale but outperform the legacy OTR fleet from 2019 in key metrics such as turnover, utilization, preventable accidents per million miles, and average revenue per tractor per week. While the conversion will not be linear, we expect our margins to expand further over time. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

While we believe our margins will expand as we continue to convert more of our trucks to our Variant platform, we also see tremendous growth opportunity given the highly fragmented nature of the U.S. trucking market. Our Variant business model directly addresses our drivers’ frustrations as our model delivers higher utilization and pay which has directly contributed to a significant drop in turnover. We reached a major milestone in the third quarter as Variant tractor count growth outpaced attrition in the legacy OTR division, driving total tractor count growth sequentially.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 82.7% of our Brokerage transactions digitally in the third quarter of 2021. We continue to grow revenue, load count, and the percentage of transactions processed on our digital platform in our Brokerage segment in line with our near-term profitability expectations for this business. Our focus remains on capturing market share and growing load count from a more diverse customer base, building out our carrier network density, and delivering purpose built technological products to our customers. We believe these actions will all positively contribute to operating margin improvement in the Brokerage segment at scale.

In our Dedicated division, our team successfully addressed pricing in certain Dedicated accounts as a result of driver and capacity cost inflation. As a result, our overall Dedicated rates increased 3.2% in the third quarter. As we closed the quarter our rates exiting the quarter were up approximately 7.0% sequentially compared to the rates in the second quarter of this year and we expect to see that rate improvement benefit our operating income beginning in the fourth quarter.

We expect freight demand to remain strong throughout fourth quarter 2021 given the broader economic recovery and tailwinds that it is experiencing as a result of the Federal Government’s stimulus package, which had a notable impact on our operations in the first half of this year. On the supply side, the market for experienced drivers remains challenging, which is keeping a lid on supply. Additionally, chip shortages and supply chain constraints are impacting new tractor builds, which is also supportive of a favorable supply-demand balance over the near term. These conditions are expected to continue to support spot market rates in excess of contract rates. As a result, we expect our Truckload rates to be up 2-4% sequentially and to modestly exceed anticipated cost inflation in the fourth quarter.

Investment in TuSimple

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and at September 30, 2021, the fair value of our investment was $13.1 million and we recorded an unrealized loss on investment of $12.1 million during the quarter ended September 30, 2021 and an unrealized gain on investment of $8.1 million for the nine months ended September 30, 2021 in other (income) expense within the unaudited consolidated statements of comprehensive income (loss).

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

Approximately 18.6% of our total tractor fleet was operated by independent contractors at September 30, 2021. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$451,824	$403,679	$1,306,998	$1,190,463
Fuel surcharge	39,316	27,790	109,923	96,051
Total operating revenue	$491,140	$431,469	$1,416,921	$1,286,514

For the quarter ended September 30, 2021, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing and volumes in our Brokerage segment, increased miscellaneous revenues, and increased fuel surcharge revenues partially offset by 8.1% lower average revenue miles per tractor per week.

For the nine months ended September 30, 2021, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing and volumes in our Brokerage segment, increased miscellaneous revenues, and increased fuel surcharge revenues partially offset by 8.3% lower available tractors.

A summary of our revenue generated by segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$361,004	$347,709	$1,037,850	$1,037,988
Fuel surcharge	39,316	27,790	109,923	96,051
Total Truckload operating revenue	400,320	375,499	1,147,773	1,134,039
Brokerage operating revenue	90,820	55,970	269,148	152,475
Total operating revenue	$491,140	$431,469	$1,416,921	$1,286,514

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Over the road
Average revenue per tractor per week	$3,770	$3,680	$3,776	$3,566
Average revenue per mile	$2.421	$2.047	$2.286	$1.921
Average revenue miles per tractor per week	1,558	1,798	1,651	1,856
Average tractors	3,413	3,684	3,384	3,781
Dedicated
Average revenue per tractor per week	$4,340	$4,065	$4,274	$4,085
Average revenue per mile	$2.527	$2.353	$2.455	$2.360
Average revenue miles per tractor per week	1,717	1,728	1,741	1,731
Average tractors	2,520	2,710	2,575	2,717
Consolidated
Average revenue per tractor per week	$4,012	$3,843	$3,991	$3,783
Average revenue per mile	$2.468	$2.173	$2.361	$2.097
Average revenue miles per tractor per week	1,625	1,768	1,690	1,804
Average tractors	5,933	6,394	5,959	6,498

For the quarter ended September 30, 2021, the primary factors driving the increases in Truckload revenue, were a $23.4 million increase in miscellaneous revenue combined with a 13.6% increase in average revenue per mile partially offset by a 8.1% decrease in average revenue miles per tractor per week and a 7.2% decrease in available tractors. The increase in fuel surcharge revenue primarily relates to increased fuel prices offset by a decrease in revenue miles compared to the same quarter in 2020. The DOE national weekly average fuel price per gallon averaged approximately $0.92 per gallon higher for the third quarter of 2021 compared to the same quarter of 2020.

For the nine months ended September 30, 2021, Truckload revenue remained essentially constant due to $33.2 million increased miscellaneous revenue combined with a 12.6% increase in average revenue per mile partially offset by a 8.3% decrease in average available tractors and a 6.3% decrease in average revenue miles per tractor per week. The increase in fuel surcharge revenue primarily relates to increased fuel prices offset by a decrease in revenue miles compared to the same period in 2020. The DOE national weekly average fuel price per gallon averaged approximately $0.55 per gallon higher for the nine months ended September 30, 2021 compared to the same period of 2020.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross margin percentage	11.2%	6.7%	12.3%	6.1%

For the quarter ended September 30, 2021, the primary factors driving the increase in Brokerage revenue were a 43.8% increase in average revenue per load combined with a 12.9% increase in load count. The increase in gross margin was due to the increase in revenue per load of 43.8% exceeding the 36.9% increase in cost per load as compared to the same quarter in 2020. During the third quarter of 2021, our Brokerage revenue grew 62.3% compared to the prior year quarter as a result of a better rate environment, higher fuel costs and the conversion of our portfolio from 68.1% contract and 31.9% spot in the third quarter of 2020 to 56.2% and 43.8%, respectively, in the third quarter of 2021.

For the nine months ended September 30, 2021, the primary factors driving the increase in Brokerage revenue were a 66.5% increase in average revenue per load combined with a 6.0% increase in load count. The increase in gross margin was due to the increase in revenue per load of 66.5% exceeding the 55.5% increase in cost per load as compared to the same period in 2020. During the nine months ended September 30, 2021, our Brokerage revenue grew 76.5% compared to the prior year period primarily as a result of a increased revenue per load, higher fuel costs and the conversion of our portfolio from 74.6% contract and 25.4% spot in the first nine months of 2020 to 53.8% and 46.2%, respectively, in the first nine months of 2021.

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

The following is a summary of our salaries, wages and benefits for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$158,942	$137,541	$445,445	$412,889
% of total operating revenue	32.4%	31.9%	31.4%	32.1%
% of revenue, before fuel surcharge	35.2%	34.1%	34.1%	34.7%

For the quarter ended September 30, 2021, the increase in salaries, wages and benefits in absolute dollar terms was due primarily to $9.0 million in higher driver wages due primarily to higher driver pay per mile partially offset by  decreased company driver miles, an increase of $8.3 million in office wages due in part to a 12.8% increase in average headcount as we continue to invest in our digital and strategic initiatives in furtherance of our goal to double our revenue within the next four years. During the third quarter of 2021, our group health and workers’ compensation expense increased 39.3% primarily due to increased group health claims severity as compared to the same quarter in 2020.

For the nine months ended September 30, 2021, the increase in salaries, wages and benefits in absolute dollar terms was due primarily to $19.3 million in higher office wages due in part to a 11.7% increase in average headcount as we continue to invest in our digital and strategic initiatives in furtherance of our goal to double our revenue within the next four years. We believe our office wages as a percentage of revenue will decrease as we scale our organization. Our driver wages increased $11.1 million despite a 7.5% decrease in company driver miles due primarily to the higher driver pay per mile. During the nine months ended September 30, 2021, our group health claims expense increased 21.1% due to increased severity partially offset by 10.3% decreased workers’ compensation expense primarily due to 25.9% fewer claims as compared to the same period in 2020.

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

The following is a summary of our fuel and fuel taxes for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$46,715	$33,208	$130,902	$103,265
% of total operating revenue	9.5%	7.7%	9.2%	8.0%
% of revenue, before fuel surcharge	10.3%	8.2%	10.0%	8.7%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$39,316	$27,790	$109,923	$96,051
Less: fuel surcharge revenue reimbursed to independent contractors	8,001	6,838	24,083	25,360
Company fuel surcharge revenue	31,315	20,952	85,840	70,691
Total fuel and fuel taxes	$46,715	$33,208	$130,902	$103,265
Less: company fuel surcharge revenue	31,315	20,952	85,840	70,691
Net fuel expense	$15,400	$12,256	$45,062	$32,574
% of total operating revenue	3.1%	2.8%	3.2%	2.5%
% of revenue, before fuel surcharge	3.4%	3.0%	3.4%	2.7%

For the quarter ended September 30, 2021, the increase in net fuel expenses was primarily the result of a 49.1% increase in the average company fuel price per gallon partially offset by a $10.4 million increase in company fuel surcharge revenue, a 5.5% decrease in company miles and a 1.8% increase in average miles per gallon compared to the same quarter in 2020.

For the nine months ended September 30, 2021, the increase in net fuel expenses was primarily the result of a 37.7% increase in the average company fuel price per gallon partially offset by a $15.1 million increase in company fuel surcharge revenue, a 7.5% decrease in company miles and a 1.7% increase in average miles per gallon compared to the same period in 2020.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$22,700	$20,956	$65,710	$64,168
Depreciation and amortization, net of (gains) losses on sale of property	19,509	25,785	65,096	77,871
Vehicle rents and depreciation and amortization of property and equipment	$42,209	$46,741	$130,806	$142,039
% of total operating revenue	8.6%	10.8%	9.2%	11.0%
% of revenue, before fuel surcharge	9.3%	11.6%	10.0%	11.9%

For the quarter ended September 30, 2021, the increase in vehicle rents was primarily due to increased trailers financed under operating leases partially offset by decreased short term rents compared to the same quarter in 2020. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a gain on sale of equipment of $1.5 million compared to a loss of $3.4 million and a decrease in the number of owned tractors compared to the same quarter in 2020.

For the nine months ended September 30, 2021, the increase in vehicle rents was primarily due to increased trailers financed under operating leases partially offset by decreased short term rents compared to the same quarter in 2020. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a decrease in the number of owned tractors combined with a decrease in loss on sale of equipment compared to the same period in 2020. The decrease in loss on sale is due in part to the equipment mix sold and the favorable used tractor and trailer market compared to the same period in 2020.

For calendar year 2021, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $130.0 million to $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant. This amount could expand to fund additional profitable growth opportunities. The balance of our equipment procurement will be funded through operating leases.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$159,152	$125,997	$458,302	$373,117
% of total operating revenue	32.4%	29.2%	32.3%	29.0%
% of revenue, before fuel surcharge	35.2%	31.2%	35.1%	31.3%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$159,152	$125,997	$458,302	$373,117
Less: fuel surcharge revenue reimbursed to independent contractors	8,001	6,838	24,083	25,360
Purchased transportation, net of fuel surcharge reimbursement	$151,151	$119,159	$434,219	$347,757
% of total operating revenue	30.8%	27.6%	30.6%	27.0%
% of revenue, before fuel surcharge	33.5%	29.5%	33.2%	29.2%

For the quarter ended September 30, 2021, the increase in purchased transportation, net of fuel surcharge reimbursement reflected a 36.9% increase in cost per Brokerage load, a 12.9% increase in Brokerage load count partially offset by a 36.3% decrease in independent contractor miles as compared to the same quarter in 2020.

For the nine months ended September 30, 2021, the increase in purchased transportation, net of fuel surcharge reimbursement reflected a 55.5% increase in cost per Brokerage load, a 6.0% increase in Brokerage load count partially offset by a 31.4% decrease in independent contractor miles as compared to the same period in 2020. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors.

If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment.

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

The following is a summary of our operating expenses and supplies expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$38,683	$33,927	$105,641	$101,249
% of total operating revenue	7.9%	7.9%	7.5%	7.9%
% of revenue, before fuel surcharge	8.6%	8.4%	8.1%	8.5%

For the quarter ended September 30, 2021, the primary factors driving the increase in operating expenses and supplies in absolute dollar terms were increased driver hiring costs as compared to the same quarter in 2020.

For the nine months ended September 30, 2021, the primary factors driving the increase in operating expenses and supplies in dollars terms were increased driver hiring costs partially offset by decreased tractor and trailer maintenance expenses and lease program expenses as compared to the same period in 2020.

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

The following is a summary of our insurance premiums and claims expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$18,242	$17,835	$58,952	$65,141
% of total operating revenue	3.7%	4.1%	4.2%	5.1%
% of revenue, before fuel surcharge	4.0%	4.4%	4.5%	5.5%

For the quarter ended September 30, 2021, the primary factors driving the slight increase in insurance premiums and claims in absolute dollar terms were increased auto liability premiums as compared to the same quarter in 2020.

For the nine months ended September 30, 2021, the primary factors driving the decrease in insurance premiums and claims were decreased physical damage and auto liability claims primarily as a result of reduced frequency partially offset by increased auto liability premiums as compared to the same period in 2020. We renewed our liability insurance policies effective September 1, 2021 and decreased our premiums 2.7% while preserving our coverage limits at $75.0 million per occurrence.

We believe we have an opportunity to continue to reduce our claims expense over time as a result the successful launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet from 2019, combined with the suspension of our OTR student program. During the first nine months of 2021 we experienced approximately 36% fewer preventable accidents than we did in the comparable prior year period which we believe contributed greatly to our lower insurance and claims expense despite higher premiums.  Although a decrease in frequency in claims reduced our expense during the year, to the extent we have an increase in severity these savings could be partially or fully offset.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of September 30, 2021, there was no fixed charge coverage ratio requirement.

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

At September 30, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $25.0 million in borrowings outstanding and $174.1 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility.

Cash Flows

Our summary statements of cash flows for the nine months ended September 30, 2021 and 2020 are set forth in the table below:

	Nine Months Ended
	September 30,
	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$70,304	$101,914
Net cash used in investing activities	$(71,052)	$(95,270)
Net cash provided by (used in) financing activities	$1,238	$(4,909)

Operating Activities

The decrease in cash flows from operating activities was due primarily to a $33.9 million increase in our operating assets, including a $29.7 million increase in accounts receivable, and a $13.3 million decrease in net income adjusted for noncash items offset by a $15.6 million increase in our operating liabilities Our accounts receivable increased primarily as a result of the $59.7 million increase in revenue for the quarter ended September 30, 2021 as compared to the same period in 2020. Our operating liabilities increased $15.6 million during the nine months ended September 30, 2021 as compared to the same period in 2020, due in part to increased accounts payable related primarily to third party carrier payables partially offset by decreased claims and insurance accruals related to timing of payments. Our decrease in net income adjusted for noncash items was due in part to lower available tractors, decreased average revenue miles per tractor per week, increased fuel costs per mile combined with increased driver payroll per mile offset by increases in our Brokerage gross margin, increased revenue per mile of 12.6%, decreased insurance premiums and claims along with decreased interest and other expense.

Investing Activities

For the nine months ended September 30, 2021, net cash flows used in investing activities decreased primarily as a result of decreased net capital expenditures of $24.2 million compared to the same period in 2020. During 2021, proceeds increased as a result of the equipment mix sold combined with a favorable used tractor and trailer market as compared to the same period in 2020. We expect our net capital expenditures for calendar year 2021 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing. If our growth strategy gains momentum beyond our current expectations, we may need to increase our capital expenditures to fund additional profitable growth opportunities.

Financing Activities

The increase in net cash flows provided by financing activities is due in part to decreased payments for other financing activities combined with borrowings in excess of debt repayments of $0.6 million as compared to the same period in 2020.

Working Capital

As of September 30, 2021, we had a working capital deficit of $66.4 million, representing a $0.2 million increase in our working capital from September 30, 2020. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of September 30, 2021, we had a working capital deficit of $30.7 million, compared with a working capital deficit of $32.3 million at September 30, 2020. The increase in working capital was primarily the result of increased accounts payable and accrued wages and benefits partially offset by increased accounts receivable and other current assets.

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

Off-Balance Sheet Arrangements

The Company had letters of credit of $28.1 million outstanding as of September 30, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at September 30, 2021 to acquire revenue equipment and other equipment for approximately $108.5 million and $2.7 million for terminal renovations during the remainder of 2021 and $9.0 million for terminal renovations during 2022.  These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

Contractual Obligations

During the nine months ended September 30, 2021, there were no material changes in our commitments or contractual obligations.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2020, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. We are amending and restating in its entirety the risk factor entitled “Difficulty in obtaining materials, equipment, goods and services from our vendors and suppliers could adversely affect our business,” from our Annual Report Form 10-K for the year ended December 31, 2020, as set forth below. The risk factors set forth below should be read in conjunction with the risk factors included in our Annual

Report on Form 10 K for the year ended December 31, 2020. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

The proposed new rule concerning mandatory COVID-19 vaccination of employees could have a material adverse effect our business, financial condition, and results of operations.

In September 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Department of Labor’s Occupational Safety and Health Administration (“OSHA”) is drafting an emergency rule to carry out this mandate (the “Emergency Rule”), which is expected to take effect in the coming weeks. It is currently unclear whether the Emergency Rule will include an exception for professional truck drivers. When the Emergency Rule is implemented, it could, among other things, (i) cause our unvaccinated employees to go to smaller employers, not subject to the Emergency Rule, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain new drivers due to the Emergency Rule. It is expected that a vaccination mandate that applies to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.  Furthermore, the actions by certain states may conflict with the Emergency Rule, causing further issues with compliance. Accordingly, the Emergency Rule, when implemented, could have a material adverse effect on our business, financial condition, and results of operations.

Difficulty in obtaining materials, equipment, goods and services from our vendors and suppliers could adversely affect our business.

We are dependent upon our suppliers for certain products and materials, including our tractors and trailers. If we fail to maintain favorable relationships with our vendors and suppliers, or if our vendors and suppliers are unable to provide the products and materials we need or undergo financial hardship, we could experience difficulty in obtaining needed goods and services because of production interruptions, limited material availability or other reasons, or we may not be able to obtain favorable pricing or other terms. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2021, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

U.S. XPRESS ENTERPRISES, INC.

Date: October 29, 2021	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer