Form 10-K
period 2021-12-31
US XPRESS ENTERPRISES INC
filed 2022-03-01
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☐ Yes ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $280.9 million (based upon the $8.60 per share closing price on that date as reported by The New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, including through groups, and no other persons, are affiliates.

As of February 18, 2022, the registrant had 35,001,769 shares of Class A common stock and 15,657,089 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the materials from the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be held on May 25, 2022, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, including our strategic initiatives, our ability to profitably scale and achieve operational efficiencies in Variant, as well as our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future utilization of independent contractors, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, margins, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions, legislation, and regulations, future fleet size and management, including allocation of trucks among Variant, Dedicated and legacy Over-the-Road, future shortages and pricing of new revenue equipment, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, the future impact and the anticipated effect of the COVID-19 pandemic and any related vaccination mandates on our business and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “seek,” “potential,” “goal,” “continue,” “will,” derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.              BUSINESS

Our Business

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.9 billion in total operating revenue in 2021. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based truck brokerage network. As of December 31, 2021, our fleet consisted of approximately 6,400 tractors and approximately 13,600 trailers, including approximately 1,200 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. The third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization. During 2021, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents, improve our customers’ and drivers’ satisfaction, and lower our costs.

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

Below is a brief overview of our service offerings:

		Approximate % of 2021 Revenue(1)	Description
Truckload (75%)	OTR	43%

    Transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling

    Includes our Variant fleet

    Short-term contracts and spot moves that include irregular route moves without volume and capacity commitments

    Tractors are operated with one driver or a team of two drivers to handle more time-sensitive, higher margin freight

    Routes are generally between 450 and 1,050 miles in length

    Fuel surcharge programs help us offset most of the negative impact of rising fuel prices associated with loaded or billed miles

	Dedicated Contract	32%

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

Brokerage		23%

    Non-asset-based freight brokerage service through which loads are contracted to third-party carriers

    Allocation strategy designed to maximize profitability of our Truckload fleet before outsourcing loads to third-party carriers

    In the past 12 months, we have utilized the capacity of approximately 24,000 third-party carriers

(1)	Based on revenue, before fuel surcharge. Approximately 2% of revenue is attributable to other ancillary services.

We primarily operate in the eastern half of the United States. We also have business to and from Mexico via a more variable cost model using third party carriers.  The revenue from such model is generated in the United States. During 2021 and 2020, all of our operating revenue was generated in the United States.

Customer Relationships

We maintain a diverse, long-standing customer base that includes many Fortune 500 companies, including Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. Our customers fall within a broad spectrum of geographies and end markets, including retail, food and beverage, e-commerce and packages, manufacturing, consumer products and third-party logistics. No other category comprised more than five percent of the end markets we served at December 31, 2021. Relationships with our top ten customers exceed ten years on average. For the year ended December 31, 2021, our largest customer accounted for approximately 11% of our revenue, excluding fuel surcharge.

Tractor and Trailer Fleets

We operate a modern fleet of approximately 5,200 company-owned tractors and approximately 13,600 trailers, and we also contract for additional tractor capacity through approximately 1,200 independent contractors, who provide both the tractor and a driver and, except for the trailer, which we generally provide, bear the operating expenses of each load. Our company tractor fleet continues to include the most advanced technology in today’s market including electronic logging devices (“ELDs”), electronic speed limiters, electronic roll stability, improved aerodynamics and fuel efficiency technologies, enhanced tractor connectivity with remote updating capabilities, improved automatic transmissions, lane departure and collision warning / avoidance systems, upgraded braking systems and event recorders. Each of our company tractors is also equipped with onboard communication units that offer real time freight positioning to our customers and instant communication between our drivers and us.

Tractors and trailers represent our most substantial capital investments. In general, we expect to operate a tractor for approximately 475,000 to 575,000 miles, which when averaged across our fleet as of December 31, 2021 equates to approximately 4.5 years of operation and a trailer for up to 10 years or more of operation. We depreciate or finance our equipment over their useful lives and down to salvage values that we expect to represent fair market value at the expected time of sale. Our ongoing capital expenditures are significant, and our annual depreciation expense is expected to be approximately equal to maintenance capital expenditures, net of proceeds of dispositions, assuming a constant percentage of leased versus owned equipment and a constant trade cycle. In practice, we vary our trade cycle and financing based on the market for new and used tractors, the quality, dependability and cost per mile to operate the equipment, our capital budget, expected tax benefits and other factors. Based on the volumes we purchase, we believe that we have a cost advantage in the procurement of new tractors and trailers compared to the prices paid by small trucking companies.

Our company tractors had an average age of approximately 1.7 years at December 31, 2021.

Our Competitive Strengths

We believe the following competitive strengths provide us with a strong foundation to continue to improve our profitability and stockholder value:

Industry leading truckload operator with significant scale

We are one of the largest asset-based truckload carriers in the United States in 2021 by total operating revenue and we believe our large scale provides us with significant benefits. These benefits include economies of scale on major expenditures such as tractors, trailers and fuel, as well as our overall infrastructure. Additionally, we can offer an enhanced value proposition for large customers who seek efficiency in sourcing capacity from a limited number of carriers and flexible capacity to accommodate seasonal surge volumes. Our established and well-maintained terminal network is capable of handling meaningfully larger volumes without meaningful additional investment.

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

Technology

We are focused on continual development and implementation of the digital initiatives that we believe are re-engineering our company to be a market leader in growth and profitability over the next decade. Within our Truckload reportable segment, Variant represents an entirely new paradigm for operating trucks in an Over-the-Road environment utilizing artificial intelligence and digital platforms to recruit, plan, dispatch and manage its fleet.  The division’s operating model, powered by cutting edge technology, has generated improvement in utilization while significantly reducing driver turnover, and preventable accidents per million miles, all as compared to our legacy OTR fleet. During the second half of 2021, Variant’s turnover, utilization, and revenue per tractor per week began to deteriorate and those trends accelerated in the fourth quarter. In December 2021, the Variant team began to transition its focus from idea generation to execution and scale the product that was developed. Since December 2021, the operational changes that we have made have translated to improvements in utilization, revenue per truck and overhead per truck.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 76.7% of our Brokerage transactions digitally in 2021. As we drive more volume over our digital platform, we believe our Brokerage segment will become much more scalable and allow us to profitably drive growth as we look to the years ahead.

Long-standing, diverse and resilient customer base

We maintain a long-standing customer base that includes many Fortune 500 companies with national footprints, including Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. As of December 31, 2021, relationships with our top ten customers exceeded ten years on average. Our portfolio of blue-chip customers allows us to benefit from the less cyclical and more-stable demand from grocery and dollar stores in addition to increasing demand due to secular growth trends in end-markets such as e-commerce. We also benefit from significant cross-selling opportunities among large key customers, as all of our top ten customers use at least two of our three service offerings, which allows us to have multiple points of contact with our customers and take advantage of varying bid cycles.

Modern fleet and maintenance system designed to optimize life cycle investment and minimize operating costs

Our fleet represents our largest capital investment, a visible representation of our brand for customers and drivers and a large portion of our controllable costs. We select, maintain and dispose of our fleet based on rigorous analysis of our investments and operating costs.

Our modern and well-maintained fleet consisted of approximately 5,200 company tractors with an average age of approximately 1.7 years and approximately 13,600 trailers at December 31, 2021. We also contracted for approximately 1,200 tractors provided by independent contractors at December 31, 2021. We equip our tractors with carefully selected components based on initial cost, maintenance requirements, warranty coverage, safety and efficiency advantages, driver preference and resale value. Our company tractor fleet is technologically advanced and equipped with safety and efficiency features, including using electronic logs since 2012, electronic speed limiters, automatic transmissions, lane departure and collision warning systems, air disc brakes and high performance wide brake drums, electronic roll stability and event recorders.

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

Independent Contractors

In addition to the company drivers that we employ, we enter into contracts with independent contractors. Independent contractors operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. Except for generally providing independent contractors with the use of our trailers, they are responsible for the ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, independent contractors can improve their own profitability and ours. We believe that the fleet of independent contractors we engage provides significant advantages that primarily arise from the motivation of business ownership. Independent contractors tend to produce more miles per tractor per week. As of December 31, 2021, the approximately 1,200 independent contractors we engage comprised approximately 17% of our available capacity, as measured by tractor count.

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

Human Capital Resources

General

As of December 31, 2021, we employed approximately 8,689 employees, of whom approximately 5,952 were drivers, approximately 321 were maintenance technicians and approximately 2,416 were office employees, including operations staff, sales and marketing, recruiting, safety and other support personnel. None of our employees are covered by a collective bargaining agreement.

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

Corporate Culture & Diversity

We recruit, develop, and retain diverse talent.  This strategy is paying huge dividends – not only for the organization, but for our employees. To foster their and our joint success, we seek to create an environment where people can do their best work—a place where they can proudly be their authentic selves, and where they know their needs can be met. Over the past several years we have committed to providing increased transparency on our inclusion and diversity commitments and are making progress in applying and advancing inclusiveness and diversity practices across our workplace.

Workforce culture is key to successfully achieving our operational objectives. In an industry that changes rapidly and as part of our intentional efforts to lead digital transformation throughout the organization, we understand ongoing training and development is needed for all employees. To address these evolving needs, we fill skill gaps through talent acquisition and through numerous training programs for our employees such as Leadership Excellence at the Peak, Leadership Excellence Fundamentals for new managers, Leadership Excellence Relationomics, Digital Communities of Practice, Digital Upskilling, access to over 4,000 courses through our learning management system. For our drivers we have re-envisioned our driver training program and developed and launched our new Professional Driver Onboarding Program in 2021.

We aspire to the highest standards of inclusiveness, diversity and equity. During 2021, we continued to focus on inclusion as we partnered with Wade Hinton as our Chief Inclusion Partner to conduct a detailed assessment of our inclusion and diversity efforts and develop a best-in-class strategy focused on culture of place and inclusion for the future.  We launched our self-identify survey to assist in making decisions from an inclusion and diversity standpoint.  We launched three Employee Resource Groups (“ERG”), Women’s ERG, Multi-Cultural ERG and Veteran’s ERG with great participation from our employees.  We have a strong commitment to creating a culture where everyone is included and respected. We are committed to diverse representation across all levels of the workforce while working to find the most qualified candidate for every position. We believe our differences make us stronger as a team, and it is through creating an environment that maximizes each individual’s contributions, intentional focus on our cultural goals, and continuous training and development that we and our employees succeed.

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours.  In June 2020 the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Certain industry groups have challenged these rules in court, and it remains unclear what, if anything, will come from such challenges. Any future changes to hours-of-service rules could materially adversely affect our results of operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating for our U.S. operations under this method, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rules would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis. Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review. Under the proposed rules, a carrier would be evaluated each month and could be given an “unfit” rating if the data collected from roadside inspections, investigations and onsite reviews did not meet certain standards. The proposed rule underwent a public comment period extending into May 2016 and several industry groups and lawmakers have expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”), and that the FMCSA must first finalize its review of the Compliance, Safety, Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such rule could be implemented. The FMCSA has also indicated that it is in the early phases of a new study on the causation of crashes. Although it remains unclear whether such study will ultimately be completed, the results of such study could spur further proposed and/or final rules in regard to safety and fitness.

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

Under the CSA, these scores were initially made available to the public in five of the seven categories. However, pursuant to the FAST Act which was signed into law in December 2015, the FMCSA was required to remove from public view the previously available CSA scores while it reviews the reliability of the scoring system. During this period of review by the FMCSA, we will continue to have access to our own scores and will still be subject to intervention by the FMCSA when such scores are above the intervention thresholds. A study was conducted and delivered to the FMCSA in June 2017 with several recommendations to make the CSA program more fair, accurate, and reliable. In late June 2018, the FMCSA provided a report to Congress outlining the changes it may make to the CSA program in response to the study. Such changes include the testing and possible adoption of a revised risk modeling theory, potential collection and dissemination of additional carrier data and revised measures for intervention thresholds. The adoption of such changes is contingent on the results of the new modeling theory and additional public feedback. Therefore, it is unclear if, when and to what extent such changes to the CSA program will occur. However, any changes that increase the likelihood of us receiving unfavorable scores could materially adversely affect our results of operations and profitability.

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

The final rule requiring the use of ELDs was published in December 2015. This rule required drivers of commercial motor vehicles that are required to keep logs to be ELD-compliant by December 2017. Use of automatic onboard recording devices was permitted until December 2019, at which time use of ELDs became required. We were fully converted to ELDs by the December 2019 deadline. We believe that more effective hours-of-service enforcement under this rule may improve our competitive position by causing all carriers to adhere more closely to hours-of-service requirements.

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a CDL. This new action will allow states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA has indicated it will allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, effective November 2021, states are required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

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

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver-training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the final rule by two years which extended the compliance date to February 2022. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could materially adversely affect our business, financial condition and results of operations.

The Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to help the industry’s ongoing driver shortage. The program is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

In December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit upheld the FMCSA’s determination that federal law does preempt California’s meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Corporation and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. The most recent example being the Protecting the Rights to Organize (“PRO”) Act, which was passed by the House of Representatives and received by the Senate in March 2021 and remains with the Senate’s Committee on Health, Education, Labor, and Pensions.  The PRO Act proposes to apply the “ABC Test” for classifying workers under Federal Fair Labor Standards Act claims.  It is unknown whether any of the proposed legislation will become law or whether any industry-based exemptions from any resulting law will be granted. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors and impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractors as employees would help states with this initiative.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April

30, 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) moves forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the U.S. Supreme Court (the “Supreme Court”) to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction will remain in place until the Supreme Court makes a decision on whether to proceed in hearing the case. While the stay of the AB5 mandate provides temporary relief to the enforcement of AB5, it remains unclear how long such relief will last, and whether the CTA will ultimately be successful in invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

In August 2011, the National Highway Traffic Safety Administration (the “NHTSA”) and the EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s new tractor purchases in 2021 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards.

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. The EPA anticipates taking final action on the new plan, commonly referred to as the “Cleaner Trucks Initiative,” as soon as 2022. The EPA is targeting 2027 for these new standards to take effect and is also working on enacting more stringent greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and have been phased in over several years for older equipment. In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise materially adversely affect our business, financial condition and results of operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. While ACT does not apply to those simply operating tractors in California, it could affect the cost and/or supply of traditional diesel tractors and may lead to similar legislation in other states or at the federal level.

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

Executive and Legislative Climate

It is still to be determined how President Biden’s leadership will impact our industry. That being said, President Biden has indicated his intent to make a green infrastructure package a top priority for his administration. Any measure in furtherance thereof could draw from the Build Back Better Act (the “BBB”), which passed the U.S. House of Representatives, but is facing resistance in the U.S. Senate. As currently proposed, the BBB would impact transportation by allocating funds to address various industry related issues such as port congestion and traffic safety enforcement. The bill also promotes a myriad of low-emission programs, transit services and clean energy projects, as well as funding for climate change research. It is unclear whether these legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

President Biden also has indicated an intention to make substantial changes to the current U.S. tax laws during his administration, including changes to the way capital gains are treated. Any changes to U.S. tax laws may have an adverse impact on our business and profitability.

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

The IIJA was signed into law by President Biden in November 2021.  The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Among provisions in the law specific to trucking is the aforementioned apprenticeship program for drivers younger than 21 to eventually qualify to drive commercial trucks in interstate commerce. It remains unclear how the IIJA will be implemented into and effect our industry. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

Given COVID-19’s considerable effect on our industry, the FMCSA issued and/or extended various temporary responsive measures throughout the year. Although, to date, these measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures remain unclear and could have a negative impact on our operations.

In November 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Emergency Rule has been blocked by the Supreme Court. Effective January 2022, the U.S. is prohibiting unvaccinated foreigners from crossing the U.S.-Mexico border and U.S.-Canada border. Furthermore, effective January 2022, Canada is prohibiting unvaccinated foreigners, including U.S. citizens, from crossing their border. These border requirements, as well as any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers.  Any vaccination, testing or mask mandates that are interpreted as applying to drivers would significantly reduce the pool of drivers available to us and our industry, which would further impact the extreme shortage of available drivers.   Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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

Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in and expansion of our business, including our continued focus on expanding Variant, while finding the proper balance of domain expertise and focusing on execution and scale, or by changes in economic conditions. Further, many of our strategic initiatives are focused on the development and deployment of technology. These new technology-driven initiatives have a high degree of risk, as they involve unproven business strategies and technologies with which we have limited or no prior experience. Because such offerings and technologies are new, they may involve unforeseen expenses and regulatory and other risks. There can be no assurance that these initiatives will generate sufficient revenue to offset any new expenses or liabilities associated with these new investments. It is also possible that technology developed or deployed by others will render our technology noncompetitive or obsolete. Further, our development and deployment efforts with respect to new technologies could distract management from current operations, and will divert capital and other resources from our historical operations. Despite the implementation of our operational and tactical strategies and initiatives, we may be unsuccessful in achieving cost reductions and revenue expansion in the time frames we expect or at all. Further, our results of operations may be materially adversely affected by a failure to transition our legacy OTR fleet to Variant, further penetrate our existing customer base, cross-sell our services, secure new customer opportunities and manage the operations and expenses of new or growing services, including Variant. There is no assurance that we will be successful in achieving any of our business strategies. Even if we are successful in executing our business strategies, we still may not achieve our goals.

We have invested significant resources to develop and grow our Variant fleet and we had 1,555 tractors in this fleet at December 31, 2021.  Variant’s operations are performing below our expectations.  Additionally, in December 2021, we announced a leadership change at Variant.  If we are unable to improve the performance of Variant, we could be forced to re-integrate Variant’s operations into our OTR and Dedicated operations, which would be disruptive, could result in further write-offs of intangibles and loss of drivers, and could have a material adverse effect on our results of operations.

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

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or the scarcity or growth of loans for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by COVID-19 related social distancing requirements. Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes COVID-19 mitigation measures, such as vaccination, testing, and mask mandates, and an improved economy could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We have implemented driver pay increases to address this shortage and we are implementing initiatives aimed at reducing the daily friction faced by our drivers in hopes of reducing turnover. However, the compensation we offer our drivers and independent contractor expenses are subject to market conditions and our initiatives to reduce driver turnover may prove unsuccessful, therefore we may find it necessary to further increase driver compensation, change the structure of our driver compensation and/or become subject to increased independent contractor expenses in future periods, which could materially adversely affect our growth and profitability.

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

As independent business owners, independent contractors may make business or personal decisions that may conflict with our best interests such as denying loads of freight from time to time.  Additionally, independent contractors may be unable to obtain or retain equipment financing, which could affect their ability to continue to act as a third-party service provider for the Company.  In these circumstances, we must be able to deliver the freight timely in order to maintain relationships with customers, and if we fail to meet certain customer needs or incur increased expenses to do so, this could materially adversely affect our relationship with customers and our results of operations.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as supply and demand, political events, terrorist activities, armed conflicts, commodity futures trading, depreciation of the dollar against other currencies, weather events and other natural disasters, which could increase in frequency and severity due to climate change, as well as other man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, including China, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, shortages, rationings, or supply disruptions would materially adversely affect our business, financial condition and results of operations.

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

Our Brokerage segment is dependent upon the services of third-party carriers, including other truckload carriers. For this business, we do not own or control the transportation assets that deliver our customers’ freight and we do not employ the providers directly involved in delivering the freight. These third-party providers may seek other freight opportunities and/or require increased compensation in times of improved freight demand or tight truckload capacity. If we are unable to secure the services of these third parties or if we become subject to increases in the prices we must pay to secure such services, our business, financial condition and results of operations may be materially adversely affected, and we may be unable to serve our customers on competitive terms. Our ability to secure sufficient equipment or other transportation services may be affected by many risks beyond our control, including equipment shortages, increased equipment prices, new entrants with different business models, interruptions in service due to labor disputes, driver shortage, changes in regulations impacting transportation and changes in transportation rates.

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

Our operations, and those of our technology and communications service providers are vulnerable to interruption by natural disasters, such as fires, storms, and floods, which may increase in frequency and severity due to climate change, as well as power loss, telecommunications failure, network disruptions, cyber-attacks, terrorist attacks, Internet failures, malicious intrusions, computer viruses and other events that may be beyond our control. Furthermore, many of our strategic initiatives would require further integration of technology into our operations, which could exacerbate the effects of any such interruption. In addition, remote or flexible work options for our employees could create increased demand for information technology resources and increase the avenues for unauthorized access to sensitive information, phishing, and other cyberattacks. If any of our critical information technology assets fail or become otherwise unavailable, whether as a result of a cybersecurity breach, upgrade project or otherwise, we would have to perform certain functions manually, which could temporarily impact our ability to manage our fleet efficiently, respond to customers’ requests effectively, maintain billing and other records reliably, and bill for services and prepare financial statements accurately or in a timely manner. Although we maintain business interruption insurance, it may be inadequate to protect us in the event of an unforeseeable and extreme catastrophe. Any significant system failure, upgrade complication, security breach or other system disruption could interrupt or delay our operations, damage our reputation, cause us to lose customers or impact our ability to manage our operations and report our financial performance, any of which could have a material adverse effect on our business, financial condition and results of operations. In addition, we are currently dependent on a single vendor platform to support certain information technology functions. If the stability or capability of such vendor is compromised and we were forced to migrate to a new platform, it could materially adversely affect our business, financial condition and results of operations.

We are exposed to the credit, reputational and relationship risks of certain of our former equity investments.

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

Our business depends on our reputation and the value of the U.S. Xpress and Variant brands.

We believe that the U.S. Xpress and Variant brand names symbolizes high-quality service and reliability and are a significant sales and marketing tool to which we devote substantial resources to promote and protect. Adverse publicity, whether or not justified, related to activities by our drivers, independent contractors or agents, such as accidents, customer service issues or noncompliance with laws, could tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of value in our brands could reduce the demand for our services and have a material adverse effect on our financial condition and results of operations, and require additional resources to rebuild our reputation and restore the value of our brands.

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

Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Currently, tractor and trailer manufacturers are experiencing significant shortages of semiconductor chips and other component parts and supplies, including steel, forcing many manufacturers to curtail or suspend their production, which has led to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

Seasonality and the impact of weather and other catastrophic events affect our operations and profitability.

Our tractor productivity decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments after the winter holiday season. Revenue may also be adversely affected by inclement weather and holidays, since revenue is directly related to available working days of shippers. At the same time, operating expenses increase and fuel efficiency declines because of engine idling and harsh weather creating higher accident frequency, increased claims and higher equipment repair expenditures. We also may suffer from natural disasters and weather events, such as tornadoes, hurricanes, blizzards, ice storms, floods and fires, which may increase in frequency and severity due to climate change, as well as other man-made disasters. These events may disrupt fuel supplies, increase fuel costs, disrupt freight shipments or routes, affect regional economies, damage or destroy our assets or adversely affect the business or financial condition of our customers, any of which could materially adversely affect our results of operations or make our results of operations more volatile.

COMPLIANCE RISKS

We retain high deductibles on a significant portion of our claims exposure, which could significantly increase the volatility of, and decrease the amount of, our earnings and materially adversely affect our results of operations.

We retain high deductibles on a significant portion of our claims exposure and related expenses associated with third-party bodily injury and property damage, employee medical expenses, workers’ compensation, physical damage to our equipment and cargo loss. With respect to our third-party insurance, reduced capacity in the insurance market for trucking risks can make it more difficult to obtain both primary and excess insurance, can necessitate procuring insurance offshore, and could result in increases in collateral requirements on those primary lines that require securitization. For a description of our insurance coverage, please see “Insurance” under “Item 1. Business.”

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

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors, and our classification of independent contractors has been the subject of audits by such authorities from time to time. Companies that use lease-purchase independent contractor programs, such as us, have been more susceptible to reclassification lawsuits, and several recent decisions have been made in favor of those seeking to classify independent contractor truck drivers as employees. If the independent contractors with whom we contract are determined to be employees, we would incur additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee benefits and tax withholdings, and our business, financial condition and results of operations could be materially adversely affected. For further discussion of legislation regarding independent contractors, please see “Regulation” under “Item 1. Business.”

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

Certain of our subsidiaries are currently exceeding the established intervention thresholds in one or more of the seven CSA safety-related categories. Based on these unfavorable ratings, we may be prioritized for an intervention action or roadside inspection, either of which could materially adversely affect our business, financial condition and results of operations. In addition, customers may be less likely to assign loads to us. For further discussion of the CSA program, please see “Regulation” under “Item 1. Business”

Receipt of an unfavorable DOT safety rating could have a material adverse effect on our operations and profitability.

All of our motor carriers currently have a satisfactory DOT safety rating, which is the highest available rating under the current safety rating scale. If one of our motor carriers were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, financial condition and results of operations as customer contracts may require a satisfactory DOT safety rating, and a conditional or unsatisfactory rating could materially adversely affect or restrict our operations. For further discussion of the DOT safety rating system, please see “Regulation” under “Item 1. Business”

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs and materially adversely affect our business.

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

Increasing attention on environmental, social and governance (“ESG”) matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Companies are facing increasing attention from stakeholders relating to ESG matters, including environmental stewardship, social responsibility, and diversity and inclusion. Organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price.

We recently published our Corporate Responsibility Report. This report reflects our current initiatives and is not a guarantee that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy our stakeholders, then our reputation, our ability to attract or retain employees, and our attractiveness as an investment and business partner could be negatively impacted. Similarly, our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

FINANCIAL RISKS

Our existing and future indebtedness could limit our flexibility in operating our business or adversely affect our business and our liquidity position.

We have significant amounts of indebtedness outstanding, including obligations under the credit facility we entered into in January 2020 that is structured as a $250.0 million revolving credit facility (the “Credit Facility”), equipment installment notes, finance leases and secured notes. As of December 31, 2021, we had indebtedness of $376.0 million. Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in financing agreements governing such indebtedness could:

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

The truckload industry generally, and our truckload offering in particular, is capital intensive and asset heavy, and our policy of maintaining a young, technology-equipped fleet requires us to expend significant amounts in capital expenditures annually. The amount and timing of such capital expenditures depend on various factors, including anticipated freight demand and the price and availability of assets, as well as the availability and price of revenue equipment. If anticipated demand differs materially from actual usage, our capital-intensive Truckload segment may have too many or too few assets. Moreover, resource requirements vary based on customer demand, which may be subject to seasonal or general economic conditions. During periods of decreased customer demand, our asset utilization may suffer.

We expect to pay for projected capital expenditures with cash flows from operations or financing available under our existing debt instruments and new debt instruments. Although our business volume is not highly concentrated, our customers’ financial failures or loss of customer business may materially adversely affect us. If we were unable to generate sufficient cash from operations, we would need to seek alternative sources of capital, including financing, to meet our capital requirements. In the event that we are unable to generate sufficient cash from operations or obtain financing on favorable terms in the future, we may have to limit our fleet size, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could have a materially adverse effect on our profitability.

Increased prices for new revenue equipment, design changes of new engines, future use of autonomous tractors, and volatility in the used equipment market, could materially adversely affect our business, financial condition, results of operations and profitability.

We are subject to risk with respect to higher prices for new tractors. We have at times experienced an increase in prices for new tractors, including significant increase in recent quarters, and the resale value of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) increases in commodity prices, (iii) shortages of component parts, such as semiconductors and steel, and (iv) and due to the pricing discretion of equipment manufacturers in periods of high demand. Compliance with EPA regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise materially adversely affect our business, financial condition and results of operations as the regulations become effective. Furthermore, future use of autonomous tractors could increase the price of new tractors and decrease the value of used non-autonomous tractors.

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

We have a history of net losses.

We have generated a profit in three of the last five years. Improving profitability depends upon numerous factors, including our ability to successfully execute both our ongoing and planned strategic initiatives, such as increasing our fleet efficiency and utilization, decreasing driver turnover and further refinement of our business mix profile. We may not be able to improve profitability in the future. If we are unable to improve our profitability, our liquidity, business, financial condition and results of operations may be materially adversely affected.

Our total assets include goodwill and other intangibles. If we determine that these items have become impaired in the future, net income could be materially adversely affected.

As of December 31, 2021, we had recorded goodwill of $59.2 million and other intangible assets of $24.1 million primarily as a result of certain customer relationships connected with certain acquisition-related transactions and trade names. Goodwill represents the excess of the consideration paid by us over the estimated fair value of identifiable net assets acquired by us. We may never realize the full value of our goodwill or intangible assets. Any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would have a material adverse effect on our business, financial condition and results of operations.

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

Changes in taxation could lead to an increase of our tax exposure and could affect the Company’s financial results.

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%.  If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position.  At December 31, 2021, the Company had a total deferred income tax liability of $24.3 million.  The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse.  Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%.  If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

COVID-19 RISKS

We could be negatively impacted by the COVID-19 outbreak or other similar outbreaks.

Certain of our operations and personnel at our headquarters in Chattanooga, Tennessee, and other locations have already been working remotely, which could disrupt our management, business, finance, and financial reporting teams, and which could intensify over time. We have experienced absences and terminations among our driver and non-driver personnel due to the outbreak of COVID-19.  Further, our operations, particularly in areas of increased COVID-19 infections, could be disrupted.  Negative financial results, operational disruptions, driver and non-driver absences, uncertainties in the market, and a tightening of credit markets, caused by COVID-19, including its variants, other similar outbreaks, or a recession, could have a material adverse effect on our liquidity, reduce credit options available to us, make it more difficult to obtain amendments, extensions, and waivers, and adversely impact our ability to effectively meet our short- and long-term obligations. Furthermore, government vaccination, testing, and mask mandates could increase our turnover and make recruiting more difficult, particularly among our driver and maintenance personnel. See "Regulation" in “Item 1. Business.”, for additional details regarding COVID-19 vaccine, testing, and mask mandates.

The outbreak of COVID-19 has significantly increased uncertainty in the economy. Risks related to a slowdown or recession are described in our risk factor titled “Our business is subject to economic, business and regulatory factors affecting the truckload industry that are largely beyond our control, any of which could have a material adverse effect on our results of operations.”

Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the virus, the distribution and availability of vaccines, vaccine hesitancy, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

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

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on The New York Stock Exchange, under the symbol “USX.”

Holders of Record

As of February 18, 2022, we had approximately two stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 18, 2022, Messrs. Eric and Max Fuller and Ms. Lisa Quinn Pate, together with certain trusts for the benefit of any of them and certain entities owned by any of them, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our Class A or Class B common stock during the year ended December 31, 2021.

ITEM 6.           RESERVED

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

Overview

Total revenue for 2021 increased by $206.4 million to $1.9 billion as compared to 2020. The increase was primarily a result of a 66.5% increase in Brokerage revenue to $381.0 million, a $31.3 million increase in fuel surcharge and a $22.9 million increase in Truckload revenue. Excluding the impact of fuel surcharge revenue, revenue increased $175.1 million to $1.8 billion, an increase of 10.8% as compared to the prior year.

Operating income for 2021 was $18.4 million compared to $43.6 million in 2020. We delivered a 99.1% operating ratio for the year compared to 97.5% in 2020. Our profitability decreased largely as a result of decreased revenue miles per tractor of 7.8%, a 6.3% decrease in available tractors combined with increases in technology and personnel expenses and higher net fuel costs partially offset by an increase in our Brokerage gross margin to 12.6% compared to 8.5% in 2020 on higher Brokerage revenue.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. Variant exited 2021 with 1,555 tractors, achieving our goal of 1,500 tractors by year end. Variant continued to not only scale but outperform the legacy OTR fleet from 2019 in key metrics such as turnover, utilization, preventable accidents per million miles, and average revenue per tractor per week. During the second half of 2021, Variant’s turnover, utilization, and revenue per tractor per week began to deteriorate and those trends accelerated in the fourth quarter. In December the Variant team began to transition its focus from idea generation to execution and scale the product that was developed. Since December, the operational changes that we have made have translated to improvements in utilization, revenue per truck and overhead per truck. While the conversion will not be linear, we expect our margins to expand further over time. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

While we believe our margins will expand as we continue to convert more of our trucks to our Variant platform, we also see tremendous growth opportunity given the highly fragmented nature of the U.S. trucking market. We believe our Variant business model directly addresses our drivers’ frustrations as our model delivers higher utilization and pay which has directly contributed to a significant drop in turnover. We reached a major milestone in 2021 as Variant tractor count growth outpaced attrition in the legacy OTR division, driving total tractor count growth sequentially.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 76.7% of our Brokerage transactions digitally in 2021. We continue to grow revenue, load count, and the percentage of transactions processed on our digital platform in our Brokerage segment in line with our near-term profitability expectations for this business. Our focus remains on capturing market share and growing load count from a more diverse customer base, building out our carrier network density, and delivering purpose built technological products to our customers. We believe these actions will all positively contribute to operating margin improvement in the Brokerage segment at scale.

In our Dedicated division, our team successfully addressed pricing in certain Dedicated accounts as a result of driver and capacity cost inflation. As a result, our overall Dedicated rates increased 6.6% in 2021 compared to 2020.

We expect a robust freight market early in the year that moderates as the year goes on, due to improvements in the supply chain, inventory restocking, and perhaps some slowing of manufacturing and imports based on the Federal Reserve tightening interest rates and a return to consumer spending on services. On the supply side, the market for experienced drivers remains challenging and shortages of new tractors and trailers should limit capacity expansion. These conditions are expected to continue to support increases in our OTR contract rates and lesser in Dedicated, at least the first half of the year.

Investment in TuSimple

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and at December 31, 2021, the fair value of our investment was $12.7 million and we recorded an unrealized gain on investment of $7.7 million during the year in other expense (income) within the consolidated statements of comprehensive income (loss).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Reportable Segments

Our business is organized into two reportable segments, Truckload and Brokerage. Our Truckload segment offers truckload services, including OTR trucking (including Variant) and dedicated contract services. Our OTR service offering transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling pursuant to short-term contracts and spot moves that include irregular route moves without volume and capacity commitments. Tractors are operated with a solo driver or, when handling more time-sensitive, higher-margin freight, a team of two drivers. Our dedicated contract service offering provides similar freight transportation services, but with contractually assigned equipment, drivers and on-site personnel to address customers’ needs for committed capacity and service levels pursuant to multi-year contracts with guaranteed volumes and pricing. Our Brokerage segment is principally engaged in non-asset-based freight brokerage services, where loads are contracted to third-party carriers.

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States, including through Variant. While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico through a variable cost model using third party carriers. The revenue from such model is generated in the United States. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

We are typically paid a predetermined rate per load or per mile for our Truckload services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities and other specialized services. Consistent with industry practice, our typical customer contracts (other than those contracts in which we have agreed to dedicate certain tractor and trailer capacity for use by specific customers) do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and trucking capacity. In our dedicated contract service offering, which comprised approximately 42.9% of our Truckload operating revenue, and approximately 43.3% of our Truckload revenue, before fuel surcharge, for 2021, we provide service under contracts with fixed terms, volumes and rates. Dedicated contracts are often used by our customers with high-service and high-priority freight, sometimes to replace private fleets previously operated by them. We expect to grow our dedicated business as a percentage of our average tractors.

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

Approximately 17% of our total tractor fleet was operated by independent contractors at December 31, 2021. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass-through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated by type for the periods indicated is as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Revenue, before fuel surcharge	$1,794,278	$1,619,199
Fuel surcharge	154,248	122,902
Total operating revenue	$1,948,526	$1,742,101

The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing and volumes in our Brokerage segment, increased miscellaneous revenues combined with increased fuel surcharge revenues.

A summary of our revenue generated by segment for the periods indicated is as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Truckload revenue, before fuel surcharge	$1,413,272	$1,390,374
Fuel surcharge	154,248	122,902
Total Truckload operating revenue	1,567,520	1,513,276
Brokerage operating revenue	381,006	228,825
Total operating revenue	$1,948,526	$1,742,101

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge, for the periods indicated.

	Year Ended
	December 31,
	2021	2020
Over the road
Average revenue per tractor per week	$3,732	$3,650
Average revenue per mile	$2.333	$1.976
Average revenue miles per tractor per week	1,600	1,847
Average tractors	3,442	3,675
Dedicated
Average revenue per tractor per week	$4,359	$4,084
Average revenue per mile	$2.518	$2.363
Average revenue miles per tractor per week	1,731	1,728
Average tractors	2,564	2,735
Consolidated
Average revenue per tractor per week	$4,000	$3,835
Average revenue per mile	$2.416	$2.135
Average revenue miles per tractor per week	1,656	1,796
Average tractors	6,006	6,410

The primary factors driving the changes in Truckload revenue, were a 13.2% increase in average revenue per loaded mile primarily due to an approximate 9.0% increase in contractual rates combined with a greater than 40% increase in spot rates, and an increase of $54.2 million in miscellaneous revenue partially offset by a 7.8% decrease in average revenue miles per tractor per week and a 6.3% decrease in average available tractors. Fuel surcharge revenue increased by $31.3 million, or 25.5%, to $154.2 million, compared with $122.9 million in 2020. The DOE national weekly average fuel price per gallon averaged approximately $0.72 per gallon higher for 2021 compared to 2020. The increase in fuel surcharge revenue primarily relates to increased fuel prices partially offset by a 13.8% decrease in revenue miles compared to 2020.

The key performance indicator of our Brokerage segment is gross margin percentage (brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers. The following table lists the gross margin percentage for our Brokerage segment for the years ended December 31, 2021 and 2020.

	Year Ended
	December 31,
	2021	2020
Gross margin percentage	12.6%	8.5%

The primary factors driving the increase in Brokerage revenue were a 53.7% increase in average revenue per load combined with an 8.4% increase in load count. We experienced an increase in our gross margin to 12.6% in 2021, compared to 8.5% in 2020. The increase in gross margin was due to the increase in revenue per load of 53.7% exceeding the 46.8% increase in cost per load as compared to 2020.

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

The following is a summary of our salaries, wages and benefits for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Salaries, wages and benefits	$619,983	$556,507
% of total operating revenue	31.8%	31.9%
% of revenue, before fuel surcharge	34.6%	34.4%

The increase in absolute dollar terms was due primarily to $32.8 million in higher office wages due in part to a 11.0% increase in average headcount combined with a 11.3% increase in average wages per employee as we continue to invest in our digital and strategic initiatives to create a platform that we believe will allow for us to significantly increase our revenues. Our driver wages increased $25.8 million despite a 6.0% decrease in company driver miles due primarily to a 14.9% increase in driver pay per mile. During 2021, our group health and workers’ compensation expense increased approximately 13.3%, due to increased group health claims expense partially offset by a slight decrease in our workers’ compensation premiums compared to 2020. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Fuel and fuel taxes	$182,875	$136,677
% of total operating revenue	9.4%	7.8%
% of revenue, before fuel surcharge	10.2%	8.4%

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

	Year Ended
	December 31,
	2021	2020

	(dollars in thousands)
Total fuel surcharge revenue	$154,248	$122,902
Less: fuel surcharge revenue reimbursed to independent contractors	32,503	31,585
Company fuel surcharge revenue	$121,745	$91,317
Total fuel and fuel taxes	$182,875	$136,677
Less: company fuel surcharge revenue	121,745	91,317
Net fuel expense	$61,130	$45,360
% of total operating revenue	3.1%	2.6%
% of revenue, before fuel surcharge	3.4%	2.8%

During 2021, the increase in net fuel expenses was primarily the result of a 42.5% increase in the average company fuel price per gallon, partially offset by a 1.5% increase in average miles per gallon and a $30.4 million increase in company fuel surcharge revenue as compared to 2020. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, and the percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

Vehicle Rents and Depreciation and Amortization

Vehicle rents consist primarily of payments for tractors and trailers financed with operating leases. The primary factors affecting this expense item include the size and age of our tractor and trailer fleets, the cost of new equipment and the relative percentage of owned versus leased equipment.

Depreciation and amortization consists primarily of depreciation for owned tractors and trailers and to a lesser extent computer software amortization. The primary factors affecting these expense items include the size and age of our tractor and trailer fleets, the cost of new equipment and the relative percentage of owned equipment and equipment acquired through debt or finance leases versus equipment leased through operating leases. We use a mix of finance leases and operating leases to finance our revenue equipment with individual decisions being based on competitive bids and tax projections. Gains or losses realized on the sale of owned revenue equipment are included in depreciation and amortization for reporting purposes.

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

The following is a summary of our vehicle rents and depreciation and amortization for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Vehicle rents	$90,085	$86,684
Depreciation and amortization, net of (gains) losses on sale of property	81,976	102,827
Vehicle rents and depreciation and amortization of property and equipment	$172,061	$189,511
% of total operating revenue	8.8%	10.9%
% of revenue, before fuel surcharge	9.6%	11.7%

The increase in vehicle rents was primarily due to increased tractors and trailers financed under operating leases compared to 2020 partially offset by decreased short term trailer rentals. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a gain on sale of equipment of $1.0 million compared to a loss of $12.7 million combined with a decrease in number of tractors owned compared to 2020. The decrease in loss on sale is due in part to the equipment mix sold and the favorable used tractor and trailer market compared to 2020. Looking forward to 2022, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $130.0 to $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant. This amount could expand to fund additional profitable growth opportunities. The balance of our equipment procurement will be funded through operating leases.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Purchased transportation	$634,271	$516,196
% of total operating revenue	32.6%	29.6%
% of revenue, before fuel surcharge	35.3%	31.9%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Purchased transportation	$634,271	$516,196
Less: fuel surcharge revenue reimbursed to independent contractors	32,503	31,585
Purchased transportation, net of fuel surcharge reimbursement	$601,768	$484,611
% of total operating revenue	30.9%	27.8%
% of revenue, before fuel surcharge	33.5%	29.9%

The increase in purchased transportation reflected a 46.8% increase in cost per Brokerage load, an 8.4% increase in our Brokerage load count, partially offset by a 32.6% decrease in independent contractor miles as compared to 2020. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

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

The following is a summary of our operating expenses and supplies for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Operating expenses and supplies	$147,779	$133,356
% of total operating revenue	7.6%	7.7%
% of revenue, before fuel surcharge	8.2%	8.2%

The primary factors driving the increase in operating expenses and supplies were increased driver recruiting costs partially offset by decreased maintenance related to our lease program as compared to 2020. During 2021, the number of trucks we leased to independent contractors decreased by approximately 30% compared to 2020.

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

The following is a summary of our insurance premiums and claims expense for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
Insurance premiums and claims	$83,376	$87,053
% of total operating revenue	4.3%	5.0%
% of revenue, before fuel surcharge	4.6%	5.4%

Insurance premiums and claims decreased primarily due to decreased physical damage claims primarily as a result of reduced frequency partially offset by increased auto liability premiums as compared to 2020. Our liability claims expense remained essentially constant as we incurred two large claims in the fourth quarter of 2021. We renewed our liability insurance policies effective September 1, 2021 and decreased our premiums 2.8% while preserving our coverage limits at $75.0 million per occurrence.

We believe we have an opportunity to continue to reduce our claims expense over time as a result of the launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet from 2019, combined with the suspension of our OTR student program. During 2021 we experienced approximately 31% fewer preventable accidents than we did in the prior year which we believe contributed greatly to our lower insurance and claims expense despite higher premiums.  Although a decrease in frequency in claims reduced our expense during the year, to the extent we have an increase in severity these savings could be partially or fully offset.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Year Ended December 31,
	2021	2020

	(dollars in thousands)
General and other operating expenses	$62,623	$55,176
% of total operating revenue	3.2%	3.2%
% of revenue, before fuel surcharge	3.5%	3.4%

General and other expenses increased primarily due to other professional and administrative expenses along with increased travel and entertainment expense as compared to 2020.

Other

During 2021, we recorded an unrealized gain of $7.7 million related to our investment in TuSimple. During 2020, we sold our interest in Arnold and recorded a $2.0 million loss on the sale.

Interest

Interest expense consists of cash interest, amortization of original issuance discount and deferred financing fees.

The following is a summary of our interest expense for the periods indicated:

	Year Ended December 31,
	2021	2020

	(in thousands)
Interest expense, excluding non-cash items	$13,919	$17,757
Original issue discount and deferred financing amortization	613	1,090
Interest expense, net	$14,532	$18,847

For 2021, interest expense decreased $4.3 million, primarily due to decreased borrowings and lower average interest rates as compared to 2020. In January 2020, we entered into a new $250.0 million revolving Credit Facility paying off our higher interest rate existing credit facility.

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

We make substantial net capital expenditures to maintain a modern company tractor fleet, refresh our trailer fleet and strategically expand our fleet. During 2022, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 to 575,000 miles. Additionally, we expect to replace our tractor lease maturities with a mix of owned and leased replacements as we convert a portion of our leased tractors to owned. Our mix of owned and leased equipment may vary over time due to tax treatment, financing options and flexibility of terms, among other factors.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of December 31, 2021, there was no fixed charge coverage ratio requirement.

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

The Company has letters of credit of $28.1 million outstanding as of December 31, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

See Notes 9 and 10 to the accompanying consolidated financial statements for additional disclosures regarding our debt and leases, respectively.

Cash Flows

Our summary statements of cash flows for the periods indicated are set forth in the table below:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$78,567	$150,889
Net cash used in investing activities	(96,997)	(111,603)
Net cash provided by (used in) financing activities	18,620	(39,468)

Operating Activities

For 2021, we generated cash flows from operating activities of $78.6 million, a decrease of $72.3 million compared to 2020. The decrease was due primarily to a $41.2 million decrease in net income adjusted for noncash items, combined with a $41.6 million increase in our operating assets partially offset by increased operating liabilities. Our operating assets increased $41.6 million due in part to increased revenues during 2021 as compared to 2020, combined with increased long term prepaids and other receivables offset by increased accounts payable and accrued wages and benefits related to timing of payments offset by decreased claims and insurance accruals. Our decrease in net income adjusted for noncash items was due in part to lower available tractors, decreased average revenue miles per tractor per week, increased fuel costs per mile combined with increased office and driver payroll offset by increases in our Brokerage gross margin, increased revenue per mile of 13.2%, decreased insurance premiums and claims along with decreased interest and other expense.

Investing Activities

For 2021, net cash flows used in investing activities were $97.0 million, a decrease of $14.6 million compared to 2020. This decrease is primarily the result of decreased net capital expenditures of $7.7 million combined with decreased other investment outflows of $6.9 million. Our net equipment purchases as compared to 2020 decreased slightly while our technology capital expenditures increased as we continue to invest in our digital initiatives. During 2021, proceeds increased as a result of the equipment mix sold combined with a favorable used tractor and trailer market as compared to the same period in 2020. We expect our net capital expenditures for calendar year 2022 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing.

Financing Activities

For 2021, net cash flows provided by financing activities were $18.6 million compared to $39.5 million used in 2020. During 2021, our debt borrowing in excess of debt repayments were $11.0 million compared to $37.1 million debt repayments in excess of debt borrowing during 2020. At the end of 2021, our book overdraft which is comprised of payments issued in excess of cash on hand was $7.1 million.

Working Capital

As of December 31, 2021, we had a working capital deficit of $80.1 million, representing a $12.7 million decrease in our working capital from December 31, 2020. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of December 31, 2021, we had a working capital deficit of $54.1 million, compared with a working capital deficit of $56.5 million at December 31, 2020. The increase in working capital was primarily the result of increased accounts receivable and other current assets partially offset by increased accounts payable and accrued wages and benefits.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total

	(in thousands)
Long‑term debt obligations(1)	$95,377	182,696	95,572	26,118	$399,763
Finance lease obligations(2)	1,948	2,812	1,152	4,035	9,947
Operating lease obligations(3)	97,874	135,047	50,054	41,864	324,839
Purchase obligations(4)	94,206	5,002	5,002		104,210
Total contractual obligations(5)	$289,405	$325,557	$151,780	$72,017	$838,759
(1)	Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to December 31, 2021.
(2)	Including interest obligations on finance lease obligations.
(3)

We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through September 2036. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $141.7 million at December 31, 2021. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)

We had commitments outstanding at December 31, 2021 to acquire revenue and other equipment of $84.2 million, terminal improvements of $8.1 million and software licenses of $11.9 million. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

We are exposed to variable interest rate risk principally from our Credit Facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. At December 31, 2021 we had net borrowings totaling $375.5 million comprised $351.6 million of fixed rate borrowings and $23.9 million of variable rate borrowings. Accordingly, holding other variables constant (including borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our consolidated financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS

The consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, together with the related notes, the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2021 and for each of the two years in the period ended December 31, 2021, and the report of PricewaterhouseCoopers LLP, our independent registered public accounting firm as of December 31, 2019 and for the year ended December 31, 2019, are set forth at pages 54 through 80 elsewhere in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2022 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Auto Liability Claims Reserve Accrual

As described further in Note 2 to the consolidated financial statements, the Company’s deductible is $3.0 million per claim, and the Company is self-insured for this portion of its risk related to auto liability. The Company, with the assistance of an actuary, accrues for the cost of the self-insured portion of unpaid claims reserves plus an estimated liability for incurred but not reported claims and the associated expense by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical trends. The actual cost to settle self-insured claim liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties. We identified the estimation of the auto liability claims reserve subject to self-insurer retention as a critical audit matter.

Auto liability unpaid claims reserves are determined by projecting the estimated ultimate loss related to a claim, less actual costs paid to date. These estimates rely on the assumption that historical claim patterns are an accurate representation of future claims that have been incurred but not completely paid. The principal considerations for assessing auto liability claims as a critical audit matter are the high level of estimation uncertainty related to determining the severity of these types of claims, and the inherent subjectivity in management’s judgment in estimating the total costs to settle or dispose of these claims.

Our audit procedures related to this critical audit matter included the following, among others:

●	We tested the design and operating effectiveness of controls over auto liability claims, including the completeness and accuracy of claim expenses and payments.
●	We tested the claims data used in the actuarial calculation by selecting samples of historical claims data and inspecting source documents to test key attributes of the claims data.
●	We tested management’s process for determining the auto liability claims reserve, including evaluating the reasonableness of the methods and assumptions used in estimating the ultimate claim losses with the assistance of an actuarial specialist.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Tulsa, Oklahoma

March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of U.S. Xpress Enterprises, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of comprehensive income, stockholders’ equity (deficit), and cash flows of U.S. Xpress Enterprises, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Birmingham, AL

March 4, 2020

We served as the Company's auditor from 2015 to 2020.

U.S. Xpress Enterprises, Inc.

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31,	December 31,
(in thousands, except share amounts)	2021	2020
Assets
Current assets
Cash and cash equivalents	$5,695	$5,505
Customer receivables, net of allowance of $11 and $157 at December 31, 2021 and December 31, 2020, respectively	231,687	189,869
Other receivables	18,046	19,203
Prepaid insurance and licenses	13,867	14,265
Operating supplies	9,550	8,953
Assets held for sale	11,831	12,382
Other current assets	32,020	16,263
Total current assets	322,696	266,440
Property and equipment, at cost	890,933	896,264
Less accumulated depreciation and amortization	(370,112)	(394,603)
Net property and equipment	520,821	501,661
Other assets
Operating lease right of use assets	292,347	287,251
Goodwill	59,221	59,221
Intangible assets, net	24,129	25,513
Other	50,829	39,504
Total other assets	426,526	411,489
Total assets	$1,270,043	$1,179,590
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$126,910	$83,621
Book overdraft	7,096	—
Accrued wages and benefits	45,011	40,095
Claims and insurance accruals, current	44,309	47,667
Other accrued liabilities	5,962	5,986
Current portion of operating lease liabilities	88,375	78,193
Current maturities of long-term debt and finance leases	85,117	103,690
Total current liabilities	402,780	359,252
Long-term debt and finance leases, net of current maturities	290,392	255,287
Less unamortized discount and debt issuance costs	(357)	(314)
Net long-term debt and finance leases	290,035	254,973
Deferred income taxes	24,301	25,162
Other long-term liabilities	14,457	14,615
Claims and insurance accruals, long-term	54,819	55,420
Noncurrent operating lease liabilities	205,362	209,311
Commitments and contingencies (Note 12)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively, 34,831,118 and 33,981,185 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	348	340
Common stock Class B, $.01 par value, 35,000,000 authorized at December 31, 2021 and December 31, 2020, respectively, 15,657,089 and 15,647,095 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	157	157
Additional paid-in capital	267,621	261,338
Retained earnings (deficit)	8,440	(2,430)
Stockholders' equity	276,566	259,405
Noncontrolling interest	1,723	1,452
Total stockholders' equity	278,289	260,857
Total liabilities and stockholders' equity	$1,270,043	$1,179,590

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended December 31, 2021, 2020 and 2019

(in thousands, except per share amounts)	2021	2020	2019
Operating revenue
Revenue, before fuel surcharge	$1,794,278	$1,619,199	$1,538,450
Fuel surcharge	154,248	122,902	168,911
Total operating revenue	1,948,526	1,742,101	1,707,361
Operating expenses
Salaries, wages, and benefits	619,983	556,507	530,801
Fuel and fuel taxes	182,875	136,677	189,174
Vehicle rents	90,085	86,684	80,064
Depreciation and amortization, net of (gain) loss on sale of property	81,976	102,827	94,337
Purchased transportation	634,271	516,196	481,589
Operating expenses and supplies	147,779	133,356	142,248
Insurance premiums and claims	83,376	87,053	88,959
Operating taxes and licenses	14,490	15,084	13,849
Communications and utilities	12,639	8,990	8,928
General and other operating expenses	62,623	55,176	52,173
Gain on sale of subsidiary	—	—	(831)
Total operating expenses	1,930,097	1,698,550	1,681,291
Operating income	18,429	43,551	26,070
Other expense (income)
Interest expense, net	14,532	18,847	21,635
Impairment of equity method investments or note receivable	—	—	6,793
Equity in loss of affiliated companies	—	—	270
Other expense (income)	(7,677)	2,000	26
	6,855	20,847	28,724
Income (loss) before income tax provision	11,574	22,704	(2,654)
Income tax provision	433	5,072	389
Net total and comprehensive income (loss)	11,141	17,632	(3,043)
Net total and comprehensive income (loss) attributable to noncontrolling interest	271	(920)	604
Net total and comprehensive income (loss) attributable to controlling interest	$10,870	$18,552	$(3,647)
Earnings (loss) per share
Basic earnings (loss) per share	$0.22	$0.37	$(0.07)
Basic weighted average shares outstanding	50,370	49,528	48,788
Diluted earnings (loss) per share	$0.21	$0.35	$(0.07)
Diluted weighted average shares outstanding	52,167	50,674	48,788

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2021, 2020 and 2019

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2018	$329	$155	$251,742	$(17,335)	$3,496	$238,387
Share based compensation	—	—	3,846	—	—	3,846
Vesting of restricted stock	3	2	(49)	—	—	(44)
Issuance of common stock under ESPP	1	—	348	—	—	349
Purchase of noncontrolling interest	—	—	(5,187)		(3,472)	(8,659)
Net income (loss)	—	—	—	(3,647)	604	(3,043)
Balances at December 31, 2019	333	157	250,700	(20,982)	628	230,836
Share based compensation	—	—	4,395	—	—	4,395
Vesting of restricted units	4	1	(140)	—	—	(135)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278
Issuance of common stock under ESPP	2	—	849	—	—	851
Net income (loss)	—	—	—	18,552	(920)	17,632
Balances at December 31, 2020	340	157	261,338	(2,430)	1,452	260,857
Share based compensation	—	—	6,244	—	—	6,244
Vesting of restricted units	5	1	(1,243)	—	—	(1,237)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	2	—	1,282	—	—	1,284
Net income	—	—	—	10,870	271	11,141
Balances at December 31, 2021	$348	$157	$267,621	$8,440	$1,723	$278,289

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Cash Flows

December 31, 2021, 2020 and 2019

(in thousands)	2021	2020	2019
Operating activities
Net income (loss)	$11,141	$17,632	$(3,043)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairments of assets held for sale and equity method investments and note receivable	—	—	6,793
Equity in loss of affiliated companies	—	—	270
Deferred income tax provision (benefit)	(861)	4,470	714
Depreciation and amortization	82,975	90,116	90,484
(Gains) Losses on sale of equipment	(999)	12,711	3,853
Share based compensation	6,244	4,395	3,846
Other	684	3,367	660
Unrealized gain on equity investment	(7,677)	—	—
Gain on sale of subsidiary	—	—	(831)
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(38,556)	(10,048)	7,149
Prepaid insurance and licenses	398	(2,939)	(3,294)
Operating supplies	(465)	(900)	70
Other assets	(20,578)	(3,718)	(7,790)
Accounts payable and other accrued liabilities	41,345	19,940	5,572
Accrued wages and benefits	4,916	15,863	(704)
Net cash provided by operating activities	78,567	150,889	103,749
Investing activities
Payments for purchases of property and equipment	(192,366)	(186,122)	(151,751)
Proceeds from sales of property and equipment	95,369	81,399	77,966
Other	—	(6,880)	(2,000)
Sale of subsidiary, net of cash	—	—	(5,845)
Net cash used in investing activities	(96,997)	(111,603)	(81,630)
Financing activities
Borrowings under lines of credit	334,512	278,654	107,300
Payments under lines of credit	(310,612)	(278,654)	(107,300)
Borrowings under long-term debt	124,721	263,992	106,341
Payments of long-term debt and finance leases	(137,661)	(301,059)	(136,228)
Payments of financing costs	(100)	(1,391)	(190)
Payments of long-term consideration for business acquisition	—	(1,000)	(990)
Tax withholding related to net share settlement of restricted stock awards	(1,237)	(135)	(44)
Proceeds from issuance of common stock under ESPP	1,284	851	349
Purchase of noncontrolling interest	—	—	(8,659)
Proceeds from long-term consideration for sale of subsidiary	617	587	—
Book overdraft	7,096	(1,313)	1,313
Net cash provided by (used in) financing activities	18,620	(39,468)	(38,108)
Cash included in assets held for sale	—	—	11,784
Net change in cash and cash equivalents	190	(182)	(4,205)
Cash and cash equivalents
Beginning of year	5,505	5,687	9,892
End of period	$5,695	$5,505	$5,687
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$13,916	$17,620	$21,136
Cash paid during the year for income taxes	995	705	58
Supplemental disclosure of significant noncash investing and financing activities
Subsidiary stock issued in business combination	$—	$7,278	$—
Finance lease additions	5,572	—	40
Debt obligations relieved in conjunction with the divesture of Xpress Internacional	—	—	7,109
Uncollected proceeds from asset sales	2,581	406	62
Property and equipment amounts accrued in accounts payable	1,656	867	3,552

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the current presentation. The reclassification consisted primarily of $23.1 million of largely driver expenses reclassified from General and other expenses to Operating expenses and supplies for the year ended December 31, 2019. These reclassifications had no effect on previously issued Total operating expenses, Operating income, or Net total and comprehensive income (loss).

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation ("FDIC") limits or may be invested in sweep accounts that are not insured by the institution, the FDIC, or any other government agency.

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

Assets Held for Sale

Assets held for sale are comprised primarily of revenue equipment no longer being utilized in continuing operations which are available and ready for sale. Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value or fair market value less selling costs. The Company expects to sell these assets within the next twelve months. At December 31, 2021, assets held for sale was comprised of revenue equipment and land. At December 31, 2020, assets held for sale was comprised of revenue equipment.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

Impairment of Long Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During 2021, we incurred a non-cash adjustment of $4.3 million due to an obsolete technology write off and recognized $2.7 million in depreciation and amortization expense, $1.3 million in communications and utilities expense and the remaining $0.3 million in operating expenses and supplies expense.

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

The Company performs an annual goodwill impairment analysis at the reporting unit level as of October 1 each year or when an event occurs which might cause or indicate impairment. The Company performed the qualitative assessment in the fourth quarter of 2021 and 2020 and concluded it was more likely than not that the fair value of the reporting units were greater than their carrying amounts.

Intangible Assets

Customer relationships are valued as part of acquisition-related transactions using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of customer relationships includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. Customer relationships are amortized over seven to fifteen years. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. There was no impairment of customer relationships in 2021 and 2020.

Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset.  The Company’s trade names have an indefinite life and are not amortized.  In the fourth quarter of 2021 and 2020, the Company performed the qualitative assessment of its trade name assets and concluded it was

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

more likely than not that the fair value of each of the assets is greater than its carrying amount. Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Deferred Financing Costs

The Company presents debt issuance costs as a direct deduction from the related debt, consistent with debt discounts. Debt issuance costs associated with revolving line-of-credit arrangements are presented as an asset. All such debt issuance costs are amortized ratably over the term of the arrangement. Term loan debt issuance costs, net of accumulated amortization was $0.4 million and $0.3 million at December 31, 2021 and 2020, respectively. Revolver gross debt issuance costs were $4.0 million and $4.1 million at December 31, 2021 and 2020, respectively, offset by accumulated amortization of $2.4 million and $1.8 million at December 31, 2021 and 2020, respectively. Revolver and term debt issuance cost amortization expense was $0.6 million, $1.1 million and $0.6 million in 2021, 2020 and 2019, respectively. On January 28, 2020, the Company entered into a new revolving credit facility and paid off its existing term loan which increased the revolver debt issuance costs and decreased the term loan debt issuance cost.

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

The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $2.0 million and $1.9 million at December 31, 2021 and 2020, respectively, and are included in other current assets in our consolidated balance sheets. Amortization expense associated with our start up costs was $1.2 million, $1.1 million, and $1.5 million in 2021, 2020 and 2019, respectively.

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

The timing of revenue recognition, billings, cash collections, and allowance for doubtful accounts results in billed and unbilled receivables on our consolidated balance sheet. The Company receives the unconditional right to bill

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the consolidated balance sheet were $7.0 million and $3.6 million at December 31, 2021 and 2020, respectively and are included in customer receivables in the consolidated balance sheets.

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

Concentration of Credit Risk

Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. Revenues from the Company’s largest customer accounted for 10.9% of total consolidated revenues before fuel surcharge during 2021. The Company performs ongoing credit evaluations and generally does not require collateral.

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

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2021 and 2020, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2021 and 2020,

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

the amount recorded for both workers’ compensation and auto liability were based in part upon actuarial studies performed by a third-party actuary.

At December 31, 2021, the Company had a claim accrual and corresponding receivable for the amount above its self-insured retention of $0.6 million. As of December 31, 2020, the Company did not have any claim accrual or corresponding receivable for claims in excess of its retention level.

Recently Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, which modifies Accounting Standards Codification (“ASC”) 740 to simplify the accounting for income taxes. We adopted ASU 2019-12 effective January 1, 2021 and the application of this guidance did not have a material impact on our financial statements.

3.        Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	2021	2020	2019
Domestic	$11,574	$22,704	$(2,848)
Mexico	—	—	194
Income (loss) before income tax provision	$11,574	$22,704	$(2,654)

The income tax provision (benefit) for 2021, 2020 and 2019 consists of the following (in thousands):

	2021	2020	2019

Current
Federal	$—	$—	$—
State	1,294	602	(325)
	1,294	602	(325)

Deferred
Federal	(65)	3,998	(546)
State	(796)	472	1,260
	(861)	4,470	714
Income tax provision	$433	$5,072	$389

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of comprehensive income to the amounts computed by applying federal statutory rate of 21% is as follows (in thousands):

	2021	2020	2019

Federal income tax at statutory rate	$2,430	$4,768	$(558)
State income taxes, net of federal income tax benefit	499	877	1,633
Nondeductible per diem paid to drivers	—	1,277	1,173
Xpress Internacional activity	—	—	(71)
Tax credits	(2,054)	(1,198)	(1,341)
Provision to return adjustment	(919)	(775)	(138)
Valuation allowance	(31)	(372)	567
Change in reserve for uncertain tax positions and settlements	—	—	(755)
Tax shortfall/(windfall) on share-based compensation	(675)	25	(459)
Executive compensation limitation	1,380	—	—
Other, net	(197)	470	338
Income tax provision	$433	$5,072	$389

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020, consists of the following (in thousands):

	2021	2020

Deferred tax assets
Allowance for doubtful accounts	$4,229	$3,144
Insurance and claims reserves	20,023	20,100
Compensation and employee benefits	7,883	9,011
Net operating loss and credit carryforwards	32,822	23,850
Capital loss carryforward	4,985	4,301
Finance lease obligations	705	1,619
Investment in subsidiaries	(288)	572
Operating lease liabilities	72,751	70,861
Notes receivable reserve	—	2,638
Other	758	502
Valuation allowance	(5,694)	(6,022)
Total deferred tax assets	$138,174	$130,576
Deferred tax liabilities
Property and equipment	$78,833	$76,128
Intangibles	6,965	7,208
Prepaid license fees	1,894	1,324
Right of use assets	72,750	70,861
Unrealized gain on investments	1,708	—
Other	325	217
Total deferred tax liabilities	$162,475	$155,738
Net deferred tax liability	$24,301	$25,162

The Company had approximately $22.7 million and $19.5 million of federal capital loss carryforwards, $41.5 million and $21.6 million of federal operating loss carryforwards, $147.3 million and $113.7 million of state operating loss carryforwards and $0.8 million and $0.5 million of state tax credit carryforwards at December 31, 2021 and 2020, respectively. Federal operating losses created after 2017 of $41.5 million do not expire and may be carried forward indefinitely. The federal credit carryforward of $15.9 million will begin to expire in the years 2031 through 2041. The state loss carryforwards of $149.0 million begin to expire in the years 2022 and forward,

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

depending on the state and may be used to offset otherwise taxable income. State tax credit carryforwards of $0.8 million expire in the years 2022 through 2035.

The Company has a valuation allowance of $5.7 million and $6.0 million at December 31, 2021 and 2020, respectively, to offset the tax benefit of certain state operating loss carryforwards, state credit carryforwards, and federal capital loss carryforwards. The valuation allowance decreased by $0.3 million and $0.4 million during the year ended December 31, 2021 and 2020, respectively, due to the change in capital deferred tax assets, certain separate company state operating loss carryforwards and certain state tax credit carryforwards which the Company does not currently believe it will be able to utilize before the applicable expiration date of each item.

Deferred tax valuation allowances	Balance at
	beginning of	Charges to costs	Charges to other		Balance at end
	period	and expenses	accounts	Deductions	of period
Fiscal year ended
December 31, 2019	$5,826	$1,839	$—	$1,272	$6,393
December 31, 2020	$6,393	$456	$—	$827	$6,022
December 31, 2021	$6,022	$61	$—	$389	$5,694

For the years ended December 31, 2021, 2020 and 2019, the Company had a balance of unrecognized tax benefits of $0, $0 and $0 million respectively, which is a component of other long-term liabilities.

	2021	2020	2019
Beginning balance	$—	$—	$829
Additions based on tax positions taken in prior years			—
Reductions due to settlements	—	—	(829)
Reductions as a result of a lapse of the applicable statute of limitations	—	—	—
Balance at December 31	$—	$—	$—

Interest and penalties related to uncertain tax positions are classified as income tax expense in the consolidated statement of comprehensive income. This amounted to $0 million for 2021, 2020 and 2019, respectively.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

5.        Property and Equipment

The cost and lives at December 31, 2021 and 2020, are as follows (in thousands):

	Approximate	Cost
	Lives	2021	2020

Land and land improvements		$11,671	$18,297
Buildings and building improvements	10 − 40 years	80,191	71,550
Revenue and service equipment	3 − 15 years	582,176	622,722
Furniture and equipment	3 − 7 years	50,442	52,164
Leasehold improvements	lesser of useful life or lease terms	24,698	16,717
Computer software	3 − 7 years	141,755	114,814
		$890,933	$896,264

The Company recognized $70.7 million, $80.4 million and $84.6 million in depreciation expense in 2021, 2020 and 2019, respectively. The Company recognized $(1.0) million, $12.7 million and $3.9 million of (gains) losses on the sale of equipment in 2021, 2020 and 2019, respectively, which is included in depreciation and amortization expense in the consolidated statements of comprehensive income (loss). The Company enters into finance leases for certain revenue equipment and terminal facility with terms ranging from 36 - 144 months. At December 31, 2021 and 2020, property and equipment included finance leases with costs of $14.2 million and $19.2 million, and accumulated amortization of $6.8 million and $12.1 million, respectively. Amortization of finance leases is also included in depreciation expense. The Company recognized $10.9 million, $8.0 million and $4.1 million of computer software amortization expense in 2021, 2020 and 2019, respectively. Accumulated amortization for computer software was $81.7 million and $72.2 million as of December 31, 2021 and 2020, respectively.

6.        Goodwill

Our U.S. Xpress and Total Transportation of Mississippi (“Total”) reporting units, both of which aggregate into our Truckload reportable segment, have goodwill with carrying amounts of $52.8 million at U.S. Xpress and $4.9 million at Total at December 31, 2021 and 2020. During the second quarter of 2020, we acquired a small business with a technology platform increasing our goodwill at our Brokerage segment by $1.5 million.

Total
Balance at December 31, 2019	$57,708
Acquisition activity	1,513
Balance at December 31, 2020	59,221
Balance at December 31, 2021	$59,221

7.        Intangible Assets

The gross amount of the customer relationships was $21.7 million as of December 31, 2021 and 2020, respectively. The Company recognized $1.4 million, $1.7 million and $1.7 million of amortization expense in 2021, 2020 and 2019, respectively and accumulated amortization was $20.9 million and $19.5 million as of December 31, 2021 and 2020, respectively. The weighted average remaining useful life for the customer relationships was 2.3 years at December 31, 2021.

The gross carrying value of the indefinite lived trade names was $23.3 million as of December 31, 2021 and 2020, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

Scheduled amortization expense related to customer relationships for future years is as follows (in thousands):

Customer
Relationship
2022	345
2023	345
2024	115
2025	—
2026	—
Thereafter	—
$805

8.        Equity and Other Investments

During 2011 and 2012, the Company obtained common unit ownership interests in DriverTech, LLC (DriverTech). DriverTech is a provider of onboard computers designed for in-cab use and related software for the trucking industry. The Company owns 20.73% and certain members of management of the Company own 12.00%. The remaining 67.27% is owned by other investors. The carrying value of our investment in DriverTech was $0 at December 31, 2021 and 2020, respectively.

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

In December 2020, we invested $5.0 million consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we now have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. During the year ending ended December 31, 2021 we recognized an unrealized gain of $7.7 million in other expense (income), within the consolidated statements of comprehensive income (loss). The fair value of the investment is $12.7 million and is included in other noncurrent assets on the accompanying consolidated balance sheets.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

9.       Long-Term Debt

Long-term debt at December 31, 2021 and 2020 consists of the following (in thousands):

	December 31, 2021	December 31, 2020
Line of credit, maturing January 2025	$23,900	$—
Revenue equipment installment notes with finance companies, weighted average interest rate of 3.7% and 4.0% at December 31, 2021 and December 31, 2020, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $316.9 million and $317.2 million at December 31, 2021 and December 31, 2020	310,420	315,163
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at December 31, 2021 and December 31, 2020 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $33.0 million and $31.8 million at December 31, 2021 and December 31, 2020	24,587	25,977
Other	8,444	11,245
	367,351	352,385
Less: Debt issuance costs	(357)	(314)
Less: Current maturities of long-term debt	(83,584)	(99,955)
	$283,410	$252,116

Credit Facilities

On January 28, 2020, we entered into the credit facility (the “Credit Facility”) and contemporaneously with the funding of the Credit Facility paid off obligations under our then existing credit facility and terminated such facility. The Credit Facility is a $250.0 million revolving credit facility, with an uncommitted accordion feature that, so long as no event of default exists, allows the Company to request an increase in the revolving credit facility of up to $75.0 million.

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of December 31, 2021, there was no fixed charge coverage ratio requirement.

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

At December 31, 2021, the Credit Facility had issued collateralized letters of credit in the face amount of $28.1 million, with $23.9 borrowings outstanding and $183.2 million available to borrow.

Debt Maturities

As of December 31, 2021, the scheduled principal payments of long-term debt, excluding unamortized discount and debt issuance costs and finance leases are as follows (in thousands):

2022	$83,584
2023	99,133
2024	69,788
2025	76,751
2026	14,334
Thereafter	23,761
$367,351

10.       Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	December 31, 2021
Assets
Operating	Operating lease right-of-use assets	$292,347
Finance	Property and equipment, net	7,447
Total leased assets		$299,794

Liabilities
Current
Operating	Current portion of operating lease liabilities	$88,375
Finance	Current maturities of long-term debt and finance leases	1,533
Noncurrent
Operating	Noncurrent operating lease liabilities	205,362
Finance	Long-term debt and finance leases, net of current maturities	6,625
Total lease liabilities		$301,895

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Year Ended
		December 31,
Lease Cost	Classification	2021	2020	2019
Operating lease cost	Vehicle rents and General and other operating	$95,540	$86,847	$81,467
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	1,696	1,751	3,102
Interest on lease liabilities	Interest expense	510	518	1,093
Short-term lease cost	Vehicle rents and General and other operating	4,260	7,949	4,111
Total lease cost		$102,006	$97,065	$89,773

	Year Ended
	December 31,
Cash Flow Information	2021	2020
Cash paid for operating leases included in operating activities	$95,540	$86,847
Cash paid for finance leases included in operating activities	$511	$518
Cash paid for finance leases included in financing activities	$1,901	$4,632

Operating lease right-of-use assets obtained in exchange for lease obligations	$87,019	$93,042

Noncash lease expense was $96.7 million, $87.5 million and $81.1 million during 2021, 2020 and 2019, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

	December 31, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.8	3.8%
Finance leases	8.1	4.7%

	December 31, 2020
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.1%
Finance leases	2.8	5.4%

As of December 31, 2021, future maturities of lease liabilities were as follows (in thousands):

	December 31, 2021
	Finance	Operating
2022	$1,948	$97,874
2023	1,962	83,297
2024	850	51,750
2025	568	32,544
2026	584	17,510
Thereafter	3,996	41,864
	9,908	324,839
Less: Amount representing interest	(1,750)	(31,102)
Total	$8,158	$293,737

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

Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $141.7 million at December 31, 2021. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $26.0 million, $39.8 million and $31.5 million during 2021, 2020, and 2019 respectively.

11.       Related-Party Transactions

The Company and two principal stockholders of the Company collectively own 32.73% of the outstanding stock of DriverTech. Total payments by the Company to this provider were $1.9 million, $2.2 million and $2.4 million in 2021, 2020 and 2019, respectively, primarily for communications hardware. During 2021, the Company began

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

replacing the communications hardware and services provided by Driver Tech and incurred a charge to income of $2.9 million.

In connection with the sale of Arnold to Parker, the Company entered into a number of agreements with Parker. Under the Transition Services Agreement, the Company agreed to perform certain services for Parker, such as accounting, payroll, human resources, information technology and others. Parker paid the Company approximately $0.2 million under this agreement during 2019.

The Company entered into a ten-year lease with Arnold for the use of real property located in Grand Prairie, Texas. Arnold paid the Company approximately $0.4 million under these agreements during 2019.

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 23 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class now consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress, Inc. at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed the claims alleging failure to provide duty free meal and rest breaks or premium pay for failure to provide such breaks under California law on grounds of preemption. The Ninth Circuit Court of Appeals recently upheld the administrative ruling that formed the basis for the district court’s ruling. The parties also filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court issued its ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking U.S. Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load during those breaks; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. On June 22, 2021, the Ninth Circuit issued its memorandum decision upholding the district court’s ruling in favor of the Company on the plaintiff’s claim for payment of the minimum wage for certain non-driving work they claim was left uncompensated by the Company’s piece rate pay plan after January 1, 2013. The district court held a status conference on June 15, 2021 and set a trial date for March 1, 2022. Discovery has been completed. On January 20, 2022, the Court vacated the trial date and all associated deadlines due to the ongoing Covid-19 pandemic. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. We intend to vigorously defend the merits of these claims.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

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

As to the New York State Case, on March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. On December 18, 2020, defendants filed a Motion to Dismiss or Stay the New York State Case both on the merits and in deference to the pending actions in Tennessee. On March 5, 2021, the court residing over the New York State Case dismissed the case, and on January 13, 2022, the court entered a motion denying plaintiff’s motion for reconsideration.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease purchase drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. The Company filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied the plaintiff’s petition. The plaintiff initiated arbitration on December 16, 2020. On March 25, 2021, the arbitrator issued a scheduling order, setting a final arbitration hearing for June 6, 2022. On November 23, 2021, the parties reached a nominal settlement. The parties are currently in the process of finalizing the settlement documentation.  We believe the allegations made in the complaint and demand are without merit and intend to defend ourselves vigorously in this matter.

On June 25, 2020, a second putative collective and class action complaint was filed against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. in the U.S. District Court for the Eastern District of Tennessee. The putative class and collective action includes all current and former over-the-road truck drivers classified as independent contractors who performed work for the Company during the applicable statute of limitations. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees subject to the FLSA. The complaint alleges that U.S. Xpress, Inc.’s pay practices for the putative collective and class members violated the minimum wage provisions of the FLSA for the period from June 25, 2017 to the present. The complaint further alleges that we failed to pay the plaintiff and members of the class for all miles they drove and breached the contract between the parties and that we were unjustly enriched as a result of the foregoing allegations. The plaintiff agreed to submit his claims to individual arbitration and filed an arbitration demand on July 31, 2020. The parties agreed to settle the matter for a nominal amount and have finalized the settlement agreement and submitted it to the court for approval. On February 8, 2022, the Court approved the settlement and dismissed the case with prejudice.

The Company has letters of credit of $28.1 million outstanding as of December 31, 2021. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at December 31, 2021 to acquire revenue and other equipment, terminal improvements for approximately $92.3 million in 2022, software licenses for approximately $1.9 million in 2022 and $2.5 million in each year for 2023, 2024, 2025 and 2026. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

be made in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee pursuant to the Incentive Plan.

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity from December 31, 2019 to December 31, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	908,088	$8.73
Granted	1,024,557	5.05
Vested	(233,604)	8.85
Forfeited	(183,165)	6.82
Unvested at December 31, 2020	1,515,876	$6.50
Granted	1,164,581	9.14
Vested	(577,628)	7.07
Forfeited	(312,060)	7.42
Unvested at December 31, 2021	1,790,769	$7.91

Service based restricted stock grants vest over periods of one to five years and account for 1,667,169 of the unvested shares. Performance based awards account for 123,600 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $4.9 million, $2.8 million and $2.2 million during 2021, 2020 and 2019, respectively. The Company recognized compensation expense of $0.2 million and $0.6 million related to performance awards during 2021 and 2020, respectively. At December 31, 2021, the Company had $9.2 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.8 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2019 to December 31, 2021:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2019	359,259	$4.95
Vested	(87,476)	5.05
Forfeited/Canceled	(68,026)	4.78
Unvested at December 31, 2020	203,757	$4.96
Vested	(78,974)	5.12
Unvested at December 31, 2021	124,783	$4.86

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.3 million, $0.3 million and $0.6 million during 2021, 2020 and 2019,

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

respectively. The fair value of the stock option grant in 2019 was estimated using the Black-Scholes method as of the grant date using the following assumptions:

2019
Strike price	$9.40
Risk-free interest rate	2.50%
Expected dividend yield	0%
Expected volatility	45.65%
Expected term (in years)	6.25

At December 31, 2021, the Company had $0.3 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 1.0 year. As of December 31, 2021, 191,115 options were exercisable with a weighted exercise price of $12.84 and a weighted remaining contractual life of 6.8 years.

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

As part of the Reorganization (see Note 1), all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion, the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for 2021 and 2020:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2019	842,888	$2.14
Vested	(217,858)	2.11
Unvested at December 31, 2020	625,030	$2.15
Vested	(164,990)	2.15
Unvested at December 31, 2021	460,040	$2.15

The vesting schedule for these restricted unit grants range from 3 to 7 years. The Company recognized compensation expense of $0.3 million, $0.4 million and $0.5 million during 2021, 2020 and 2019, respectively. At December 31, 2021, the Company had approximately $0.7 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 2.2 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance of under the ESPP. Eligible

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The first offering period commenced on January 1, 2019 and we recognized compensation expense of $0.5 million, $0.3 million and $0.2 million during 2021, 2020 and 2019, respectively, associated with the plan. The employees purchased 241,443 and 196,471 shares of the Company’s Class A common stock during 2021 and 2020, respectively.

14.       Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The Plan provides for discretionary matching contributions by the Company. Participants are 100% vested in participant contributions. The Company recognized $3.2 million, $2.8 million and $2.3 million in expense under this employee benefit plan each year for 2021, 2020 and 2019, respectively and is included in salaries, wages and benefits in the consolidated statements of comprehensive income (loss).

The Company has a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can defer up to 85% of their base salary and up to 100% of their bonus for the year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. The total liability under the deferred compensation plan was $4.1 million and $3.5 million as of December 31, 2021 and 2020, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company purchased life insurance policies to fund the future liability. The life insurance policies had a value of $3.5 million and $3.1 million as of December 31, 2021 and 2020, respectively and are included in other assets in the consolidated balance sheets.

15.       Fair Value Measurements

The carrying values of cash and cash equivalents, customer and other receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2021, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair average interest rate on these notes approximates the market rate for similar debt. Our TuSimple investment is a Level 1 fair value measurement as the shares of TuSimple are traded on NASDAQ. See Note 8, Equity and Other Investments for additional information.

16.      Income (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 445,972, 614,143 and 2,148,390 equity awards from our diluted shares for the years ended December 31, 2021, 2020 and 2019, respectively as inclusion would be anti-dilutive.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The basic and diluted earnings per share calculations for the years ended December 31, 2021, 2020 and 2019, respectively, are presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator - Basic
Net income (loss)	$11,141	$17,632	$(3,043)
Net income (loss) attributable to noncontrolling interest	271	(920)	604
Net income (loss) attributable to common stockholders	$10,870	$18,552	$(3,647)

Numerator - Dilutive
Net income (loss)	$11,141	$17,632	$(3,043)
Net income (loss) attributable to noncontrolling interest	(74)	(69)	604
Net income (loss) attributable to common stockholders	$11,215	$17,701	$(3,647)

Basic weighted average of outstanding shares of common stock	50,370	49,528	48,788
Dilutive effect of equity awards	918	826	—
Dilutive effect of assumed subsidiary share conversion	879	320	—
Diluted weighted average of outstanding shares of common stock	52,167	50,674	48,788

Basic earnings (loss) per share	$0.22	$0.37	$(0.07)
Diluted earnings (loss) per share	$0.21	$0.35	$(0.07)

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

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

The following table summarizes our segment information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues
Truckload	$1,567,520	$1,513,276	$1,521,494
Brokerage	381,006	228,825	185,867
Total Operating Revenue	$1,948,526	$1,742,101	$1,707,361

Operating Income (Loss)
Truckload	$15,323	$56,267	$24,071
Brokerage	3,106	(12,716)	1,999
Total Operating Income	$18,429	$43,551	$26,070

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker (CODM) for evaluating performance or allocating resources.

Information about the geographic areas in which the Company conducts business is summarized below (in thousands) as of and for the years ended December 31, 2021, 2020 and 2019. Operating revenues for foreign countries include revenues for (i) shipments with an origin or destination in that country and (ii) other services provided in that country. If both the origin and destination are in a foreign country, the revenues are attributed to the country of origin.

	Year Ended December 31,
	2021	2020	2019
Revenues
United States	$1,948,526	$1,742,101	$1,704,989
Foreign countries
Mexico	—	—	2,372
Total	$1,948,526	$1,742,101	$1,707,361

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in or disagreement with accountants on accounting or financial disclosure during our two most recent fiscal years.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2021.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013).

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2021 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2021, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In

our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 1, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

March 1, 2022

ITEM 9B.           OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We incorporate by reference the information respecting executive officers and directors set forth under the captions “Proposal 1 – Election of Directors – Nominees for Directorships”, “Corporate Governance – Our Executive Officers”, “Corporate Governance – Code of Conduct and Ethics,”  “Corporate Governance – The Board of Directors and Its Committees – Committees of the Board of Directors – The Audit Committee” and “Corporate Governance – Delinquent Section 16(a) Reports” in our Proxy Statement for the 2022 annual meeting of stockholders, which will be filed with the SEC in accordance with Rule 14a-6 promulgated under the Securities Exchange Act of 1934, as amended (the “Proxy Statement”); provided, that the section entitled “Corporate Governance – Committees of the Board of Directors – The Audit Committee – Report of the Audit Committee” contained in the Proxy Statement is not incorporated by reference.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2021, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,206,684	(1)	$12.10	(2)	6,873,045	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,206,684		$12.10		6,873,045
(1)

Represents 100,017 shares of Class A common stock underlying unvested Class A RSUs granted under our Restricted Membership Units Plan (the “RMUP”) prior to the IPO and 994,540 shares of Class A common stock underlying unvested Class A RSUs, 796,229 shares of Class A common stock underlying unvested Class A restricted stock awards and 315,898 shares of Class A common stock underlying unexercised Class A options granted under our 2018 Omnibus Incentive Plan (the “Incentive Plan”).

(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and restricted stock awards, since they have no exercise price.

(3)

Includes 5,090,899 Class A shares available for issuance under the Incentive Plan and 1,782,146 Class A shares available for issuance under our Employee Stock Purchase Plan of which 145,484 were subsequently issued on January 2, 2022.

The following table provides certain information, as of December 31, 2021, with respect to our compensation plans and other arrangements under which shares of our Class B common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	360,023	(1)	$—	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Total	360,023		$—		—
(1)	Represents unvested Class B RSUs granted under the RMUP prior to the IPO.
(2)	There is no weighted-average exercise price since RSUs have no exercise price.

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

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

We incorporate by reference the information set forth under the section entitled “Relationship with Independent Registered Public Accounting Firm – Principal Accountant Fees and Services” in the Proxy Statement.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	All Financial Statements.

	Our audited consolidated financial statements are set forth at the following pages of this report:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 248) (PCAOB ID 238)	51
	Consolidated Balance Sheets	54
	Consolidated Statements of Comprehensive Income (Loss)	55
	Consolidated Statements of Stockholders' Equity	56
	Consolidated Statements of Cash Flows	57
	Notes to Consolidated Financial Statements	58

2.	Financial Statement Schedules.

	Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

[Exhibit Number	Exhibit Description

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

4.1	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.1 filed with the Company’s Annual Report on Form 10-K (File No. 001-38528) filed on March 2, 2021)
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

U.S. XPRESS ENTERPRISES, INC.

Date: March 1, 2022	By:	/s/ Eric Fuller
Eric Fuller
President and Chief Executive Officer in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Eric Fuller	March 1, 2022
Eric Fuller
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Eric Peterson	March 1, 2022
Eric Peterson
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Jason Grear	March 1, 2022
Jason Grear
Chief Accounting Officer (Principal Accounting Officer)

/s/ Max Fuller	March 1, 2022
Max Fuller
Director

/s/ Jon Beizer	March 1, 2022
Jon Beizer
Director

/s/ Edward Braman	March 1, 2022
Edward Braman
Director

/s/ Jennifer Buckner	March 1, 2022
Jennifer Buckner
Director

/s/ Michael Ducker	March 1, 2022
Michael Ducker
Director
/s/ Dennis Nash	March 1, 2022
Dennis Nash
Director

/s/ John Rickel	March 1, 2022
John Rickel
Director