Form 10-Q
period 2022-03-31
US XPRESS ENTERPRISES INC
filed 2022-05-05
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date April 29, 2022.

Class A Common Stock, $0.01 par value: 35,359,162

Class B Common Stock, $0.01 par value: 15,777,083

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

	March 31,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,579	$5,695
Customer receivables, net of allowance of $18 and $11 at March 31, 2022 and December 31, 2021, respectively	245,364	231,687
Other receivables	19,327	18,046
Prepaid insurance and licenses	16,570	13,867
Operating supplies	10,184	9,550
Assets held for sale	13,892	11,831
Other current assets	37,535	32,020
Total current assets	345,451	322,696
Property and equipment, at cost	934,307	890,933
Less accumulated depreciation and amortization	(380,240)	(370,112)
Net property and equipment	554,067	520,821
Other assets
Operating lease right of use assets	278,024	292,347
Goodwill	59,221	59,221
Intangible assets, net	24,042	24,129
Other	53,569	50,829
Total other assets	414,856	426,526
Total assets	$1,314,374	$1,270,043
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$141,305	$126,910
Book overdraft	13,262	7,096
Accrued wages and benefits	49,207	45,011
Claims and insurance accruals, current	45,116	44,309
Other accrued liabilities	5,425	5,962
Current portion of operating lease liabilities	87,428	88,375
Current maturities of long-term debt and finance leases	83,164	85,117
Total current liabilities	424,907	402,780
Long-term debt and finance leases, net of current maturities	327,549	290,392
Less unamortized discount and debt issuance costs	(345)	(357)
Net long-term debt and finance leases	327,204	290,035
Deferred income taxes	21,678	24,301
Other long-term liabilities	25,335	14,457
Claims and insurance accruals, long-term	51,768	54,819
Noncurrent operating lease liabilities	192,393	205,362
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at March 31, 2022 and December 31, 2021, respectively, 35,358,759 and 34,831,118 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	353	348
Common stock Class B, $.01 par value, 35,000,000 authorized at March 31, 2022 and December 31, 2021, respectively, 15,777,083 and 15,657,089 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	158	157
Additional paid-in capital	269,388	267,621
Retained earnings (deficit)	(462)	8,440
Stockholders' equity	269,437	276,566
Noncontrolling interest	1,652	1,723
Total stockholders' equity	271,089	278,289
Total liabilities and stockholders' equity	$1,314,374	$1,270,043

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2022 and 2021

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Operating revenue
Revenue, before fuel surcharge	$464,327	$417,641
Fuel surcharge	52,861	33,119
Total operating revenue	517,188	450,760
Operating expenses
Salaries, wages, and benefits	169,028	142,003
Fuel and fuel taxes	65,043	40,404
Vehicle rents	24,294	21,463
Depreciation and amortization, net of (gain) loss on sale of property	18,717	22,382
Purchased transportation	150,584	141,661
Operating expenses and supplies	44,814	32,515
Insurance premiums and claims	20,139	21,777
Operating taxes and licenses	3,916	3,269
Communications and utilities	3,544	2,388
General and other operating expenses	17,319	14,900
Total operating expenses	517,398	442,762
Operating income (loss)	(210)	7,998
Other expense
Interest expense, net	3,807	3,687
Other expense	7,105	—
	10,912	3,687
Income (loss) before income tax provision	(11,122)	4,311
Income tax provision (benefit)	(2,149)	1,650
Net total and comprehensive income (loss)	(8,973)	2,661
Net total and comprehensive income (loss) attributable to noncontrolling interest	(71)	123
Net total and comprehensive income (loss) attributable to controlling interest	$(8,902)	$2,538
Earnings (loss) per share
Basic earnings (loss) per share	$(0.18)	$0.05
Basic weighted average shares outstanding	50,849	49,975
Diluted earnings (loss) per share	$(0.17)	$0.05
Diluted weighted average shares outstanding	51,981	51,524

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2022 and 2021

(in thousands)	2022	2021
Operating activities
Net income (loss)	$(8,973)	$2,661
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(2,623)	1,241
Depreciation and amortization	19,036	20,777
(Gains) losses on sale of equipment	(319)	1,605
Share based compensation	1,456	2,134
Other	(1,089)	184
Unrealized loss on equity investment	8,363	—
Changes in operating assets and liabilities:
Receivables	(14,514)	(23,448)
Prepaid insurance and licenses	(2,642)	(3,471)
Operating supplies	(595)	(1,178)
Other assets	(16,915)	(1,337)
Accounts payable and other accrued liabilities	9,061	14,459
Accrued wages and benefits	4,062	1,694
Net cash provided by (used in) operating activities	(5,692)	15,321
Investing activities
Payments for purchases of property and equipment	(50,091)	(21,974)
Proceeds from sales of property and equipment	10,820	19,955
Net cash used in investing activities	(39,271)	(2,019)
Financing activities
Borrowings under lines of credit	167,471	47,600
Payments under lines of credit	(126,300)	(34,400)
Borrowings under long-term debt	15,948	12,288
Payments of long-term debt and finance leases	(21,914)	(42,185)
Payments of financing costs	—	(100)
Tax withholding related to net share settlement of restricted stock awards	(408)	(915)
Proceeds from issuance of common stock under ESPP	725	538
Proceeds from long-term consideration for sale of subsidiary	159	151
Book overdraft	6,166	2,584
Net cash provided by (used in) financing activities	41,847	(14,439)
Net change in cash and cash equivalents	(3,116)	(1,137)
Cash and cash equivalents
Beginning of year	5,695	5,505
End of period	$2,579	$4,368
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$3,597	$3,497
Cash paid (refunded) during the year for income taxes	49	(166)
Supplemental disclosure of significant noncash investing and financing activities
Uncollected proceeds from asset sales	$1,778	$—
Property and equipment amounts accrued in accounts payable	16,450	1,204

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three Months Ended March 31, 2022 and 2021

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2021	$348	$157	$267,621	$8,440	$1,723	$278,289
Share based compensation	—	—	1,456	—	—	1,456
Vesting of restricted units	4	1	(413)	—	—	(408)
Issuance of common stock under ESPP	1	—	724	—	—	725
Net loss	—	—	—	(8,902)	(71)	(8,973)
Balances at March 31, 2022	$353	$158	$269,388	$(462)	$1,652	$271,089

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857
Share based compensation	—	—	2,134	—	—	2,134
Vesting of restricted stock	3	1	(919)	—	—	(915)
Issuance of common stock under ESPP	1	—	537	—	—	538
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	2,538	123	2,661
Balances at March 31, 2021	$345	$157	$263,090	$108	$1,575	$265,275

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2022

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.

Impairment of Long Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During the three months ended

March 31, 2022, we incurred a non-cash adjustment of $2.2 million due to an obsolete technology write off and recognized $2.2 million in amortization expense.

3.        Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2022 and 2021 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Income (loss) before income tax provision (benefit)	$(11,122)	$4,311
Income tax provision (benefit)	(2,149)	1,650
Effective tax rate	19.3%	38.3%

The difference between the Company’s effective tax rate for the three months ended March 31, 2022 and 2021 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), adjustments to valuation allowances, and certain discrete items.

4.        Investments

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we now have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. During the three months ended March 31, 2022 we recognized an unrealized loss of $8.4 million in other expense, within the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of the investment is $4.3 million and is included in other noncurrent assets on the accompanying unaudited consolidated balance sheets.

5.        Long-Term Debt

Long-term debt at March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Line of credit, maturing January 2025	$65,071	$23,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 3.8% and 3.7% at March 31, 2022 and December 31, 2021, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $318.3 million and $316.9 million at March 31, 2022 and December 31, 2021	308,686	310,420
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at March 31, 2022 and December 31, 2021 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $32.6 million and $33.0 million at March 31, 2022 and December 31, 2021	24,224	24,587
Other	4,944	8,444
	402,925	367,351
Less: Debt issuance costs	(345)	(357)
Less: Current maturities of long-term debt	(81,599)	(83,584)
	$320,981	$283,410

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of March 31, 2022, there was no fixed charge coverage ratio requirement.

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

At March 31, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $28.3 million, with $65.1 million in borrowings outstanding and $155.0 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	March 31, 2022
Assets
Operating	Operating lease right-of-use assets	$278,024
Finance	Property and equipment, net	7,244
Total leased assets		$285,268

Liabilities
Current
Operating	Current portion of operating lease liabilities	$87,428
Finance	Current maturities of long-term debt and finance leases	1,565
Noncurrent
Operating	Noncurrent operating lease liabilities	192,393
Finance	Long-term debt and finance leases, net of current maturities	6,223
Total lease liabilities		$287,609

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended
		March 31,
Lease Cost	Classification	2022	2021
Operating lease cost	Vehicle rents and General and other operating	$26,365	$23,091
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	201	428
Interest on lease liabilities	Interest expense	115	108
Short-term lease cost	Vehicle rents and General and other operating	410	1,343
Total lease cost		$27,091	$24,970

	Three Months Ended
	March 31,
Cash Flow Information	2022	2021
Cash paid for operating leases included in operating activities	$26,365	$23,091
Cash paid for finance leases included in operating activities	$115	$108
Cash paid for finance leases included in financing activities	$370	$490

Operating lease right-of-use assets obtained in exchange for lease obligations	$14,223	$3,233

Noncash lease expense was $26.8 million and $23.5 million during the three months ended March 31, 2022 and 2021, respectively.

	March 31, 2022
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.7	3.8%
Finance leases	8.0	4.6%

	March 31, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	5.0	4.0%
Finance leases	2.7	5.5%

As of March 31, 2022, future maturities of lease liabilities were as follows (in thousands):

	March 31, 2022
	Finance	Operating
2022	$1,951	$73,052
2023	1,847	84,267
2024	616	54,875
2025	572	35,927
2026	588	18,527
Thereafter	3,888	42,920
	9,462	309,568
Less: Amount representing interest	(1,674)	(29,747)
Total	$7,788	$279,821

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $4.6 million and $8.0 million for the three months ended March 31, 2022 and 2021, respectively.

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 23 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress, Inc. at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages, penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed the claims alleging failure to provide duty free meal and rest breaks or premium pay for failure to provide such breaks under California law on grounds of preemption. The Ninth Circuit Court of Appeals upheld the administrative ruling that formed the basis for the district court’s ruling. The parties filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court issued its ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking U.S. Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load during those breaks; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. On June 22, 2021, the Ninth Circuit issued its memorandum decision upholding the district court’s ruling in favor of the Company on the plaintiff’s claim for payment of the minimum wage for certain non-driving work they claim was left uncompensated by the Company’s piece rate pay plan after January 1, 2013. The district court held a status conference on June 15, 2021 and set a trial date for March 1, 2022. Discovery has been completed. On January 20, 2022, the court vacated the trial date and all associated deadlines due to the ongoing Covid-19 pandemic. On March 10, 2022, the court reset the trial for September 6, 2022. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. The Company intends to vigorously defend the merits of these claims.

Stockholder Claims

As set forth below, between November 2018 and April 2019, eight substantially similar putative securities class action complaints were filed against the Company and certain other defendants: five in the Circuit Court of Hamilton County, Tennessee (“Tennessee State Court Cases”), two in the U.S. District Court for the Eastern District of Tennessee (“Federal Court Cases”), and one in the Supreme Court of the State of New York (“New York State Court Case”). We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any for these matters. We believe the allegations made in the complaints are without merit and intend to defend ourselves vigorously in these matters.

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

As to the New York State Case, on March 14, 2019, a substantially similar putative class action complaint was filed in the Supreme Court of the State of New York, County of New York, by a different plaintiff alleging claims under Sections 11 and 15 of the Securities Act against the same defendants as in the Tennessee State Court Cases. On December 18, 2020, defendants filed a Motion to Dismiss or Stay the New York State Case both on the merits and in deference to the pending actions in Tennessee. On March 5, 2021, the court presiding over the New York State Case dismissed the case, and on January 13, 2022, the court entered a motion denying plaintiff’s motion for reconsideration.

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

Independent Contractor Class Action

On March 26, 2019, a putative class action complaint was filed in the U.S. District Court for the Eastern District of Tennessee against the Company and its subsidiaries U.S. Xpress, Inc. and U.S. Xpress Leasing, Inc. The putative class includes all individuals who performed work for U.S. Xpress, Inc. or U.S. Xpress Leasing, Inc. as lease purchase drivers from March 26, 2016 to present. The complaint alleges that independent contractors are improperly designated as such and should be designated as employees and thus subject to the Fair Labor Standards Act (“FLSA”). The complaint further alleges that U.S. Xpress, Inc.’s pay practices for the putative class members violated the minimum wage provisions of the FLSA for the period from March 26, 2016 to present. The complaint further alleges that the Company violated the requirements of the Truth in Leasing Act with regard to the independent contractor agreements and lease purchase agreements it entered into with the putative class members. The complaint further alleges that the Company failed to comply with the terms of the independent contractor agreements and lease purchase agreements entered into with the putative class members, that it violated the provisions of the Tennessee Consumer Protection Act in advertising, describing and marketing the lease purchase program to the putative class members, and that it was unjustly enriched as a result of the foregoing allegations. The Company filed a Motion to Compel Arbitration on October 18, 2019. On January 17, 2020, the court granted that motion, in part, compelling arbitration on all of the plaintiff’s claims and denying the plaintiff’s motion for conditional certification of a collective action. The court further stayed the matter pending arbitration, rather than dismissing it entirely. On March 6, 2020, the plaintiff petitioned the court to certify the decision for an interlocutory appeal. The Company filed an opposition to plaintiff’s motion on March 20, 2020, and plaintiff filed her reply on April 3, 2020, purportedly relying, in part, on a recent case from Massachusetts. In response to that newly cited case, the Company was granted leave to file a surreply, which it filed on April 13, 2020. On September 3, 2020, the district court denied the plaintiff’s petition. The plaintiff initiated arbitration on December 16, 2020. On March 25, 2021, the arbitrator issued a scheduling order, setting a final arbitration hearing for June 6, 2022. On November 23, 2021, the parties reached a nominal settlement. On April 11, 2022, the plaintiff filed a motion to approve the settlement in the district court. We anticipate the district court will approve the settlement in the near future.

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

Other

The Company had letters of credit of $28.3 million outstanding as of March 31, 2022. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at March 31, 2022 to acquire revenue equipment and other equipment and terminal improvements for approximately $332.4 million during the remainder of 2022. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the three months ended March 31, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	1,790,769	$7.91
Granted	1,974,389	3.91
Vested	(445,465)	8.04
Forfeited	(120,275)	7.46
Unvested at March 31, 2022	3,199,418	$5.44

Service based restricted stock grants vest over periods of one to five years and account for 2,938,528 of the unvested shares. Performance based awards account for 260,890 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to performance based awards of $0.1 million and $0.3 million during the three months ended March 31, 2022 and 2021, respectively. The Company recognized compensation expense related to service based awards of $1.1 million and $1.5 million during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had $14.4 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.2 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2021 to March 31, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	124,783	$4.86
Vested	(45,805)	4.41
Unvested at March 31, 2022	78,978	$5.12

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At March 31, 2022, the Company had $0.2 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a weighted average period of approximately 9 months. As of March 31, 2022, 236,921 options were exercisable with a weighted average exercise price of $12.17 and a weighted average remaining contractual life of 6.9 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for three months ended March 31, 2022:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2021	460,040	$2.15
Vested	(153,323)	2.15
Unvested at March 31, 2022	306,717	$2.15

The vesting schedule for these restricted unit grants is 7 years. The Company recognized compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the Company had approximately $0.6 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a weighted average period of approximately 1.9 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to controlling interest by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 3,659,464 and 1,055,996 equity awards for the three months ended March 31, 2022 and 2021, respectively, as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three months ended March 31, 2022 and 2021, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2022	2021
Numerator - Basic
Net income (loss)	$(8,973)	$2,661
Net loss attributable to noncontrolling interest	(71)	123
Net income (loss) attributable to common stockholder	$(8,902)	$2,538

Numerator - Dilutive
Net income (loss)	$(8,973)	$2,661
Net loss attributable to noncontrolling interest	(17)	(17)
Net income (loss) attributable to common stockholder	$(8,956)	$2,678

Basic weighted average of outstanding shares of common stock	50,849	49,975
Dilutive effect of equity awards	—	1,078
Dilutive effect of assumed subsidiary share conversion	1,132	471
Diluted weighted average of outstanding shares of common stock	51,981	51,524

Basic earnings (loss) per share	$(0.18)	$0.05
Diluted earnings (loss) per share	$(0.17)	$0.05

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

The following table summarizes our segment information (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Revenues
Truckload	$423,260	$368,920
Brokerage	93,928	81,840
Total Operating Revenue	$517,188	$450,760

Operating Income (Loss)
Truckload	$273	$6,728
Brokerage	(483)	1,270
Total Operating Income	$(210)	$7,998

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, future tax rates, expenses, and deductions, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology, our strategic initiatives, our ability to profitably scale and achieve operational efficiencies in Variant, as well as our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future utilization of independent contractors, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, margins, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fleet size and management, including allocation of trucks among Variant, Dedicated and legacy Over-the-Road, future shortages and pricing of new revenue equipment, any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, and the anticipated effect of the COVID-19 pandemic and any related vaccination mandates, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “seek,” “potential,” “goal,” “continue,” “will,” derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.9 billion in total operating revenue in 2021. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based freight brokerage network. As of March 31, 2022, our fleet consisted of approximately 6,400 tractors and approximately 14,000 trailers, including approximately 1,100 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. The third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization. During 2021, we continued to see tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents per million miles, improve our customers’ and drivers’ satisfaction, and lower our costs.

We intend to continue successfully developing and implementing these digital initiatives that we believe are re-engineering our Company to be a market leader in growth and profitability over the next decade. We believe the result of these initiatives will provide for a more scalable model with significantly lower costs.

Total revenue for the first quarter of 2022 increased by $66.4 million to $517.2 million as compared to the first quarter of 2021. The increase was primarily the result of a $34.6 million increase in Truckload revenue, a $19.7 million increase in fuel surcharge revenue and a $12.1 million increase in Brokerage revenue. Excluding the impact of fuel surcharge revenue, first quarter revenue increased $46.7 million to $464.3 million, an increase of 11.2% as compared to the prior year quarter.

Operating loss for the first quarter of 2022 was $0.2 million compared to operating income of $8.0 million in the first quarter of 2021. Our profitability decreased as a result of 8.5% fewer revenue miles per tractor per week combined with increases in technology and personnel expenses, higher net fuel costs, a non-cash write off of approximately $3.0 million, partially offset by a 17.4% increase in our average revenue per mile and a 2.4% increase in our available tractors.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through a proprietary app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter 2020 pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. Variant exited 2021 with 1,555 tractors, achieving our goal of 1,500 tractors by year end. Variant continued to not only scale but outperform the legacy OTR fleet from 2019 in key metrics such as turnover, utilization, preventable accidents per million miles, and average revenue per tractor per week. During the second half of 2021, Variant’s turnover, utilization, and revenue per tractor per week began to deteriorate and those trends accelerated in the fourth quarter. In December 2021, the Variant team began to transition its focus from idea generation to execution and scale the product that was developed. Since December 2021, the operational changes that we have made have translated to improvements in utilization, revenue per truck and overhead per truck. While the conversion will not be linear, we expect our margins to expand further over time as we believe we can improve our operating metrics throughout the year. We believe that we can further scale this platform while maintaining these positive results and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

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

In our Dedicated division, our team successfully addressed pricing in certain Dedicated accounts as a result of driver and capacity cost inflation. As a result, our overall Dedicated rates increased 17.5% in the first quarter of 2022 compared to the first quarter in 2021.

We experienced softer volumes towards the end of the first quarter although volumes still remain above historical averages. On the supply side, the market for experienced drivers remains challenging and shortages of new tractors and trailers should limit capacity expansion. These conditions are expected to continue to support increases in our OTR contract rates and lesser in Dedicated, at least the first half of the year.

Investment in TuSimple

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and at March 31, 2022, the fair value of our investment was $4.3 million and we recorded an unrealized loss on investment of $8.4 million during the quarter ended March 31, 2022 in other (income) expense within the unaudited condensed consolidated statements of comprehensive income (loss).

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

Approximately 15.9% of our total tractor fleet was operated by independent contractors at March 31, 2022. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Revenue, before fuel surcharge	$464,327	$417,641
Fuel surcharge	52,861	33,119
Total operating revenue	$517,188	$450,760

For the quarter ended March 31, 2022, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing in both our Truckload and Brokerage segment, increased miscellaneous revenues, and increased fuel surcharge revenues partially offset by 8.5% lower average revenue miles per tractor per week.

A summary of our revenue generated by segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Truckload revenue, before fuel surcharge	$370,399	$335,801
Fuel surcharge	52,861	33,119
Total Truckload operating revenue	423,260	368,920
Brokerage operating revenue	93,928	81,840
Total operating revenue	$517,188	$450,760

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Over the road
Average revenue per tractor per week	$3,840	$3,722
Average revenue per mile	$2.545	$2.170
Average revenue miles per tractor per week	1,509	1,715
Average tractors	3,653	3,421
Dedicated
Average revenue per tractor per week	$4,709	$4,155
Average revenue per mile	$2.813	$2.394
Average revenue miles per tractor per week	1,674	1,736
Average tractors	2,586	2,674
Consolidated
Average revenue per tractor per week	$4,200	$3,912
Average revenue per mile	$2.663	$2.269
Average revenue miles per tractor per week	1,577	1,724
Average tractors	6,239	6,095

For the quarter ended March 31, 2022, the primary factors driving the increases in Truckload revenue were a 17.4% increase in average revenue per mile, a 2.4% increase in available tractors, a $6.2 million increase in miscellaneous revenues partially offset by a 8.5% decrease in average revenue miles per tractor per week. The increase in average revenue per mile was primarily due to a 16.7% increase in contractual rates combined with greater than 20% increases in spot rates. Fuel surcharge revenue increased by $19.7 million, or 59.6%, to $52.9 million, compared with $33.1 million in the first quarter of 2021.  The increase in fuel surcharge revenue primarily relates to increased fuel prices offset by a decrease in revenue miles compared to the same quarter in 2021. The DOE national weekly average fuel price per gallon averaged approximately $1.29 per gallon higher for the first quarter of 2022 compared to the same quarter of 2021.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers.

The following table lists the gross margin percentage for our Brokerage segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Gross margin percentage	13.5%	14.0%

For the quarter ended March 31, 2022, the primary factors driving the increase in Brokerage revenue were a 15.0% increase in average revenue per load offset by a slight decrease in load count. The decrease in gross margin was due to the increase in cost per load of 15.7% exceeding the 15.0% increase in average revenue per load as compared to the same quarter in 2021.

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

The following is a summary of our salaries, wages and benefits for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Salaries, wages and benefits	$169,028	$142,003
% of total operating revenue	32.7%	31.5%
% of revenue, before fuel surcharge	36.4%	34.0%

For the quarter ended March 31, 2022, the increase in salaries, wages and benefits was due primarily to $14.2 million in higher driver wages due primarily to a 15.7% increase in driver pay per mile combined with increased company driver miles, an increase of $11.1 million in office wages due in part to a 14.9% increase in average headcount combined with an approximate 10.0% increase in average wages per employee as we continue to invest in our digital and strategic initiatives to create a platform that we believe will allow for us to significantly increase our revenues. During the first quarter of 2022, our group health and workers’ compensation expense increased 18.0% primarily due to increased group health claims expense partially offset by decreased workers compensation premiums and claims as compared to the same quarter in 2021.

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

The following is a summary of our fuel and fuel taxes for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Fuel and fuel taxes	$65,043	$40,404
% of total operating revenue	12.6%	9.0%
% of revenue, before fuel surcharge	14.0%	9.7%

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

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Total fuel surcharge revenue	$52,861	$33,119
Less: fuel surcharge revenue reimbursed to independent contractors	9,597	7,660
Company fuel surcharge revenue	43,264	25,459
Total fuel and fuel taxes	$65,043	$40,404
Less: company fuel surcharge revenue	43,264	25,459
Net fuel expense	$21,779	$14,945
% of total operating revenue	4.2%	3.3%
% of revenue, before fuel surcharge	4.7%	3.6%

For the quarter ended March 31, 2022, the increase in net fuel expenses was primarily the result of a 52.1% increase in the average company fuel price per gallon combined with a 4.2% increase in company miles partially offset by a $17.8 million increase in company fuel surcharge revenue compared to the same quarter in 2021. During the first quarter of 2022, we experienced a significant sequential increase in fuel prices which led to higher net fuel expense as our increased fuel surcharges to our customers were chasing the rising costs throughout the quarter.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Vehicle rents	$24,294	$21,463
Depreciation and amortization, net of (gains) losses on sale of property	18,717	22,382
Vehicle rents and depreciation and amortization of property and equipment	$43,011	$43,845
% of total operating revenue	8.3%	9.7%
% of revenue, before fuel surcharge	9.3%	10.5%

For the quarter ended March 31, 2022, the increase in vehicle rents in absolute dollar terms was primarily due to increased tractors and trailers financed under operating leases compared to the same quarter in 2021. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a gain on sale of equipment of $0.3 million compared to a loss of $1.6 million and a decrease in the number of owned trailers combined with a decrease in average deprecation per tractor as compared to the same quarter in 2021. The decrease in loss on sale is due in part to the equipment mix sold and the favorable used tractor and trailer market compared to the same quarter in 2021.

For calendar year 2022, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $130.0 million to $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant. This amount could expand to fund additional profitable growth opportunities.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Purchased transportation	$150,584	$141,661
% of total operating revenue	29.1%	31.4%
% of revenue, before fuel surcharge	32.4%	33.9%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Purchased transportation	$150,584	$141,661
Less: fuel surcharge revenue reimbursed to independent contractors	9,597	7,660
Purchased transportation, net of fuel surcharge reimbursement	$140,987	$134,001
% of total operating revenue	27.3%	29.7%
% of revenue, before fuel surcharge	30.4%	32.1%

For the quarter ended March 31, 2022, the increase in purchased transportation, net of fuel surcharge reimbursement reflected a 15.7% increase in cost per Brokerage load, partially offset by a 34.5% decrease in independent contractor miles as compared to the same quarter in 2021. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors.

If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. Currently, we are not experiencing pressures to increase amounts paid to third-party carriers and independent contractors. We continue to actively attempt to expand our Brokerage segment.

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

The following is a summary of our operating expenses and supplies expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Operating expenses and supplies	$44,814	$32,515
% of total operating revenue	8.7%	7.2%
% of revenue, before fuel surcharge	9.7%	7.8%

For the quarter ended March 31, 2022, the primary factors driving the increase in operating expenses and supplies were increased driver hiring costs combined with increased tractor and trailer maintenance due in part to increased company tractors as compared to the same quarter in 2021..

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

The following is a summary of our insurance premiums and claims expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Insurance premiums and claims	$20,139	$21,777
% of total operating revenue	3.9%	4.8%
% of revenue, before fuel surcharge	4.3%	5.2%

For the quarter ended March 31, 2022, the primary factor driving the decrease in insurance premiums and claims was decreased auto liability premiums and claims as compared to the same quarter in 2021.

We believe we have an opportunity to continue to reduce our claims expense over time as a result of the launch of Variant, our digital fleet, which is currently experiencing fewer preventable accidents per million miles than our OTR legacy fleet from 2019, combined with the suspension of our OTR student program. During the first quarter of 2022 we experienced approximately 6% fewer preventable accidents than we did in the comparable prior year quarter which we believe contributed to our lower insurance and claims expense. Although a decrease in frequency in claims reduced our expense during the quarter, to the extent we have an increase in severity these savings could be partially or fully offset.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
General and other operating expenses	$17,319	$14,900
% of total operating revenue	3.3%	3.3%
% of revenue, before fuel surcharge	3.7%	3.6%

For the quarter ended March 31, 2022, general and other expenses increased primarily due to computer software services along with increased travel and entertainment expense as compared to the same quarter in 2021.

Other

During the first quarter of 2022, we recorded an unrealized loss of $8.4 million related to our investment in TuSimple partially offset by a gain of $1.3 million related to the sale of Arnold Transportation, Inc. in 2020.

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

We believe we can fund our expected cash needs, including debt repayment, in the short-term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long-term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings, lease financing or equity capital. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures, but are recorded as operating lease liabilities on our balance sheet. The availability of financing and equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of March 31, 2022, there was no fixed charge coverage ratio requirement.

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

At March 31, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $28.3 million, with $65.1 million in borrowings outstanding and $155.0 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility in the foreseeable future.

Cash Flows

Our summary statements of cash flows for the three months ended March 31, 2022 and 2021 are set forth in the table below:

	Three Months Ended
	March 31,
	2022	2021

	(dollars in thousands)
Net cash provided by (used in) operating activities	$(5,692)	$15,321
Net cash used in investing activities	$(39,271)	$(2,019)
Net cash provided by (used in) financing activities	$41,847	$(14,439)

Operating Activities

The decrease in cash flows from operating activities was due primarily to a $12.8 million decrease in our net income adjusted for noncash items, combined with a $5.2 million increase in operating assets and a $3.0 million decrease in operating liabilities. Our operating assets increased $5.2 million during the three months ended March 31, 2022 primarily due to increased current and long term prepaids related to software licenses as compared to the same period in 2021. Our operating liabilities decreased $3.0 million  due in part to decreased accounts payable and claims and insurance accruals related to timing of payments offset by increased long term liabilities related primarily to software licenses. Our decrease in net income adjusted for noncash items was due in part to decreased average revenue miles per tractor per week, increased fuel costs per mile and increased driver and office payroll per mile partially offset by increased revenue per mile of 17.4% and increased available tractors.

Investing Activities

For the three months ended March 31, 2022, net cash flows used in investing activities increased primarily as a result of increased tractor purchases combined with decreased proceeds from sales of used equipment compared to 2021. During 2022, our miscellaneous capital expenditures increased $6.9 million primarily due to increased computer software and terminal renovations as compared to 2021. We expect our net capital expenditures for calendar year 2022 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing. If our growth strategy gains momentum beyond our current expectations, we may need to increase our capital expenditures to fund additional profitable growth opportunities.

Financing Activities

The increase in net cash flows provided by financing activities is due in part to increased borrowings under our Credit Facility as compared to the same period in 2021.

Working Capital

As of March 31, 2022, we had a working capital deficit of $79.5 million, representing a $12.4 million decrease in our working capital from March 31, 2021. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of March 31, 2022, we had a working capital deficit of $49.5 million, compared with a working capital deficit of $32.0 million at March 31, 2021. The decrease in working capital was primarily the result of increased accounts payable and accrued wages and benefits partially offset by increased accounts receivable and other current assets. At March 31, 2022, we had $16.5 million accrued in accounts payable related to property and equipment compared to $1.2 million at March 31, 2021.

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

Contractual Obligations

During the three months ended March 31, 2022, there were no material changes in our commitments or contractual obligations.

Critical Accounting Policies

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. There have been no significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and

CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2021, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2022, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

3.2	Third Amended and Restated Bylaws of U.S. Xpress Enterprises, Inc. (incorporated by reference to Exhibit 3.2 filed with the Company’s Current Report on Form 8-K filed on filed on June 2, 2020).
10.1#*	Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Joel Gard
10.2#*	Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Jacob Lawson
31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Chief Financial Officer
101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Management contract or compensatory plan or arrangement.

#     Filed herewith.

##   Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: May 5, 2022	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer