Form 10-Q
period 2022-06-30
US XPRESS ENTERPRISES INC
filed 2022-08-03
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date July 29, 2022.

Class A Common Stock, $0.01 par value: 35,694,436

Class B Common Stock, $0.01 par value: 15,777,083

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

	June 30,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$3,145	$5,695
Customer receivables, net of allowance of $44 and $11 at June 30, 2022 and December 31, 2021, respectively	247,721	231,687
Other receivables	18,800	18,046
Prepaid insurance and licenses	11,654	13,867
Operating supplies	10,613	9,550
Assets held for sale	16,713	11,831
Other current assets	28,058	32,020
Total current assets	336,704	322,696
Property and equipment, at cost	927,939	890,933
Less accumulated depreciation and amortization	(377,926)	(370,112)
Net property and equipment	550,013	520,821
Other assets
Operating lease right of use assets	292,373	292,347
Goodwill	59,221	59,221
Intangible assets, net	23,956	24,129
Other	48,862	50,829
Total other assets	424,412	426,526
Total assets	$1,311,129	$1,270,043
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$124,768	$126,910
Book overdraft	4,438	7,096
Accrued wages and benefits	51,010	45,011
Claims and insurance accruals, current	46,042	44,309
Other accrued liabilities	5,550	5,962
Current portion of operating lease liabilities	92,833	88,375
Current maturities of long-term debt and finance leases	113,599	85,117
Total current liabilities	438,240	402,780
Long-term debt and finance leases, net of current maturities	308,069	290,392
Less unamortized discount and debt issuance costs	(333)	(357)
Net long-term debt and finance leases	307,736	290,035
Deferred income taxes	21,384	24,301
Other long-term liabilities	25,431	14,457
Claims and insurance accruals, long-term	43,933	54,819
Noncurrent operating lease liabilities	201,784	205,362
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively, 35,425,723 and 34,831,118 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	354	348
Common stock Class B, $.01 par value, 35,000,000 authorized at June 30, 2022 and December 31, 2021, respectively, 15,777,083 and 15,657,089 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	158	157
Additional paid-in capital	270,873	267,621
Retained earnings (deficit)	(1,016)	8,440
Stockholders' equity	270,369	276,566
Noncontrolling interest	2,252	1,723
Total stockholders' equity	272,621	278,289
Total liabilities and stockholders' equity	$1,311,129	$1,270,043

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Six Months Ended June 30, 2022 and 2021

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Operating revenue
Revenue, before fuel surcharge	$479,185	$437,533	$943,512	$855,174
Fuel surcharge	74,518	37,488	127,379	70,607
Total operating revenue	553,703	475,021	1,070,891	925,781
Operating expenses
Salaries, wages, and benefits	181,418	144,500	350,446	286,503
Fuel and fuel taxes	89,253	43,783	154,296	84,187
Vehicle rents	24,336	21,547	48,630	43,010
Depreciation and amortization, net of (gain) loss on sale of property	14,929	23,205	33,646	45,587
Purchased transportation	140,185	157,489	290,769	299,150
Operating expenses and supplies	47,679	34,443	92,493	66,958
Insurance premiums and claims	23,401	18,933	43,540	40,710
Operating taxes and licenses	3,752	3,247	7,668	6,516
Communications and utilities	3,864	2,964	7,408	5,352
General and other operating expenses	18,418	16,004	35,737	30,904
Total operating expenses	547,235	466,115	1,064,633	908,877
Operating income	6,468	8,906	6,258	16,904
Other expense
Interest expense, net	4,586	3,557	8,393	7,244
Other expense	1,757	(20,191)	8,862	(20,191)
	6,343	(16,634)	17,255	(12,947)
Income (loss) before income tax provision	125	25,540	(10,997)	29,851
Income tax provision (benefit)	79	6,443	(2,070)	8,093
Net total and comprehensive income (loss)	46	19,097	(8,927)	21,758
Net total and comprehensive income attributable to noncontrolling interest	600	1	529	124
Net total and comprehensive income (loss) attributable to controlling interest	$(554)	$19,096	$(9,456)	$21,634
Earnings (loss) per share
Basic earnings (loss) per share	$(0.01)	$0.38	$(0.19)	$0.43
Basic weighted average shares outstanding	51,221	50,334	51,036	50,156
Diluted earnings (loss) per share	$(0.01)	$0.37	$(0.19)	$0.42
Diluted weighted average shares outstanding	51,221	51,848	51,036	51,705

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2022 and 2021

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Operating activities
Net income (loss)	$(8,927)	$21,758
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(2,917)	7,624
Depreciation and amortization	38,983	41,036
(Gains) losses on sale of equipment	(5,337)	4,551
Share based compensation	2,965	3,791
Other	(926)	381
Unrealized loss (gain) on equity investment	10,120	(20,191)
Changes in operating assets and liabilities:
Receivables	(17,502)	(27,163)
Prepaid insurance and licenses	2,283	4,580
Operating supplies	(993)	(724)
Other assets	(4,789)	(1,967)
Accounts payable and other accrued liabilities	2,025	5,954
Accrued wages and benefits	5,807	771
Net cash provided by operating activities	20,792	40,401
Investing activities
Payments for purchases of property and equipment	(94,448)	(62,851)
Proceeds from sales of property and equipment	27,527	47,660
Net cash used in investing activities	(66,921)	(15,191)
Financing activities
Borrowings under lines of credit	262,100	138,812
Payments under lines of credit	(216,800)	(123,812)
Borrowings under long-term debt	44,514	38,116
Payments of long-term debt and finance leases	(44,191)	(83,961)
Payments of financing costs	—	(100)
Tax withholding related to net share settlement of restricted stock awards	(431)	(1,211)
Proceeds from issuance of common stock under ESPP	725	538
Proceeds from long-term consideration for sale of subsidiary	320	305
Book overdraft	(2,658)	5,873
Net cash provided by (used in) financing activities	43,579	(25,440)
Net change in cash and cash equivalents	(2,550)	(230)
Cash and cash equivalents
Beginning of year	5,695	5,505
End of period	$3,145	$5,275
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$8,175	$6,956
Cash paid during the year for income taxes	839	720
Supplemental disclosure of significant noncash investing and financing activities
Uncollected proceeds from asset sales	$643	$—
Property and equipment amounts accrued in accounts payable	1,767	2,901
Finance lease additions	536	5,572

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three and Six Months Ended June 30, 2022 and 2021

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2021	$348	$157	$267,621	$8,440	$1,723	$278,289
Share based compensation	—	—	1,456	—	—	1,456
Vesting of restricted stock	4	1	(413)	—	—	(408)
Issuance of common stock under ESPP	1	—	724	—	—	725
Net loss	—	—	—	(8,902)	(71)	(8,973)
Balances at March 31, 2022	353	158	269,388	(462)	1,652	271,089
Share based compensation	—	—	1,509	—	—	1,509
Vesting of restricted stock	1	—	(24)	—	—	(23)
Net income (loss)	—	—	—	(554)	600	46
Balances at June 30, 2022	$354	$158	$270,873	$(1,016)	$2,252	$272,621

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857
Share based compensation	—	—	2,134	—	—	2,134
Vesting of restricted stock	3	1	(919)	—	—	(915)
Issuance of common stock under ESPP	1	—	537	—	—	538
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	2,538	123	2,661
Balances at March 31, 2021	345	157	263,090	108	1,575	265,275
Share based compensation	—	—	1,657	—	—	1,657
Vesting of restricted stock	1	—	(297)	—	—	(296)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	19,096	1	19,097
Balances at June 30, 2021	$347	$156	$264,450	$19,204	$1,576	$285,733

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2022

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.

Impairment of Long Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During the six months ended June

30, 2022, we incurred a non-cash adjustment of $2.2 million due to an obsolete technology write off and recognized $2.2 million in amortization expense.

3.        Income Taxes

The Company’s provision for income taxes for the three and six months ended June 30, 2022 and 2021 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Income (loss) before income tax provision (benefit)	$125	$25,540	$(10,997)	$29,851
Income tax provision (benefit)	79	6,443	(2,070)	8,093
Effective tax rate	63.2%	25.2%	18.8%	27.1%

The difference between the Company’s effective tax rate for the three and six months ended June 30, 2022 and 2021 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), adjustments to valuation allowances, and certain discrete items.

4.        Investments

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. We recognized an unrealized loss (gain) of $1.8 million and ($20.2) million during the three months ended June 30, 2022 and 2021, respectively, and $10.1 million and ($20.2) million during the six months ended June 30, 2022, and 2021, respectively, in other expense within the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of the investment is $2.6 million and is included in other noncurrent assets on the accompanying unaudited consolidated balance sheets.

5.        Long-Term Debt

Long-term debt at June 30, 2022 and December 31, 2021 consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Line of credit, maturing January 2025	$69,200	$23,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 3.6% and 3.7% at June 30, 2022 and December 31, 2021, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $333.0 million and $316.9 million at June 30, 2022 and December 31, 2021	319,203	310,420
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at June 30, 2022 and December 31, 2021 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $32.5 million and $33.0 million at June 30, 2022 and December 31, 2021	23,859	24,587
Other	1,491	8,444
	413,753	367,351
Less: Debt issuance costs	(333)	(357)
Less: Current maturities of long-term debt	(111,828)	(83,584)
	$301,592	$283,410

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of June 30, 2022, there was no fixed charge coverage ratio requirement.

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

At June 30, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $28.3 million, with $69.2 million in borrowings outstanding and $152.5 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	June 30, 2022
Assets
Operating	Operating lease right-of-use assets	$292,373
Finance	Property and equipment, net	7,193
Total leased assets		$299,566

Liabilities
Current
Operating	Current portion of operating lease liabilities	$92,833
Finance	Current maturities of long-term debt and finance leases	1,771
Noncurrent
Operating	Noncurrent operating lease liabilities	201,784
Finance	Long-term debt and finance leases, net of current maturities	6,144
Total lease liabilities		$302,532

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	Vehicle rents and General and other operating	$25,905	$23,172	$52,270	$46,263
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	470	543	671	971
Interest on lease liabilities	Interest expense	112	163	227	271
Short-term lease cost	Vehicle rents and General and other operating	373	1,220	783	2,563
Total lease cost		$26,860	$25,098	$53,951	$50,068

	Six Months Ended
	June 30,
Cash Flow Information	2022	2021
Cash paid for operating leases included in operating activities	$52,270	$46,263
Cash paid for finance leases included in operating activities	$227	$271
Cash paid for finance leases included in financing activities	$778	$1,082

Operating lease right-of-use assets obtained in exchange for lease obligations	$51,408	$15,148

Noncash lease expense was $53.2 million and $46.4 million during the six months ended June 30, 2022 and 2021, respectively.

	June 30, 2022
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.8	3.9%
Finance leases	7.7	5.5%

	June 30, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.9	4.0%
Finance leases	8.2	5.9%

As of June 30, 2022, future maturities of lease liabilities were as follows (in thousands):

	June 30, 2022
	Finance	Operating
2022	$2,107	$51,918
2023	1,745	92,258
2024	721	62,358
2025	576	42,538
2026	592	23,958
Thereafter	3,737	54,975
	9,478	328,005
Less: Amount representing interest	(1,563)	(33,388)
Total	$7,915	$294,617

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $4.7 million and $6.8 million for the three months ended June 30, 2022 and 2021, respectively and $9.3 million and $14.7 million for the six months ended June 30, 2022 and 2021, respectively.

.

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

Other

The Company had letters of credit of $28.3 million outstanding as of June 30, 2022. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at June 30, 2022 to acquire revenue equipment and other equipment and terminal improvements for approximately $221.2 million during the remainder of 2022 and $6.6 million during 2023. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the six months ended June 30, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	1,790,769	$7.91
Granted	2,103,224	3.84
Vested	(522,148)	8.45
Forfeited	(498,252)	5.79
Unvested at June 30, 2022	2,873,593	$5.20

Service based restricted stock grants vest over periods of one to five years and account for 2,690,588 of the unvested shares. Performance based awards account for 183,005 the unvested shares and vest based upon achievement of certain performance and shareholder return goals, as defined by the Company. The Company recognized compensation expense related to performance based awards of ($0.3) million and ($0.1) million during the three and six months ended June 30, 2022 and $0.2 million and $0.5 million during the three and six months ended June 30, 2021, respectively. The Company recognized compensation expense related to service based awards of $1.3 million and $2.4 million during the three and six months ended June 30, 2022 and $1.2 million and $2.7 million during the three and six months ended June 30, 2021, respectively. At June 30, 2022, the Company had $11.9 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 3.0 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2021 to June 30, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	124,783	$4.86
Vested	(78,976)	5.12
Unvested at June 30, 2022	45,807	$4.41

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2022 and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At June 30, 2022, the Company had $0.1 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 6 months. As of June 30, 2022, 270,092 options were exercisable with a weighted average exercise price of $12.64 and a weighted average remaining contractual life of 6.6 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for six months ended June 30, 2022:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2021	460,040	$2.15
Vested	(153,323)	2.15
Unvested at June 30, 2022	306,717	$2.15

The vesting schedule for these restricted unit grants is 7 years. The Company recognized compensation expense of $0.1 million and $0.2 million during the three and six months ended June 30, 2022 and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively. At June 30, 2022, the Company had approximately $0.5 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 1.7 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.3 million and $0.4 million for the three and six months ended June 30, 2022 and $0.1 million and $0.2 million during the three and six months ended June 30, 2021, respectively, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to controlling interest by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 5,428,629 equity awards for the three and six months ended June 30, 2022 and 302,524 and 500,438 for the three and six months ended June 31, 2021, respectively, as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and six months ended June 30, 2022 and 2021, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator - Basic
Net income (loss)	$46	$19,097	$(8,927)	$21,758
Net income attributable to noncontrolling interest	600	1	529	124
Net income (loss) attributable to common stockholder	$(554)	$19,096	$(9,456)	$21,634

Numerator - Dilutive
Net income (loss)	$46	$19,097	$(8,927)	$21,758
Net loss attributable to noncontrolling interest	600	(18)	529	(35)
Net income (loss) attributable to common stockholder	$(554)	$19,115	$(9,456)	$21,793

Basic weighted average of outstanding shares of common stock	51,221	50,334	51,036	50,156
Dilutive effect of equity awards	—	996	—	1,031
Dilutive effect of assumed subsidiary share conversion	—	518	—	518
Diluted weighted average of outstanding shares of common stock	51,221	51,848	51,036	51,705

Basic earnings (loss) per share	$(0.01)	$0.38	$(0.19)	$0.43
Diluted earnings (loss) per share	$(0.01)	$0.37	$(0.19)	$0.42

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Truckload	$465,177	$378,533	$888,437	$747,453
Brokerage	88,526	96,488	182,454	178,328
Total Operating Revenue	$553,703	$475,021	$1,070,891	$925,781

Operating Income
Truckload	$910	$8,745	$1,183	$15,472
Brokerage	5,558	161	5,075	1,432
Total Operating Income	$6,468	$8,906	$6,258	$16,904

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, expected impact of technology including improvements in our technology and processes, our strategic initiatives, our ability to profitably scale and achieve operational efficiencies in Variant, as well as our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future interest expense, future utilization of independent contractors, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, margins, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fleet size and management, including allocation of trucks among Variant, Dedicated and legacy Over-the-Road, future shortages and pricing of new revenue equipment, any statements concerning proposed acquisition plans, new services or developments, and the anticipated impact of legal proceedings on our financial position and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “seek,” “potential,” “goal,” “continue,” “will,” derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.9 billion in total operating revenue in 2021. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based freight brokerage network. As of June 30, 2022, our fleet consisted of approximately 6,500 tractors and approximately 14,000 trailers, including approximately 1,000 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

Executive Summary

For much of our history, we focused primarily on scaling our fleet and expanding our service offerings to support sustainable, multi-faceted relationships with customers. More recently, we have focused on our core service offerings and refined our network to focus on shorter, more profitable lanes with more density, which we believe are more attractive to drivers. We believe we have the strategy, management team, revenue base, modern fleet, and capital structure that position us to execute upon our initiatives, drive further operational gains, and deliver long term value for our stockholders, but acknowledge that our performance has fallen below our expectations.

We are currently focused on three main priorities. The first is optimizing our Truckload network and resulting average revenue per tractor per week through repositioning equipment and allocating capacity to our Dedicated service offering and Variant, our digital fleet, from certain portions of our Over-the-Road (“OTR”) service offering. The second is improving the experience of our professional truck drivers, including their safety and security. The third is advancing our technology initiatives centered on digitization of our loads and business, automated load acceptance and prioritization. During 2021, we saw tangible, financial benefits of our strategic initiatives focused on utilizing technology to improve our processes, accelerate the velocity of our business, reduce the number of our preventable accidents per million miles, improve our customers’ and drivers’ satisfaction, and lower our costs. Our performance, however, especially in 2022, has deteriorated since we have increased our overall tractor count at Variant. Accordingly, our current focus is to return our per unit metrics to previously attained levels by standardizing our technologies and processes which were previously executed in a startup environment. As the startup environment has proven not to be capable of scaling the fleet and maintaining metrics, we believe our current focus to be appropriate.

We intend to continue successfully developing and implementing these digital initiatives that we believe are re-engineering our Company to be a market leader in growth and profitability over the next decade. We believe the result of these initiatives, including our transition from a startup environment by standardizing our technologies and processes, will provide for a more scalable model with significantly lower costs.

Total revenue for the second quarter of 2022 increased by $78.7 million to $553.7 million as compared to the second quarter of 2021. The increase was primarily the result of a $49.6 million increase in Truckload revenue, a $37.0 million increase in fuel surcharge revenue offset by a $7.9 million decrease in Brokerage revenue. Excluding the impact of fuel surcharge revenue, second quarter revenue increased $41.7 million to $479.2 million, an increase of 9.5% as compared to the prior year quarter.

Operating income for the second quarter of 2022 was $6.5 million compared to $8.9 million in the second quarter of 2021. Our profitability decreased as a result of 6.7% fewer revenue miles per tractor per week combined with increases in technology and personnel expenses and higher net fuel costs, partially offset by a 56.9% increase in our Brokerage gross margin, a 14.4% increase in our average revenue per mile and a 8.7% increase in our available tractors.

We are continuing to focus on our driver centric initiatives, such as increased miles and modern equipment, to both retain the professional drivers who have chosen to partner with us and attract new professional drivers to our team. During the second quarter of 2020 we launched our digital fleet, Variant, which is largely recruited, planned, dispatched and managed using artificial intelligence and digital platforms. Variant is a completely new paradigm for operating trucks in an OTR environment that is provided to the driver through an app-based driver experience. We developed the concept as a hypothesis in 2018 based in part on the business models of the digital freight brokerages. As digital brokers began to enter the market utilizing cutting edge technology and a new operating model, we believed there was an opportunity to take this approach and apply it to our asset based business in order to drive improved profitability and growth. During 2019, we began building our technology leadership and teams to construct the necessary databases, applications, and processes to launch a pilot fleet with a small number of trucks in the fourth quarter of 2019.  The test proved successful and we expanded the pilot fleet to approximately 100 trucks in the first quarter of 2020. Given the positive results of the first quarter 2020 pilot we moved to a full production model, scaling the business to approximately 700 trucks at the end of 2020. Variant exited 2021 with 1,555 tractors, achieving our goal of 1,500 tractors by year end. Variant continued to not only scale but outperform the legacy OTR fleet from 2019 in key metrics such as turnover, utilization, preventable accidents per million miles, and average revenue per tractor per week. During the second half of 2021, Variant’s turnover, utilization, and revenue per tractor per week began to deteriorate and those trends accelerated in the fourth quarter. In December 2021, the Variant team began to transition its focus from idea generation to execution and scale the product that was developed. We believe that we can further scale this platform returning our per unit metrics to previous levels and continuing to further enhance the capabilities of this new technology. We will continue to focus on implementing and executing our initiatives that we expect will continue to drive sustainable improved performance over time.

While we believe our margins will expand as we continue to convert more of our trucks to our Variant platform, we also see tremendous growth opportunity given the highly fragmented nature of the U.S. trucking market. We believe our Variant business model directly addresses our drivers’ frustrations and has the potential to deliver higher utilization and pay which should contribute to a significant drop in turnover. We reached a major milestone in 2021 as Variant tractor count growth outpaced attrition in the legacy OTR division, driving total tractor count growth sequentially.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. Our team processed 76.7% of our Brokerage transactions digitally in 2021, and we have processed 87.5% of our Brokerage transactions digitally in 2022. Our focus remains on capturing market share and growing load count from a more diverse customer base, building out our carrier network density, and delivering purpose built technological products to our customers. We believe these actions will all positively contribute to operating margin improvement in the Brokerage segment at scale.

In our Dedicated division, our team successfully addressed pricing in certain Dedicated accounts as a result of driver and capacity cost inflation. As a result, our overall Dedicated rates increased 17.8% in the second quarter of 2022 compared to the second quarter in 2021.

We experienced softer volumes towards the end of the first quarter and this persisted through the second quarter and although volumes still remain above historical averages we experienced sequential declines in the spot market since March of this year. On the supply side, the market for experienced drivers is loosening, however shortages of new tractors and trailers should limit meaningful capacity expansion. These conditions are expected to pressure sequential increases in our OTR contract rates and lesser in Dedicated, during the second half of the year.

Investment in TuSimple

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and at June 30, 2022, the fair value of our investment was $2.5 million and we recorded an unrealized loss on investment of $1.8 million during the quarter ended June 30, 2022 in other (income) expense within the unaudited condensed consolidated statements of comprehensive income (loss).

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

Approximately 14.4% of our total tractor fleet was operated by independent contractors at June 30, 2022. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

The key performance indicator in our Brokerage segment is gross margin percentage (which is calculated as Brokerage revenue less purchased transportation expense expressed as a percentage of total Brokerage operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers.

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

A summary of our revenue generated for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$479,185	$437,533	$943,512	$855,174
Fuel surcharge	74,518	37,488	127,379	70,607
Total operating revenue	$553,703	$475,021	$1,070,891	$925,781

For the quarter ended June 30, 2022, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing in both our Truckload and Brokerage segment, increased available tractors, and increased fuel surcharge revenues partially offset by lower average revenue miles per tractor per week and decreased Brokerage loads.

For the six months ended June 30, 2022, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing in both our Truckload and Brokerage segment, increased available tractors, increased miscellaneous revenues and increased fuel surcharge revenues partially offset by lower average revenue miles per tractor per week and decreased Brokerage loads.

A summary of our revenue generated by segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$390,659	$341,045	$761,058	$676,846
Fuel surcharge	74,518	37,488	127,379	70,607
Total Truckload operating revenue	465,177	378,533	888,437	747,453
Brokerage operating revenue	88,526	96,488	182,454	178,328
Total operating revenue	$553,703	$475,021	$1,070,891	$925,781

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Over the road
Average revenue per tractor per week	$3,909	$3,837	$3,875	$3,778
Average revenue per mile	$2.543	$2.278	$2.544	$2.223
Average revenue miles per tractor per week	1,537	1,684	1,523	1,699
Average tractors	3,700	3,318	3,677	3,369
Dedicated
Average revenue per tractor per week	$4,913	$4,336	$4,813	$4,243
Average revenue per mile	$2.883	$2.448	$2.849	$2.420
Average revenue miles per tractor per week	1,704	1,772	1,690	1,753
Average tractors	2,665	2,531	2,620	2,603
Consolidated
Average revenue per tractor per week	$4,328	$4,053	$4,266	$3,981
Average revenue per mile	$2.694	$2.354	$2.679	$2.311
Average revenue miles per tractor per week	1,607	1,722	1,592	1,723
Average tractors	6,355	5,849	6,297	5,972

For the quarter ended June 30, 2022, the primary factors driving the increases in Truckload revenue were a 14.4% increase in average revenue per mile, a 8.7% increase in available tractors partially offset by a 6.7% decrease in average revenue miles per tractor per week. The increase in average revenue per mile was primarily due to a 20.1% increase in contractual rates partially offset by 9.2% decreases in spot rates. Fuel surcharge revenue increased by $37.0 million, or 98.8%, to $74.5 million, compared with $37.5 million in the second quarter of 2021.  The increase in fuel surcharge revenue primarily relates to increased fuel prices compared to the same quarter in 2021. The DOE national weekly average fuel price per gallon averaged approximately $2.25 per gallon higher for the second quarter of 2022 compared to the same quarter of 2021.

For the six months ended June 30, 2022, the primary factors driving the increases in Truckload revenue were a 15.9% increase in average revenue per mile, a 5.4% increase in available tractors, a $4.4 million increase in miscellaneous revenues partially offset by a 7.6% decrease in average revenue miles per tractor per week. The increase in average revenue per mile was primarily due to a 18.4% increase in contractual rates combined with 6.0% increases in spot rates Fuel surcharge revenue increased by $56.8 million, or 80.4%, to $127.4 million, compared with $70.6 million in the same period of 2021.  The increase in fuel surcharge revenue primarily relates to increased fuel prices compared to the same period in 2021. The DOE national weekly average fuel price per gallon averaged approximately $1.77 per gallon higher for the six months ended June 30, 2022 compared to the same period of 2021.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total Brokerage operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers.

The following table lists the gross margin percentage for our Brokerage segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross margin percentage	20.6%	12.0%	16.9%	12.9%

For the quarter ended June 30, 2022, the primary factors driving the decrease in Brokerage revenue were a 25.0% decrease in load count offset by a 22.3% increase in average revenue per load. The increase in gross margin was due to the increase in average revenue per load of 22.3% exceeding the 10.4% increase in average cost per load as compared to the same quarter in 2021.

For the six months ended June 30, 2022, the primary factors driving the increase in Brokerage revenue were a 17.5% increase in average revenue per load offset by a 12.9% decrease in load count. The increase in gross margin was due to the increase in average revenue per load of 17.5% exceeding the 12.1% increase in average cost per load as compared to the same period in 2021.

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

The following is a summary of our salaries, wages and benefits for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$181,418	$144,500	$350,446	$286,503
% of total operating revenue	32.8%	30.4%	32.7%	30.9%
% of revenue, before fuel surcharge	37.9%	33.0%	37.1%	33.5%

For the quarter ended June 30, 2022, the increase in salaries, wages and benefits was due primarily to $20.9 million in higher driver wages due primarily to a 10.7% increase in driver pay per mile combined with increased company driver miles of 11.2 million, an increase of $13.0 million in office wages due in part to a 13.6% increase in average headcount combined with an approximate 10.1% increase in average wages per employee as we continue to invest in our digital and strategic initiatives to create a platform that we believe will allow for us to significantly increase our revenues. During the second quarter of 2022, our group health and workers’ compensation expense increased 41.1% primarily due to increased group health claims expense as compared to the same quarter in 2021.

For the six months ended June 30, 2022, the increase in salaries, wages and benefits was due primarily to $35.1 million in higher driver wages due primarily to a 13.1% increase in driver pay per mile combined with increased company driver miles of 16.0 million, an increase of $24.0 million in office wages due in part to a 14.5% increase in average headcount combined with an approximate 9.8% increase in average wages per employee as we continue to invest in our digital and strategic initiatives to create a platform that we believe will allow for us to significantly increase our revenues. During the first six months of 2022, our group health and workers’ compensation expense increased 29.0% primarily due to increased group health claims expense partially offset by decreased workers compensation premiums and claims as compared to the same period in 2021.

While the driver market remains tight, we have seen an improvement in the ability of large fleets to source drivers. In the near term, we believe salaries, wages and benefits will increase as a result of a tight driver market, wage inflation and higher healthcare costs. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$89,253	$43,783	$154,296	$84,187
% of total operating revenue	16.1%	9.2%	14.4%	9.1%
% of revenue, before fuel surcharge	18.6%	10.0%	16.4%	9.8%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$74,518	$37,488	$127,379	$70,607
Less: fuel surcharge revenue reimbursed to independent contractors	13,037	8,422	22,634	16,082
Company fuel surcharge revenue	61,481	29,066	104,745	54,525
Total fuel and fuel taxes	$89,253	$43,783	$154,296	$84,187
Less: company fuel surcharge revenue	61,481	29,066	104,745	54,525
Net fuel expense	$27,772	$14,717	$49,551	$29,662
% of total operating revenue	5.0%	3.1%	4.6%	3.2%
% of revenue, before fuel surcharge	5.8%	3.4%	5.3%	3.5%

For the quarter ended June 30, 2022, the increase in net fuel expenses was primarily the result of a 79.8% increase in the average company fuel price per gallon combined with a 10.1% increase in company miles partially offset by a $32.4 million increase in company fuel surcharge revenue compared to the same quarter in 2021. During the second quarter of

2022, we experienced a significant sequential increase in fuel prices which led to higher net fuel expense as our increased fuel surcharges to our customers were chasing the rising costs throughout the quarter.

For the six months ended June 30, 2022, the increase in net fuel expenses was primarily the result of a 67.2% increase in the average company fuel price per gallon combined with a 7.1% increase in company miles partially offset by a $50.2 million increase in company fuel surcharge revenue compared to the same period in 2021. During the first six months of 2022, we experienced a significant sequential increase in fuel prices which led to higher net fuel expense as our increased fuel surcharges to our customers were chasing the rising costs throughout the quarter.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$24,336	$21,547	$48,630	$43,010
Depreciation and amortization, net of (gains) losses on sale of property	14,929	23,205	33,646	45,587
Vehicle rents and depreciation and amortization of property and equipment	$39,265	$44,752	$82,276	$88,597
% of total operating revenue	7.1%	9.4%	7.7%	9.6%
% of revenue, before fuel surcharge	8.2%	10.2%	8.7%	10.4%

For the quarter ended June 30, 2022, the increase in vehicle rents in absolute dollar terms was primarily due to increased tractors and trailers financed under operating leases compared to the same quarter in 2021. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a gain on sale of equipment of $1.0 million compared to a loss of $2.9 million and a $4.0 million gain on the sale of a terminal facility which was being leased by a former subsidiary, a decrease in the number of owned trailers and a decrease in average deprecation per tractor as compared to the same quarter in 2021 partially offset by increased number of owned tractors and increased computer software amortization.

For the six months ended June 30, 2022, the increase in vehicle rents in absolute dollar terms was primarily due to increased tractors and trailers financed under operating leases compared to the same period in 2021. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a gain on sale of equipment of $1.3 million compared to a loss of $4.6 million and a $4.0 million gain on the sale of a terminal facility which was being leased by a former subsidiary, a decrease in the number of owned trailers and a decrease in average depreciation per tractor as compared to the same period in 2021. The decrease in loss on sale is due in part to the equipment mix sold and the favorable used tractor and trailer market combined with decreased sales as compared to the same period in 2021.

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

The following is a summary of our purchased transportation for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$140,185	$157,489	$290,769	$299,150
% of total operating revenue	25.3%	33.2%	27.2%	32.3%
% of revenue, before fuel surcharge	29.3%	36.0%	30.8%	35.0%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$140,185	$157,489	$290,769	$299,150
Less: fuel surcharge revenue reimbursed to independent contractors	13,037	8,422	22,634	16,082
Purchased transportation, net of fuel surcharge reimbursement	$127,148	$149,067	$268,135	$283,068
% of total operating revenue	23.0%	31.4%	25.0%	30.6%
% of revenue, before fuel surcharge	26.5%	34.1%	28.4%	33.1%

For the quarter ended June 30, 2022, the decrease in purchased transportation, net of fuel surcharge reimbursement reflected a 25.0% decrease in Brokerage loads combined with a 28.7% decrease in independent contractor miles partially offset by a 10.4% increase in average cost per Brokerage load as compared to the same quarter in 2021.

For the six months ended June 30, 2022, the decrease in purchased transportation, net of fuel surcharge reimbursement reflected a 12.9% decrease in Brokerage loads combined with a 31.7% decrease in independent contractor miles partially offset by a 12.1% increase in average cost per Brokerage load as compared to the same period in 2021. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors.

If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. Currently, we are experiencing a softer market which has resulted in lower amounts paid to third party carriers on a per load basis excluding the impact of fuel. We continue to actively attempt to expand our Brokerage segment.

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

The following is a summary of our operating expenses and supplies expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$47,679	$34,443	$92,493	$66,958
% of total operating revenue	8.6%	7.3%	8.6%	7.2%
% of revenue, before fuel surcharge	10.0%	7.9%	9.8%	7.8%

For the quarter ended June 30, 2022, the primary factors driving the increase in operating expenses and supplies were increased driver hiring costs combined with increased tractor and trailer maintenance due in part to increased company tractors and miles as compared to the same quarter in 2021.

For the six months ended June 30, 2022, the primary factors driving the increase in operating expenses and supplies were increased driver hiring costs combined with increased tractor and trailer maintenance due in part to increased company tractors and miles as compared to the same period in 2021.

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

The following is a summary of our insurance premiums and claims expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$23,401	$18,933	$43,540	$40,710
% of total operating revenue	4.2%	4.0%	4.1%	4.4%
% of revenue, before fuel surcharge	4.9%	4.3%	4.6%	4.8%

For the three and six months ended June 30, 2022, the primary factor driving the increase in insurance premiums and claims was increased auto liability premiums and claims as compared to the same quarter and period in 2021 due primarily to the settlement of an older claim of $3.4 million in excess of reserves.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$18,418	$16,004	$35,737	$30,904
% of total operating revenue	3.3%	3.4%	3.3%	3.3%
% of revenue, before fuel surcharge	3.8%	3.7%	3.8%	3.6%

For the three and six months ended June 30, 2022, general and other expenses increased primarily due to computer software services along with increased travel and entertainment expense as compared to the same quarter and period in 2021.

Interest Expense

Interest expense consists of cash interest and amortization of deferred financing fees.

The following is a summary of our interest expense for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Interest expense, excluding non-cash items	$4,435	$3,406	$8,091	$6,925
Deferred financing amortization	151	151	302	311
Interest expense, net	$4,586	$3,557	$8,393	$7,244

For the three and six months ended June 30, 2022, interest expense increased primarily due to increased borrowing as compared to the same quarter and period in 2021. We expect our interest expense to increase sequentially as a result of rising interest rates and to be approximately $18.0 million for the full year.

Other

During the second quarter of 2022, we recorded an unrealized loss of $1.8 million related to our investment in TuSimple compared to a $20.2 million gain in the same quarter in 2021. For the six months ended June 30, 2022, we recorded an unrealized loss of  $10.1 million related to our investment in TuSimple partially offset by a gain of $1.3 million related to the sale of Arnold Transportation, Inc. in 2020 compared to an unrealized gain of $20.2 million in the same period of 2021.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of June 30, 2022, there was no fixed charge coverage ratio requirement.

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

At June 30, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $28.3 million, with $69.2 million in borrowings outstanding and $152.5 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility in the foreseeable future.

Cash Flows

Our summary statements of cash flows for the six months ended June 30, 2022 and 2021 are set forth in the table below:

	Six Months Ended
	June 30,
	2022	2021

	(dollars in thousands)
Net cash provided by (used in) operating activities	$20,792	$40,401
Net cash used in investing activities	$(66,921)	$(15,191)
Net cash provided by (used in) financing activities	$43,579	$(25,440)

Operating Activities

The decrease in cash flows from operating activities was due primarily to a $25.0 million decrease in our net income adjusted for noncash items offset by a $4.3 million decrease in operating assets and a $1.1 million increase in operating liabilities. Our operating assets decreased $4.3 million during the six months ended June 30, 2022 primarily due to decreased receivables as compared to the same period in 2021 partially offset by increased current and long term prepaids related to software licenses as compared to the prior period in 2021. Our operating liabilities increased $1.1 million  due in part to increased accrued wages and benefits related to timing of payments. Our decrease in net income adjusted for noncash items was due in part to decreased average revenue miles per tractor per week, increased fuel costs per mile and increased driver and office payroll per mile partially offset by increased gross margin at Brokerage, increased revenue per mile of 15.9% and increased available tractors.

Investing Activities

For the six months ended June 30, 2022, net cash flows used in investing activities increased primarily as a result of increased tractor purchases combined with decreased proceeds from sales of used equipment compared to 2021. During 2022, our miscellaneous capital expenditures increased $6.7 million primarily due to increased computer software and terminal renovations offset by increased proceeds of $8.2 million related to the sale of a terminal as compared to 2021. We expect our net capital expenditures for calendar year 2022 will approximate $130.0 million to $150.0 million to execute our equipment replacement strategy and miscellaneous capital expenditures and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing. If our growth strategy gains momentum beyond our current expectations, we may need to increase our capital expenditures to fund additional profitable growth opportunities.

Financing Activities

The increase in net cash flows provided by financing activities is due in part to increased borrowings under our Credit Facility as compared to the same period in 2021.

Working Capital

As of June 30, 2022, we had a working capital deficit of $101.5 million, representing a $57.2 million decrease in our working capital from June 30, 2021. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of June 30, 2022, we had a working capital deficit of $34.3 million, compared with a working capital deficit of $23.1 million at June 30, 2021. The decrease in working capital was primarily the result of increased accounts payable and accrued wages and benefits partially offset by increased customer receivables.

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

Contractual Obligations

During the six months ended June 30, 2022, there were no material changes in our commitments or contractual obligations.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2022, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2022, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

U.S. XPRESS ENTERPRISES, INC.

Date: August 3, 2022	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer