Form 10-Q
period 2022-09-30
US XPRESS ENTERPRISES INC
filed 2022-11-03
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date October 28, 2022.

Class A Common Stock, $0.01 par value: 35,698,009

Class B Common Stock, $0.01 par value: 15,777,083

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

	September 30,	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$1,371	$5,695
Customer receivables, net of allowance of $1,019 and $11 at September 30, 2022 and December 31, 2021, respectively	241,130	231,687
Other receivables	20,756	18,046
Prepaid insurance and licenses	21,808	13,867
Operating supplies	10,277	9,550
Assets held for sale	20,466	11,831
Other current assets	26,047	32,020
Total current assets	341,855	322,696
Property and equipment, at cost	961,179	890,933
Less accumulated depreciation and amortization	(390,645)	(370,112)
Net property and equipment	570,534	520,821
Other assets
Operating lease right of use assets	317,530	292,347
Goodwill	59,221	59,221
Intangible assets, net	23,870	24,129
Other	49,590	50,829
Total other assets	450,211	426,526
Total assets	$1,362,600	$1,270,043
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$132,328	$126,910
Book overdraft	3,936	7,096
Accrued wages and benefits	41,912	45,011
Claims and insurance accruals, current	55,335	44,309
Other accrued liabilities	6,192	5,962
Current portion of operating lease liabilities	101,213	88,375
Current maturities of long-term debt and finance leases	115,941	85,117
Total current liabilities	456,857	402,780
Long-term debt and finance leases, net of current maturities	346,496	290,392
Less unamortized discount and debt issuance costs	(322)	(357)
Net long-term debt and finance leases	346,174	290,035
Deferred income taxes	13,631	24,301
Other long-term liabilities	21,634	14,457
Claims and insurance accruals, long-term	51,386	54,819
Noncurrent operating lease liabilities	218,070	205,362
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at September 30, 2022 and December 31, 2021, respectively, 35,698,009 and 34,831,118 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	357	348
Common stock Class B, $.01 par value, 35,000,000 authorized at September 30, 2022 and December 31, 2021, respectively, 15,777,083 and 15,657,089 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	158	157
Additional paid-in capital	272,508	267,621
Retained earnings (deficit)	(20,806)	8,440
Stockholders' equity	252,217	276,566
Noncontrolling interest	2,631	1,723
Total stockholders' equity	254,848	278,289
Total liabilities and stockholders' equity	$1,362,600	$1,270,043

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three and Nine Months Ended September 30, 2022 and 2021

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Operating revenue
Revenue, before fuel surcharge	$477,428	$451,824	$1,420,940	$1,306,998
Fuel surcharge	70,400	39,316	197,779	109,923
Total operating revenue	547,828	491,140	1,618,719	1,416,921
Operating expenses
Salaries, wages, and benefits	188,430	158,942	538,876	445,445
Fuel and fuel taxes	86,406	46,715	240,702	130,902
Vehicle rents	26,237	22,700	74,867	65,710
Depreciation and amortization, net of (gain) loss on sale of property	23,187	19,509	56,833	65,096
Purchased transportation	123,535	159,152	414,304	458,302
Operating expenses and supplies	51,339	38,683	143,832	105,641
Insurance premiums and claims	43,912	18,242	87,452	58,952
Operating taxes and licenses	4,112	3,677	11,780	10,193
Communications and utilities	3,707	2,677	11,115	8,029
General and other operating expenses	19,703	14,208	55,440	45,112
Total operating expenses	570,568	484,505	1,635,201	1,393,382
Operating income (loss)	(22,740)	6,635	(16,482)	23,539
Other expense
Interest expense, net	4,588	3,572	12,981	10,816
Other expense (income)	(131)	12,062	8,731	(8,129)
	4,457	15,634	21,712	2,687
Income (loss) before income tax provision	(27,197)	(8,999)	(38,194)	20,852
Income tax provision (benefit)	(7,786)	(3,361)	(9,856)	4,732
Net total and comprehensive income (loss)	(19,411)	(5,638)	(28,338)	16,120
Net total and comprehensive income (loss) attributable to noncontrolling interest	379	(160)	908	(36)
Net total and comprehensive income (loss) attributable to controlling interest	$(19,790)	$(5,478)	$(29,246)	$16,156
Earnings (loss) per share
Basic earnings (loss) per share	$(0.38)	$(0.11)	$(0.57)	$0.32
Basic weighted average shares outstanding	51,562	50,563	51,213	50,293
Diluted earnings (loss) per share	$(0.38)	$(0.11)	$(0.57)	$0.31
Diluted weighted average shares outstanding	51,562	50,563	51,213	51,839

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Operating activities
Net income (loss)	$(28,338)	$16,120
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(10,670)	3,764
Depreciation and amortization	60,174	62,049
(Gains) losses on sale of equipment	(3,341)	3,047
Share based compensation	3,998	5,294
Other	203	546
Unrealized loss (gain) on equity investment	9,989	(8,129)
Changes in operating assets and liabilities:
Receivables	(14,154)	(38,064)
Prepaid insurance and licenses	(7,838)	(7,486)
Operating supplies	(648)	(3,420)
Other assets	(3,677)	(8,284)
Accounts payable and other accrued liabilities	22,811	36,762
Accrued wages and benefits	(3,099)	8,105
Net cash provided by operating activities	25,410	70,304
Investing activities
Payments for purchases of property and equipment	(147,643)	(141,068)
Proceeds from sales of property and equipment	33,877	70,016
Net cash used in investing activities	(113,766)	(71,052)
Financing activities
Borrowings under lines of credit	382,307	235,612
Payments under lines of credit	(314,241)	(210,612)
Borrowings under long-term debt	85,674	83,959
Payments of long-term debt and finance leases	(67,930)	(110,759)
Payments of financing costs	—	(100)
Tax withholding related to net share settlement of restricted stock awards	(431)	(1,211)
Proceeds from issuance of common stock under ESPP	1,330	1,285
Proceeds from long-term consideration for sale of subsidiary	483	460
Book overdraft	(3,160)	2,604
Net cash provided by financing activities	84,032	1,238
Net change in cash and cash equivalents	(4,324)	490
Cash and cash equivalents
Beginning of year	5,695	5,505
End of period	$1,371	$5,995
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$12,344	$10,281
Cash paid during the year for income taxes	1,214	1,213
Supplemental disclosure of significant noncash investing and financing activities
Uncollected proceeds from asset sales	$333	$—
Property and equipment amounts accrued in accounts payable	1,541	3,887
Finance lease additions	1,118	5,572

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three and Nine months ended September 30, 2022 and 2021

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2021	$348	$157	$267,621	$8,440	$1,723	$278,289
Share based compensation	—	—	1,456	—	—	1,456
Vesting of restricted stock	4	1	(413)	—	—	(408)
Issuance of common stock under ESPP	1	—	724	—	—	725
Net loss	—	—	—	(8,902)	(71)	(8,973)
Balances at March 31, 2022	353	158	269,388	(462)	1,652	271,089
Share based compensation	—	—	1,509	—	—	1,509
Vesting of restricted stock	1	—	(24)	—	—	(23)
Net income (loss)	—	—	—	(554)	600	46
Balances at June 30, 2022	354	158	270,873	(1,016)	2,252	272,621
Share based compensation	—	—	1,033	—	—	1,033
Vesting of restricted stock	—	—	—	—	—	—
Issuance of common stock under ESPP	3	—	602	—	—	605
Net income (loss)	—	—	—	(19,790)	379	(19,411)
Balances at September 30, 2022	$357	$158	$272,508	$(20,806)	$2,631	$254,848

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2020	$340	$157	$261,338	$(2,430)	$1,452	$260,857
Share based compensation	—	—	2,134	—	—	2,134
Vesting of restricted stock	3	1	(919)	—	—	(915)
Issuance of common stock under ESPP	1	—	537	—	—	538
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	2,538	123	2,661
Balances at March 31, 2021	345	157	263,090	108	1,575	265,275
Share based compensation	—	—	1,657	—	—	1,657
Vesting of restricted stock	1	—	(297)	—	—	(296)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Net income	—	—	—	19,096	1	19,097
Balances at June 30, 2021	347	156	264,450	19,204	1,576	285,733
Share based compensation	—	—	1,503	—	—	1,503
Vesting of restricted stock	—	—	—	—	—	—
Issuance of common stock under ESPP	2	—	745	—	—	747
Net loss	—	—	—	(5,478)	(160)	(5,638)
Balances at September 30, 2021	$349	$156	$266,698	$13,726	$1,416	$282,345

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2022

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2021 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.

Impairment of Long Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During the three and nine months ended September 30, 2022, we incurred a non-cash adjustment of $1.1 million and $3.3 million, respectively, due to an obsolete technology write off which was recognized in amortization expense.

3.        Income Taxes

The Company’s provision for income taxes for the three and nine months ended September 30, 2022 and 2021 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income (loss) before income tax provision (benefit)	$(27,197)	$(8,999)	$(38,194)	$20,852
Income tax provision (benefit)	(7,786)	(3,361)	(9,856)	4,732
Effective tax rate	28.6%	37.3%	25.8%	22.7%

The difference between the Company’s effective tax rate for the three and nine months ended September 30, 2022 and 2021 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), adjustments to valuation allowances, and certain discrete items.

4.        Investments

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. We recognized an unrealized loss (gain) of $(0.1) million and $12.1 million during the three months ended September 30, 2022 and 2021, respectively, and $10.0 million and ($8.1) million during the nine months ended September 30, 2022, and 2021, respectively, in other expense (income) within the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of the investment is $2.7 million and is included in other noncurrent assets on the accompanying unaudited consolidated balance sheets.

5.        Long-Term Debt

Long-term debt at September 30, 2022 and December 31, 2021 consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Line of credit, maturing January 2025	$91,966	$23,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 3.9% and 3.7% at September 30, 2022 and December 31, 2021, due in monthly installments with final maturities at various dates through March 2027, secured by related revenue equipment with a net book value of $354.6 million and $316.9 million at September 30, 2022 and December 31, 2021	338,923	310,420
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at September 30, 2022 and December 31, 2021 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $32.4 million and $33.0 million at September 30, 2022 and December 31, 2021	23,487	24,587
Other	—	8,444
	454,376	367,351
Less: Debt issuance costs	(322)	(357)
Less: Current maturities of long-term debt	(113,952)	(83,584)
	$340,102	$283,410

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

Borrowings under the new Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of September 30, 2022, there was no fixed charge coverage ratio requirement.

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

At September 30, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $28.3 million, with $92.0 million in borrowings outstanding and $129.7 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

Leases	Classification	September 30, 2022
Assets
Operating	Operating lease right-of-use assets	$317,530
Finance	Property and equipment, net	7,343
Total leased assets		$324,873

Liabilities
Current
Operating	Current portion of operating lease liabilities	$101,213
Finance	Current maturities of long-term debt and finance leases	1,989
Noncurrent
Operating	Noncurrent operating lease liabilities	218,070
Finance	Long-term debt and finance leases, net of current maturities	6,072
Total lease liabilities		$327,344

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2022	2021	2022	2021
Operating lease cost	Vehicle rents and General and other operating	$27,437	$23,255	$79,707	$69,518
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	430	355	1,101	1,326
Interest on lease liabilities	Interest expense	109	117	336	388
Short-term lease cost	Vehicle rents and General and other operating	553	1,399	1,336	3,962
Total lease cost		$28,529	$25,126	$82,480	$75,194

	Nine Months Ended
	September 30,
Cash Flow Information	2022	2021
Cash paid for operating leases included in operating activities	$79,707	$69,518
Cash paid for finance leases included in operating activities	$335	$388
Cash paid for finance leases included in financing activities	$554	$1,538

Operating lease right-of-use assets obtained in exchange for lease obligations	$108,855	$48,959

Noncash lease expense was $80.2 million and $70.6 million during the nine months ended September 30, 2022 and 2021, respectively.

	September 30, 2022
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.6	4.2%
Finance leases	7.3	5.4%

	September 30, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.8	3.9%
Finance leases	8.1	4.7%

As of September 30, 2022, future maturities of lease liabilities were as follows (in thousands):

	September 30, 2022
	Finance	Operating
2022	$2,315	$28,787
2023	1,606	106,139
2024	881	76,167
2025	580	56,214
2026	596	34,596
Thereafter	3,595	53,923
	9,573	355,826
Less: Amount representing interest	(1,512)	(36,543)
Total	$8,061	$319,283

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $4.6 million and $5.7 million for the three months ended September 30, 2022 and 2021, respectively and $13.9 million and $20.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino. The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice, under Rule 23 due to lack of commonality amongst the putative class members. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class consists of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress, Inc. at any time since December 23, 2011. The case alleges that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class seeks a judgment for compensatory damages, penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest. On May 2, 2019, the district court dismissed the claims alleging failure to provide duty free meal and rest breaks or premium pay for failure to provide such breaks under California law on grounds of preemption. The Ninth Circuit Court of Appeals upheld the administrative ruling that formed the basis for the district court’s ruling. The parties filed cross-motions for summary judgment on the remaining claims, and the Company filed a motion to decertify the class. The court issued its ruling on the pending cross-motions: (1) the court denied the Company’s motion to decertify the class; (2) the court granted the Company’s motion for summary judgment on the plaintiff’s minimum wage claim for non-driving duties such as pre-trip and post-trip inspection, fueling, receiving dispatches, waiting to load or unload, and handling paperwork for the loads for January 1, 2013 forward (leaving the minimum wage claim only for the approximate one-year time period from December 23, 2011 to December 31, 2012); (3) the court granted the plaintiff’s motion for summary judgment for the time spent taking U.S. Department of Transportation-required 10-hour breaks while hauling high value loads in California for solo drivers and for the designated team driver responsible for the load during those breaks; and (4) the court denied the balance of cross-motions. The plaintiff filed a petition for permission to file an interlocutory appeal of the court’s decision on the minimum wage claim, which the district court and the Ninth Circuit both granted. On June 22, 2021, the Ninth Circuit issued its memorandum decision upholding the district court’s ruling in favor of the Company on the plaintiff’s claim for payment of the minimum wage for certain non-driving work they claim was left uncompensated by the Company’s piece rate pay plan after January 1, 2013. The district court held a status conference on June 15, 2021 and set a trial date for March 1, 2022, but subsequtnely removed from the calendar. Discovery has been completed. The trial is currently set to begin on December 6, 2022. We are currently not able to predict the probable outcome or to reasonably estimate a range of potential losses, if any. The Company intends to vigorously defend the merits of these claims.

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

Other

The Company had letters of credit of $28.3 million outstanding as of September 30, 2022. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at September 30, 2022 to acquire revenue equipment and other equipment and terminal improvements for approximately $218.3 million during the remainder of 2022 and $8.9 million during 2023. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

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

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the nine months ended September 30, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	1,790,769	$7.91
Granted	2,263,224	3.76
Vested	(531,365)	8.45
Forfeited	(981,797)	5.63
Unvested at September 30, 2022	2,540,831	$4.98

Service based restricted stock grants vest over periods of one to five years and account for 2,376,174 of the unvested shares. Performance based awards account for 164,657 the unvested shares and vest based upon achievement of certain performance and shareholder return goals, as defined by the Company. The Company recognized compensation expense related to performance based awards of ($0.1) million and ($0.2) million during the three and nine months ended September 30, 2022 and $0.1 million and $0.6 million during the three and nine months ended September 30, 2021, respectively. The Company recognized compensation expense related to service based awards of $0.8 million and $3.2 million during the three and nine months ended September 30, 2022 and $1.1 million and $3.8 million during the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the Company had $9.2 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.8 years.

The following is a summary of the Incentive Plan stock option activity from December 31, 2021 to September 30, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	124,783	$4.86
Vested	(78,976)	5.12
Unvested at September 30, 2022	45,807	$4.41

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.0 million and $0.2 million during the three and nine months ended September 30, 2022 and $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

At September 30, 2022, the Company had $0.1 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 4 months. As of September 30, 2022, 270,092 options were exercisable with a weighted average exercise price of $12.64 and a weighted average remaining contractual life of 6.3 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for nine months ended September 30, 2022:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2021	460,040	$2.15
Vested	(153,323)	2.15
Unvested at September 30, 2022	306,717	$2.15

The vesting schedule for these restricted unit grants is 7 years. The Company recognized compensation expense of $0.1 million and $0.3 million during the three and nine months ended September 30, 2022 and $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the Company had approximately $0.5 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 1.4 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million and $0.5 million for the three and nine months ended September 30, 2022 and $0.1 million and $0.3 million during the three and nine months ended September 30, 2021, respectively, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to controlling interest by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 5,664,870 equity awards for the three and nine months ended September 30, 2022 and 3,070,665 and 440,737 for the three and nine months ended September 30, 2021, respectively, as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three and nine months ended September 30, 2022 and 2021, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator - Basic
Net income (loss)	$(19,411)	$(5,638)	$(28,338)	$16,120
Net income attributable to noncontrolling interest	379	(160)	908	(36)
Net income (loss) attributable to common stockholder	$(19,790)	$(5,478)	$(29,246)	$16,156

Numerator - Dilutive
Net income (loss)	$(19,411)	$(5,638)	$(28,338)	$16,120
Net loss attributable to noncontrolling interest	379	(160)	908	(34)
Net income (loss) attributable to common stockholder	$(19,790)	$(5,478)	$(29,246)	$16,154

Basic weighted average of outstanding shares of common stock	51,562	50,563	51,213	50,293
Dilutive effect of equity awards	—	—	—	954
Dilutive effect of assumed subsidiary share conversion	—	—	—	592
Diluted weighted average of outstanding shares of common stock	51,562	50,563	51,213	51,839

Basic earnings (loss) per share	$(0.38)	$(0.11)	$(0.57)	$0.32
Diluted earnings (loss) per share	$(0.38)	$(0.11)	$(0.57)	$0.31

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

The following table summarizes our segment information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Truckload	$472,341	$400,320	$1,360,778	$1,147,773
Brokerage	75,487	90,820	257,941	269,148
Total Operating Revenue	$547,828	$491,140	$1,618,719	$1,416,921

Operating Income
Truckload	$(26,604)	$8,081	$(25,421)	$23,553
Brokerage	3,864	(1,446)	8,939	(14)
Total Operating Income	$(22,740)	$6,635	$(16,482)	$23,539

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the impact of new accounting standards, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, our Realignment Plan, our ability to profitably scale and achieve operational efficiencies in our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future interest expense, future utilization of independent contractors, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, margins, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, future fleet size and management, any statements concerning proposed acquisition plans, new services or developments, and the anticipated impact of legal proceedings on our financial position and results of operations, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “seek,” “potential,” “goal,” “continue,” “will,” derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $1.9 billion in total operating revenue in 2021. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our non-asset-based freight brokerage network. As of September 30, 2022, our fleet consisted of approximately 7,000 tractors and approximately 14,000 trailers, including approximately 1,000 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

On September 7, 2022, we announced a Realignment Plan focused on improving operating profitability and cash flow as well as reducing balance sheet leverage. The Realignment Plan is intended to focus primarily on improving our Over-the-Road (“OTR”) division with limited anticipated impact to both our Dedicated division and Brokerage segment.

We expect that the Realignment Plan will allow our OTR division to focus on improving capacity, cost and service levels for our customers while gaining benefits from improved network planning as well as more effectively allocating freight between Company and third-party assets. These improvements should contribute to improved utilization within the OTR division in the coming quarters. Finally, we do not anticipate that the Realignment Plan will impact our professional drivers’ ability to service our customers.

In addition, we identified significant personnel efficiencies as a result of eliminating organization overlaps and, in certain circumstances, duplicative functions. As of September 30, 2022, we believe that these efficiency gains can reduce annualized wage costs by $21.5 million beginning in the fourth quarter of 2022. We have identified approximately $6.5 million in annualized cost savings from an ongoing real estate footprint rationalization initiative and other miscellaneous cost savings.

In the immediate term, we expect to use proceeds from the divestiture of non-core real estate holdings as well as a more conservative trade cycle management program to positively benefit capital expenditures, net of proceeds, free cash flow and overall debt levels. We have also taken steps to reduce annualized capitalized wages, which primarily relate to internal use software development by over $10 million beginning in the fourth quarter. Further out, we expect the benefits from our Realignment Plan to generate increased operating income and net earnings, a portion of which could be used to pay down outstanding debt.

Total revenue for the third quarter of 2022 increased by $56.7 million to $547.8 million as compared to the third quarter of 2021. The increase was primarily the result of a $40.9 million increase in Truckload revenue, a $31.1 million increase in fuel surcharge revenue offset by a $15.3 million decrease in Brokerage revenue. Excluding the impact of fuel surcharge revenue, third quarter revenue increased $25.6 million to $477.4 million, an increase of 5.7% as compared to the prior year quarter.

Operating loss for the third quarter of 2022 was $22.7 million compared to operating income of $6.6 million in the third quarter of 2021. Our profitability decreased primarily due to increased insurance claims and premiums of $25.7 million, increased technology and personnel expenses and higher net fuel costs, partially offset by a 9.0% increase in our average revenue per mile, a 12.1% increase in our available tractors and a 52.3% increase in our Brokerage gross margin.

We are continuing to focus on our driver centric initiatives throughout our fleet, while at the same time driving more accountability through our OTR fleet operations with the goal of increasing revenue miles and ultimately lowering driver turnover. We believe these initiatives will aid us in retaining our current professional drivers and attracting new professional drivers to our team. We will continue to focus on implementing and executing our initiatives that we expect will drive sustainable improved fleet performance over time. In the past, we spoke about the importance of growing our overall fleet size to improve our financial performance; however, with our Realignment Plan and associated cost takeout initiatives, we will be focused on improving the mix and profitability at our current fleet size.

In our Dedicated division, our team successfully addressed pricing in certain Dedicated accounts as a result of driver and capacity cost inflation. As a result, our overall Dedicated rates increased 18.1% in the third quarter of 2022 compared to the third quarter in 2021. We see incremental opportunity to improve margins in Dedicated through responsible growth, modest improvement in utilization, and lower turnover.

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. We continue to actively attempt to expand our Brokerage segment in a profitable manner.

In terms of the overall market, we are expecting a muted peak season compared to the last two years as overall end market demand continues to moderate.

Investment in TuSimple

On April 15, 2021, TuSimple completed its initial public offering at a price of $40.00 per share. Our $5.0 million investment consisted of 353,604 shares of TuSimple and at September 30, 2022, the fair value of our investment was $2.7 million and we recorded an unrealized gain on investment of $0.1 million during the quarter ended September 30, 2022 in other expense (income) within the unaudited condensed consolidated statements of comprehensive income (loss).

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

Approximately 13.1% of our total tractor fleet was operated by independent contractors at September 30, 2022. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Revenue, before fuel surcharge	$477,428	$451,824	$1,420,940	$1,306,998
Fuel surcharge	70,400	39,316	197,779	109,923
Total operating revenue	$547,828	$491,140	$1,618,719	$1,416,921

For the three and nine months ended September 30, 2022, the primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing in both our Truckload and Brokerage segment, increased available tractors, and increased fuel surcharge revenues partially offset by lower average revenue miles per tractor per week, decreased Brokerage loads and decreased miscellaneous revenues.

A summary of our revenue generated by segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Truckload revenue, before fuel surcharge	$401,941	$361,004	$1,162,999	$1,037,850
Fuel surcharge	70,400	39,316	197,779	109,923
Total Truckload operating revenue	472,341	400,320	1,360,778	1,147,773
Brokerage operating revenue	75,487	90,820	257,941	269,148
Total operating revenue	$547,828	$491,140	$1,618,719	$1,416,921

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Over the road
Average revenue per tractor per week	$3,857	$3,770	$3,870	$3,776
Average revenue per mile	$2.475	$2.421	$2.519	$2.286
Average revenue miles per tractor per week	1,558	1,558	1,536	1,651
Average tractors	3,918	3,413	3,757	3,384
Dedicated
Average revenue per tractor per week	$4,870	$4,340	$4,834	$4,274
Average revenue per mile	$2.983	$2.527	$2.894	$2.455
Average revenue miles per tractor per week	1,632	1,717	1,670	1,741
Average tractors	2,730	2,520	2,657	2,575
Consolidated
Average revenue per tractor per week	$4,273	$4,012	$4,269	$3,991
Average revenue per mile	$2.689	$2.468	$2.682	$2.361
Average revenue miles per tractor per week	1,589	1,625	1,592	1,690
Average tractors	6,648	5,933	6,414	5,959

For the quarter ended September 30, 2022, the primary factors driving the increases in Truckload revenue were a 9.0% increase in average revenue per mile, a 12.1% increase in available tractors partially offset by a 2.2% decrease in average revenue miles per tractor per week and a $19.6 million decrease in miscellaneous revenues. The increase in average revenue per mile was primarily due to a 16.6% increase in contractual rates partially offset by 23.5% decreases in spot rates. Fuel surcharge revenue increased by $31.1 million, or 79.1%, to $70.4 million, compared with $39.3 million in the third quarter of 2021.  The increase in fuel surcharge revenue primarily relates to increased fuel prices compared to the same quarter in 2021. The DOE national weekly average fuel price per gallon averaged approximately $1.84 per gallon higher for the third quarter of 2022 compared to the same quarter of 2021.

For the nine months ended September 30, 2022, the primary factors driving the increases in Truckload revenue were a 13.6% increase in average revenue per mile, a 7.6% increase in available tractors partially offset by a 5.8% decrease in average revenue miles per tractor per week and a $15.2 million decrease in miscellaneous revenues. The increase in average revenue per mile was primarily due to a 18.0% increase in contractual rates partially offset by 5.8% decrease in spot rates. Fuel surcharge revenue increased by $87.9 million, or 79.9%, to $197.8 million, compared with $109.9 million in the same period of 2021.  The increase in fuel surcharge revenue primarily relates to increased fuel prices compared to the same period in 2021. The DOE national weekly average fuel price per gallon averaged approximately $1.80 per gallon higher for the nine months ended September 30, 2022 compared to the same period of 2021.

The key performance indicator of our Brokerage segment is gross margin percentage (Brokerage revenue less purchased transportation expense expressed as a percentage of total Brokerage operating revenue). Gross margin percentage can be impacted by the rates charged to customers and the costs of securing third-party carriers.

The following table lists the gross margin percentage for our Brokerage segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gross margin percentage	20.5%	11.2%	17.9%	12.3%

For the quarter ended September 30, 2022, the primary factors driving the decrease in Brokerage revenue were a 33.6% decrease in load count offset by a 25.3% increase in average revenue per load. The increase in gross margin was due to the increase in average revenue per load of 25.3% exceeding the 12.2% increase in average cost per load as compared to the same quarter in 2021.

For the nine months ended September 30, 2022, the primary factors driving the decrease in Brokerage revenue were a 19.9% decrease in load count offset by a 19.6% increase in average revenue per load. The increase in gross margin was due to the increase in average revenue per load of 19.6% exceeding the 11.9% increase in average cost per load as compared to the same period in 2021.

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

The following is a summary of our salaries, wages and benefits for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Salaries, wages and benefits	$188,430	$158,942	$538,876	$445,445
% of total operating revenue	34.4%	32.4%	33.3%	31.4%
% of revenue, before fuel surcharge	39.5%	35.2%	37.9%	34.1%

For the quarter ended September 30, 2022, the increase in salaries, wages and benefits was due primarily to $23.6 million in higher driver wages due primarily to a 7.7% increase in driver pay per mile combined with increased company driver miles of 18.5 million, an increase of $6.8 million in office wages due in part to a 4.6% increase in average headcount combined with an approximate 6.2% increase in average wages per employee from our digital and strategic initiatives. Our group health and workers’ compensation expense decreased 4.7% primarily due to decreased group health claims expense partially offset by increased workers compensation claims expense as compared to the same quarter in 2021. During the third quarter of 2022, we incurred approximately $0.6 million in severance related expenses in conjunction with our Realignment Plan.

For the nine months ended September 30, 2022, the increase in salaries, wages and benefits was due primarily to $58.8 million in higher driver wages due primarily to a 11.3% increase in driver pay per mile combined with increased company driver miles of 34.5 million, an increase of $30.8 million in office wages due in part to a 10.9% increase in average headcount combined with an approximate 13.6% increase in average wages per employee from our digital and strategic initiatives. Our group health and workers’ compensation expense increased 14.0% primarily due to increased group health claims expense combined with a slight increase in workers compensation premiums and claims as compared to the same period in 2021.

While the driver market remains tight, we have seen an improvement in the ability of large fleets to source drivers. In the near term, we believe driver salaries, wages and benefits will remain constant as professional drivers availability is increasing due to the softening of current market conditions, while we believe our overall office wages will decline as a result of recent actions taken in conjunction with our Realignment Plan. As a percentage of revenue, we expect salaries, wages and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Fuel and fuel taxes	$86,406	$46,715	$240,702	$130,902
% of total operating revenue	15.8%	9.5%	14.9%	9.2%
% of revenue, before fuel surcharge	18.1%	10.3%	16.9%	10.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Total fuel surcharge revenue	$70,400	$39,316	$197,779	$109,923
Less: fuel surcharge revenue reimbursed to independent contractors	11,539	8,001	34,173	24,083
Company fuel surcharge revenue	58,861	31,315	163,606	85,840
Total fuel and fuel taxes	$86,406	$46,715	$240,702	$130,902
Less: company fuel surcharge revenue	58,861	31,315	163,606	85,840
Net fuel expense	$27,545	$15,400	$77,096	$45,062
% of total operating revenue	5.0%	3.1%	4.8%	3.2%
% of revenue, before fuel surcharge	5.8%	3.4%	5.4%	3.4%

For the quarter ended September 30, 2022, the increase in net fuel expenses was primarily the result of a 53.4% increase in the average company fuel price per gallon combined with a 16.5% increase in company miles partially offset by a $27.5 million increase in company fuel surcharge revenue compared to the same quarter in 2021.

For the nine months ended September 30, 2022, the increase in net fuel expenses was primarily the result of a 62.3% increase in the average company fuel price per gallon combined with a 10.3% increase in company miles partially offset by a $77.8 million increase in company fuel surcharge revenue compared to the same period in 2021. During the first nine months of 2022, we experienced a significant increase in fuel prices which led to higher net fuel expense as our increased fuel surcharges to our customers were lagging behind the rising costs throughout the period.

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

The following is a summary of our vehicle rents and depreciation and amortization for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Vehicle rents	$26,237	$22,700	$74,867	$65,710
Depreciation and amortization, net of (gains) losses on sale of property	23,187	19,509	56,833	65,096
Vehicle rents and depreciation and amortization of property and equipment	$49,424	$42,209	$131,700	$130,806
% of total operating revenue	9.0%	8.6%	8.1%	9.2%
% of revenue, before fuel surcharge	10.4%	9.3%	9.3%	10.0%

For the quarter ended September 30, 2022, the increase in vehicle rents in absolute dollar terms was primarily due to increased tractors and trailers financed under operating leases compared to the same quarter in 2021. The increase in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a loss on sale of property and equipment of $2.0 million compared to a gain of $1.5 million. During the third quarter of 2022, we exited an office lease along with the leasehold improvements and office furniture for a loss of $1.3 million combined with software impairment of $1.1 million.

For the nine months ended September 30, 2022, the increase in vehicle rents in absolute dollar terms was primarily due to increased tractors and trailers financed under operating leases compared to the same period in 2021. The decrease in depreciation and amortization, net of (gains) losses on sale of property, is primarily due to a gain on sale of equipment of $4.0 million compared to a loss of $3.0 million and a $4.0 million gain on the sale of a terminal facility which was being leased by a former subsidiary partially offset by $1.3 million loss on the above mentioned office lease and software impairment of $3.3 million, a decrease in the number of owned trailers and a decrease in average depreciation per tractor as compared to the same period in 2021. The decrease in loss on sale is due in part to the equipment mix sold and the favorable used tractor and trailer market combined with decreased sales as compared to the same period in 2021.

For calendar year 2022, excluding any change in our percentage allocation of owned versus leased equipment due to available financing terms, we expect to spend approximately $150.0 million in net capital expenditures which will keep the average age of our equipment relatively constant.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$123,535	$159,152	$414,304	$458,302
% of total operating revenue	22.5%	32.4%	25.6%	32.3%
% of revenue, before fuel surcharge	25.9%	35.2%	29.2%	35.1%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Purchased transportation	$123,535	$159,152	$414,304	$458,302
Less: fuel surcharge revenue reimbursed to independent contractors	11,539	8,001	34,173	24,083
Purchased transportation, net of fuel surcharge reimbursement	$111,996	$151,151	$380,131	$434,219
% of total operating revenue	20.4%	30.8%	23.5%	30.6%
% of revenue, before fuel surcharge	23.5%	33.5%	26.8%	33.2%

For the quarter ended September 30, 2022, the decrease in purchased transportation, net of fuel surcharge reimbursement reflected a 33.6% decrease in Brokerage loads combined with a 22.7% decrease in independent contractor miles partially offset by a 12.2% increase in average cost per Brokerage load as compared to the same quarter in 2021.

For the nine months ended September 30, 2022, the decrease in purchased transportation, net of fuel surcharge reimbursement reflected a 19.9% decrease in Brokerage loads combined with a 29.1% decrease in independent contractor miles partially offset by a 11.9% increase in average cost per Brokerage load as compared to the same period in 2021. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors.

If industry-wide trucking capacity tightens in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. Currently, we are experiencing a softer market which has resulted in lower amounts paid to third party carriers on a per load basis excluding the impact of fuel. We continue to actively attempt to expand our Brokerage segment in a profitable manner.

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

The following is a summary of our operating expenses and supplies expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Operating expenses and supplies	$51,339	$38,683	$143,832	$105,641
% of total operating revenue	9.4%	7.9%	8.9%	7.5%
% of revenue, before fuel surcharge	10.8%	8.6%	10.1%	8.1%

For the quarter ended September 30, 2022, the primary factors driving the increase in operating expenses and supplies were increased tractor and trailer maintenance and tires due in part to increased company tractors and miles, increased driver hiring costs combined with increased tolls and other operating expenses as compared to the same quarter in 2021.

For the nine months ended September 30, 2022, the primary factors driving the increase in operating expenses and supplies were increased driver hiring costs combined with increased tractor and trailer maintenance and tires due in part to increased company tractors and miles as compared to the same period in 2021.

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

The following is a summary of our insurance premiums and claims expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Insurance premiums and claims	$43,912	$18,242	$87,452	$58,952
% of total operating revenue	8.0%	3.7%	5.4%	4.2%
% of revenue, before fuel surcharge	9.2%	4.0%	6.2%	4.5%

For the three months ended September 30, 2022, the primary factor driving the increase in insurance premiums and claims was increased auto liability claims and premium expense as compared to the same quarter in 2021 due primarily to the adverse developments in prior year claims of approximately $20.0 million.

For the nine months ended September 30, 2022, the primary factor driving the increase in insurance premiums and claims was increased auto liability claims and premium expense as compared to the same quarter and period in 2021 due primarily to the adverse developments in prior year claims of approximately $23.0 million combined with increased physical damage claims.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
General and other operating expenses	$19,703	$14,208	$55,440	$45,112
% of total operating revenue	3.6%	2.9%	3.4%	3.2%
% of revenue, before fuel surcharge	4.1%	3.1%	3.9%	3.5%

For the three and nine months ended September 30, 2022, general and other expenses increased primarily due to computer software services along with increased other expenses as compared to the same quarter and period in 2021.

Interest Expense

Interest expense consists of cash interest and amortization of deferred financing fees.

The following is a summary of our interest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(dollars in thousands)		(dollars in thousands)
Interest expense, excluding non-cash items	$4,437	$3,421	$12,529	$10,354
Deferred financing amortization	151	151	452	462
Interest expense, net	$4,588	$3,572	$12,981	$10,816

For the three and nine months ended September 30, 2022, interest expense increased primarily due to increased borrowing as compared to the same quarter and period in 2021. We expect our interest expense to increase sequentially as a result of rising interest rates and to be approximately $18.0 million for calendar year 2022.

Other

During the third quarter of 2022, we recorded an unrealized gain of $0.1 million related to our investment in TuSimple compared to a $12.1 million loss in the same quarter in 2021. For the nine months ended September 30, 2022, we recorded an unrealized loss of  $10.0 million related to our investment in TuSimple partially offset by a gain of $1.3 million related to contingent consideration received during 2022 from the sale of Arnold Transportation, Inc. in 2020 compared to an unrealized gain of $8.1 million in the same period of 2021.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of September 30, 2022, there was no fixed charge coverage ratio requirement.

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

At September 30, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $28.3 million, with $92.0 million in borrowings outstanding and $129.7 million available to borrow. We do not anticipate material liquidity constraints or any issues with our ongoing ability to remain in compliance with our Credit Facility in the foreseeable future.

Cash Flows

Our summary statements of cash flows for the nine months ended September 30, 2022 and 2021 are set forth in the table below:

	Nine Months Ended
	September 30,
	2022	2021

	(dollars in thousands)
Net cash provided by (used in) operating activities	$25,410	$70,304
Net cash used in investing activities	$(113,766)	$(71,052)
Net cash provided by (used in) financing activities	$84,032	$1,238

Operating Activities

The decrease in cash flows from operating activities was due primarily to a $50.7 million decrease in our net income adjusted for noncash items combined with a $25.2 million decrease in operating liabilities  offset by a $31.0 million decrease in operating assets as compared to the same period in 2021. Our operating assets increased $26.3 million in 2022 compared to $57.3 million in the prior period. The lower increase in operating assets is primarily due to decreased growth in Brokerage receivables in 2022 compared to 2021 partially offset by an increase in Truckload receivables. Our operating liabilities increased $19.7 million in 2022 compared to $44.9 million in the prior period. The lower increase was due in part to decreased Brokerage purchase transportation due to fewer loads combined with decreased accrued wages and benefits due to timing of payments offset by increased insurance reserves.  Our decrease in net income adjusted for noncash items was due in part to increased insurance and claims expense, increased fuel costs per mile and increased driver and office payroll per mile, decreased average revenue miles per tractor per week, partially offset by increased gross margin at Brokerage, increased revenue per mile of 13.6% and increased available tractors.

Investing Activities

For the nine months ended September 30, 2022, net cash flows used in investing activities increased primarily as a result of increased tractor purchases combined with decreased proceeds from sales of used equipment compared to 2021. During 2022, our miscellaneous capital expenditures increased $3.1 million primarily due to increased computer software and terminal renovations offset by increased proceeds of $8.2 million related to the sale of a terminal as compared to 2021. We expect our net capital expenditures for calendar year 2022 will approximate $150.0 million to execute our equipment replacement strategy and miscellaneous capital expenditures and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing.

Financing Activities

The increase in net cash flows provided by financing activities is due in part to increased borrowings under our Credit Facility along with decreased payments of long-term debt as compared to the same period in 2021.

Working Capital

As of September 30, 2022, we had a working capital deficit of $115.2 million, representing a $48.6 million decrease in our working capital from September 30, 2021. The decrease in working capital was primarily the result of increased current maturities of long-term debt and the current portion of operating lease liabilities. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of September 30, 2022, we had a working capital deficit of $23.2 million, compared with a working capital deficit of $30.7 million at September 30, 2021. The increase in working capital was primarily the result of increased accounts receivable.

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

Contractual Obligations

During the nine months ended September 30, 2022, there were no material changes in our commitments or contractual obligations.

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

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2022, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2022, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

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

U.S. XPRESS ENTERPRISES, INC.

Date: November 3, 2022	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer