Form 10-K
period 2022-12-31
US XPRESS ENTERPRISES INC
filed 2023-02-28
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extending transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $86.9 million (based upon the $2.68 per share closing price on that date as reported by The New York Stock Exchange). In making this calculation the registrant has assumed, without admitting for any purpose, that all executive officers, directors, and affiliated holders of more than 10% of a class of outstanding common stock, including through groups, and no other persons, are affiliates.

As of February 17, 2023, the registrant had 36,106,925 shares of Class A common stock and 15,777,083 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the materials from the registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be held on May 24, 2023, have been incorporated by reference into Part III of this Form 10-K.

PART I

Cautionary Note Regarding Forward-looking Statements

This Annual Report on Form 10-K (this “Annual Report”) contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended.  All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects, or objectives of management for future operations; our operational and financial targets; any statements regarding general economic trends, including future inflation, consumer spending, supply chain conditions, and gross domestic product changes; any statements regarding our performance or conditions and trends in the industry and the related markets and the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Annual Report, statements relating to the impact of new accounting standards, future tax rates, allowable expenses and deductions, expected freight demand, capacity, and volumes, future interest rates, potential results of a default under our Credit Facility or other debt agreements, expected sources and availability of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet size, age, and upgrades, and the expected mix of owned versus leased equipment, expected impact of technology, including our strategic initiatives, our ability to profitably scale and achieve operational efficiencies in our Brokerage segment, future performance of our Dedicated division, including pricing and margins, future customer relationships, future vendor and supplier relationships and pricing, future utilization of independent contractors, future impact of laws and regulations regarding the potential classification of independent contractors as employees, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, dividends, capital expenditures, operating ratio, margins, or other financial items, expected cash flows, expected operating improvements, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs, and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs, and objectives, future rates and prices, future utilization, future depreciation and amortization, future salaries, wages, and benefits, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and availability, future fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, political conditions, future compliance with and impact of existing and proposed laws and regulations, future fleet size and management, including allocation of trucks among Dedicated and Over-the-Road, future demand for and supply of new and used revenue equipment (including expected prices of such equipment), any statements concerning proposed acquisition plans, new services or developments, the anticipated impact of legal proceedings on our financial position and results of operations, the future impact and the anticipated effect of the COVID-19 outbreak or other similar outbreaks, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “seek,” “potential,” “goal,” “continue,” “will,” derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Item 1A. Risk Factors,” set forth below. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” along with various disclosures in our press releases, stockholder reports, and other filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1.              BUSINESS

Our Business

We are one of the largest asset-based truckload carriers in the United States by revenue, generating $2.2 billion in total operating revenue in 2022. We provide services throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our asset-light freight brokerage network. As of December 31, 2022, our fleet consisted of approximately 7,200 tractors and approximately 14,400 trailers, including approximately 1,000 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

On September 7, 2022, we announced a Realignment Plan focused on improving operating profitability and cash flow as well as reducing balance sheet leverage. The Realignment Plan primarily focuses on improving our Over-the-Road (“OTR”) division with limited impact to both our Dedicated division and Brokerage segment.

The Realignment Plan has allowed our OTR division to focus on improving capacity, cost and service levels for our customers while gaining benefits from improved network planning as well as more effective allocation of freight between Company and third-party assets. These improvements should contribute to improved utilization within the OTR division in 2023. We do not believe that the Realignment Plan has impacted our professional drivers’ ability to service our customers.

As part of the Realignment Plan, we have eliminated $32.0 million in annualized costs which is made up of $22.0 million in personnel costs and $10.0 million in real estate and other miscellaneous cost. Our personnel costs were reduced as a result of eliminating organization overlaps and, in certain circumstances, duplicative functions.

In the immediate term, we expect to use proceeds from the divestiture of non-core real estate holdings as well as a more conservative trade cycle management program to positively benefit capital expenditures, net of proceeds, free cash flow and overall debt levels. We have also taken steps to reduce annualized capitalized wages, which primarily relate to internal use software development by over $10.0 million. Further out, we expect the benefits from our Realignment Plan to generate increased operating income and net earnings, a portion of which could be used to pay down outstanding debt.

Our Service Offerings

We organize our service offerings into two reportable segments, Truckload and Brokerage. The Truckload segment offers asset-based truckload services, including the OTR and dedicated contract services described below. Our Brokerage segment is principally engaged in asset-light freight brokerage services. We believe many customers seek truckload operators that offer both asset-based and asset-light services to help ensure capacity will be available as needed. We believe that each of our service offerings, on a stand-alone revenue basis, would represent one of the largest participants in its respective market.

Below is a brief overview of our service offerings:

		Approximate % of 2022 Revenue(1)	Description
Truckload (81%)	OTR	44%

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

Brokerage		18%

    Asset-light freight brokerage service through which loads are contracted to third-party carriers

    Allocation strategy designed to maximize profitability of our Truckload fleet before outsourcing loads to third-party carriers

    In the past 12 months, we have utilized the capacity of approximately 22,000 third-party carriers

(1)	Based on revenue, before fuel surcharge. Approximately 1% of revenue is attributable to other ancillary services.

Customer Relationships

We maintain a diverse, long-standing customer base that includes many Fortune 500 companies, including Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. Our customers fall within a broad spectrum of geographies and end markets, including retail, food and beverage, e-commerce and packages, manufacturing, consumer products and third-party logistics. No other category comprised more than five percent of the end markets we served at December 31, 2022. Relationships with our top ten customers exceed ten years on average. For the year ended December 31, 2022, our largest customer accounted for approximately 13% of our revenue, excluding fuel surcharge.

Tractor and Trailer Fleets

We operate a modern fleet of approximately 6,200 company-owned tractors and approximately 14,400 trailers, and we also contract for additional tractor capacity through approximately 1,000 independent contractors, who provide both the tractor and a driver and, except for the trailer, which we generally provide, bear the operating expenses of each load. Our company tractor fleet continues to include the most advanced technology in today’s market including electronic logging devices (“ELDs”), electronic speed limiters, electronic roll stability, improved aerodynamics and fuel efficiency technologies, enhanced tractor connectivity with remote updating capabilities, improved automatic transmissions, lane departure and collision warning / avoidance systems, upgraded braking systems and event recorders. Each of our company tractors is also equipped with onboard communication units that offer both real time freight positioning to our customers and communication between our drivers and us.

Tractors and trailers represent our most substantial capital investments. In general, we expect to operate a tractor for approximately 475,000 to 575,000 miles, which when averaged across our fleet as of December 31, 2022 equates to approximately 4.5 years of operation and a trailer for up to 10 years or more of operation. We depreciate or finance our equipment over their useful lives and down to salvage values that we expect to represent fair market value at the expected time of sale. Our ongoing capital expenditures are significant, and our annual depreciation expense is expected to be approximately equal to maintenance capital expenditures, net of proceeds of dispositions, assuming a constant percentage of leased versus owned equipment and a constant trade cycle. In practice, we vary our trade cycle and financing based on the market for new and used tractors, the quality, dependability and cost per mile to operate the equipment, our capital budget, expected tax benefits and other factors. Based on the volumes we purchase, we believe that we have a cost advantage in the procurement of new tractors and trailers compared to the prices paid by small trucking companies.

Our company tractors had an average age of approximately 1.9 years as of December 31, 2022.

Our Competitive Strengths

We believe the following competitive strengths, along with implementation of our Realignment Plan, provide us with a strong foundation to improve profitability and stockholder value:

Truckload operator with significant scale

We are one of the largest asset-based truckload carriers in the United States in 2022 by total operating revenue and we believe our large scale provides us with significant benefits. These benefits include economies of scale on major expenditures such as tractors, trailers and fuel, as well as our overall infrastructure. Additionally, we can offer an enhanced value proposition for large customers who seek efficiency in sourcing capacity from a limited number of carriers and flexible capacity to accommodate seasonal surge volumes. Our established and well-maintained terminal network is capable of handling meaningfully larger volumes without meaningful additional investment.

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

Dedicated

Dedicated business features committed rates, lanes and volumes under contracts that generally afford us greater revenue predictability over the contract period and help smooth the impact of market cycles. Additionally, our dedicated contract service offering generally has higher driver retention rates than our OTR service offering, which we believe is because our professional drivers prefer the more consistent schedule and home time that dedicated routes offer. In addition, this increased visibility allows us to commit and invest fleet resources with a more predictable return profile. We intend to grow this portion of our business as a percentage of our average tractors.

Brokerage

Brokerage capacity allows us to aggregate volume and to flex the amount of freight allocated to our own fleet with market cycles. Typically, we allocate more loads to our OTR fleet during slow freight demand to keep our assets productive, and more loads to third-party carriers during higher freight demand to maintain control over customer freight and make a margin on the outsourced loads. By retaining control over significantly more freight than we are able to serve with our own assets and allocating the available loads first to our own tractors, we have more choices for optimizing the utilization and pricing of our fleet every day and throughout market cycles.

Long-standing, diverse and resilient customer base

We maintain a long-standing customer base that includes many Fortune 500 companies with national footprints, including Dollar General, Dollar Tree, FedEx, Home Depot, Kroger, Procter & Gamble, Target, Tractor Supply and Walmart. As of December 31, 2022, relationships with our top ten customers exceeded ten years on average. Our portfolio of blue-chip customers allows us to benefit from the less cyclical and more-stable demand from grocery and dollar stores in addition to increasing demand due to secular growth trends in end-markets such as e-commerce. We also benefit from significant cross-selling opportunities among large key customers, as all of our top ten customers use at least two of our three service offerings, which allows us to have multiple points of contact with our customers and take advantage of varying bid cycles.

Modern fleet and maintenance system designed to optimize life cycle investment and minimize operating costs

Our fleet represents our largest capital investment, a visible representation of our brand for customers and drivers and a large portion of our controllable costs. We select, maintain and dispose of our fleet based on rigorous analysis of our investments and operating costs.

Our modern and well-maintained fleet consisted of approximately 6,200 company tractors with an average age of approximately 1.9 years and approximately 14,400 trailers as of December 31, 2022. We also contracted for approximately 1,000 tractors provided by independent contractors as of  December 31, 2022. We equip our tractors with carefully selected components based on initial cost, maintenance requirements, warranty coverage, safety and efficiency advantages, driver preference and resale value. Our company tractor fleet is technologically advanced and equipped with safety and efficiency features, including using electronic logs since 2012, electronic speed limiters, automatic transmissions, lane departure and collision warning systems, air disc brakes and high performance wide brake drums, electronic roll stability and event recorders.

Over the past several years, we have developed a disciplined and effective in-house maintenance program designed to actively manage our fleet assets based on customized timetables for preventive maintenance and replacement of parts. We believe this approach, coupled with our in-house maintenance facilities and in-house technicians dedicated to fleet maintenance, helps us effectively manage our maintenance cost per mile, contributes to reduced asset downtime, thus helping to maximize the amount of time drivers are on the road and creates a well maintained and attractive asset and record for resale.

For 2023, we expect to reduce our capital expenditures, including a reduction in the purchase of tractors and trailers, and we expect our average tractor fleet age to be less than 2.5 years as we exit 2023.

Motivated management team focused on Realignment Plan and improving profitability

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

Improve profitability

●	Improve asset productivity by using advanced technology to optimize dispatch miles in all cycles and actively upgrade freight mix when volumes permit
●	Control non-essential costs and seek efficiencies throughout the enterprise
●	Pursue driver training and safety initiatives as a core cultural value
●	Continue to leverage our service mix to manage through all market cycles
●	Reduce spot market exposure by obtaining more contracted freight

Maintain flexibility through long-term enterprise planning and conservative financial policies

●	Maximize our free cash flow generation by managing expenses, taxes and capital expenditures
●	Convert equipment financing over time toward owned equipment from operating leased equipment to gain tax benefits and flexibility in trade cycles
●	Allocate capital toward dedicated contract services, which offers more predictable revenue streams and greater asset productivity
●	Target a conservative leverage profile, taking into consideration both owned and leased financing
●	Use of digital technologies to reduce the impact of market cycle downturns

Independent Contractors

In addition to the company drivers that we employ, we enter into contracts with independent contractors. Independent contractors operate their own tractors (although some employ drivers they hire) and provide their services to us under contractual arrangements. Except for generally providing independent contractors with the use of our trailers, they are responsible for the ownership and operating expenses and are compensated by us primarily on a rate per mile basis. By operating safely and productively, independent contractors can improve their own profitability and ours. We believe that the fleet of independent contractors we engage provides significant advantages that primarily arise from the motivation of business ownership. Independent contractors tend to produce more miles per tractor per week. As of December 31, 2022, the approximately 1,000 independent contractors we engage comprised approximately 14% of our available capacity, as measured by tractor count.

Services offered to independent contractors include insurance, maintenance and fuel. Through our wholly owned insurance captive subsidiary, Xpress Assurance, Inc. (“Xpress Assurance”), independent contractors can purchase occupational accident, physical damage and other types of insurance. Independent contractors can also procure fuel and maintenance services at our truckload service centers at their expense.

Human Capital Resources

General

As of December 31, 2022, we employed approximately 9,397 employees, of whom approximately 6,899 were drivers, approximately 304 were maintenance technicians and approximately 2,194 were office employees, including operations staff, sales and marketing, recruiting, safety and other support personnel. None of our employees are covered by a collective bargaining agreement.

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

Workforce culture is key to successfully achieving our operational objectives. In an industry that changes rapidly and as part of our intentional efforts to lead digital transformation throughout the organization, we understand ongoing training and development is needed for all employees. To address these evolving needs, we fill skill gaps through talent acquisition and through numerous training programs for our employees such as Leadership Excellence at the Peak, Leadership Excellence Fundamentals for new managers, Leadership Excellence Relationomics, Digital Communities of Practice, Digital Upskilling, access to over 4,000 courses through our learning management system. In 2021, we re-envisioned our driver training program and launched our new Professional Driver Onboarding Program.

We aspire to the highest standards of inclusiveness, diversity and equity.  We have five Employee Resource Groups (“ERG”), Women’s ERG, Multi-Cultural ERG, Veteran’s ERG, Faith-based ERG, and Pride ERG with great participation from our employees.  We have a strong commitment to creating a culture where everyone is included and respected. We are committed to diverse representation across all levels of the workforce while working to find the most qualified candidate for every position. We believe our differences make us stronger as a team, and it is through creating an environment that maximizes each individual’s contributions, intentional focus on our cultural goals, and continuous training and development that we and our employees succeed.

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

●

commercial automobile liability excess coverage: approximately $75.0 million of coverage per occurrence, subject to a $3.0 million retention per occurrence with annual aggregate limits within the $3.0 to $10.0 million layer of $14.0 million and a three-year policy aggregate of $28.0 million;

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

The DOT, through the Federal Motor Carrier Safety Administration (“FMCSA”), imposes safety and fitness regulations on us and our drivers, including rules that restrict driver hours-of-service. Changes to such hours-of-service rules can negatively impact our productivity and affect our operations and profitability by reducing the number of hours per day or week our drivers may operate and/or disrupting our network. However, in August 2019, the FMCSA issued a proposal to make changes to its hours-of-service rules that would allow truck drivers more flexibility with their 30-minute rest break and with dividing their time in the sleeper berth. It also would extend by two hours the duty time for drivers encountering adverse weather, and extend the shorthaul exemption by lengthening the drivers’ maximum on-duty period from 12 hours to 14 hours.  In June 2020 the FMCSA adopted a final rule substantially as proposed, which became effective in September 2020. Certain industry groups have challenged these rules in court, and while the FMCSA’s final rule has been upheld, it remains unclear if industry or other groups will bring additional challenges against the FMCSA’s final rule. Any future changes to hours-of-service rules could materially adversely affect our results of operations and profitability.

There are two methods of evaluating the safety and fitness of carriers. The first method is the application of a safety rating that is based on an onsite investigation and affects a carrier’s ability to operate in interstate commerce. We currently have a satisfactory DOT safety rating for our U.S. operations under this method, which is the highest available rating under the current safety rating scale. If we were to receive a conditional or unsatisfactory DOT safety rating, it could materially adversely affect our business, as some of our existing customer contracts require a satisfactory DOT safety rating. In January 2016, the FMCSA published a Notice of Proposed Rulemaking outlining a revised safety rating measurement system, which would replace the current methodology. Under the proposed rule, the current three safety ratings of “satisfactory,” “conditional” and “unsatisfactory” would be replaced with a single safety rating of “unfit,” and a carrier would be deemed fit when no rating was assigned. Moreover, the proposed rules would use roadside inspection data in addition to investigations and onsite reviews to determine a carrier’s safety fitness on a monthly basis. Under the current rules, a safety rating can only be given upon completion of a comprehensive onsite audit or review. Under the proposed rules, a carrier would be evaluated each month and could be given an “unfit” rating if the data collected from roadside inspections, investigations and onsite reviews did not meet certain standards. The proposed rule underwent a public comment period that ended in June 2016 and several industry groups and lawmakers have expressed their disagreement with the proposed rule, arguing that it violates the requirements of the Fixing America’s Surface Transportation Act (the “FAST Act”), and that the FMCSA must first finalize its review of the Compliance, Safety, Accountability program (“CSA”) scoring system, described in further detail below. Based on this feedback and other concerns raised by industry stakeholders, in March 2017, the FMCSA withdrew the Notice of Proposed Rulemaking related to the new safety rating system. In its notice of withdrawal, the FMCSA noted that a new rulemaking related to a similar process may be initiated in the future. Therefore, it is uncertain if, when or under what form any such rule could be implemented. Additionally, the FMCSA is conducting a new study on the causation of large-truck crashes, which is expected to gather data through 2024. Although it remains unclear whether such study will ultimately be completed, the results of such study could spur further proposed and/or final rules in regard to safety and fitness.

In addition to the safety rating system, the FMCSA has adopted the CSA program as an additional safety enforcement and compliance model that evaluates and ranks fleets on certain safety-related standards. The CSA program analyzes data from roadside inspections, moving violations, crash reports from the last two years and investigation results. The data is organized into seven categories. Carriers are grouped by category with other carriers that have a similar number of safety events (e.g., crashes, inspections or violations) and carriers are ranked and assigned a rating percentile to prioritize them for interventions if they are above a certain threshold. Generally, these scores do not have a direct impact on a carrier’s safety rating. However, the occurrence of unfavorable scores in one or more categories may (i) affect driver recruiting and retention by causing high-quality drivers to seek employment with other carriers, (ii) cause our customers to direct their business away from us and to carriers with higher fleet rankings, (iii) subject us to an increase in compliance reviews and roadside inspections, (iv) cause us to incur greater than expected expenses in our attempts to improve unfavorable scores or (v) increase our insurance expenses, any of which could adversely affect our results of operations and profitability.

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

In May 2020 the FMCSA announced that effective immediately it is making permanent a pilot program that will not count a crash in which a motor carrier was not at fault when calculating the carrier’s safety measurement profile, called the Crash Preventability Demonstration Program (“CPDP”). The CPDP will expand the types of eligible crashes, modify the Safety Measurement System to exclude crashes with not preventable determinations from the prioritization algorithm and note the not preventable determinations in the Pre-Employment Screening Program. Under the program, carriers with eligible crashes that occurred on or after August 2019, may submit a Request for Data Review with the required police accident report and other supporting documents, photos or videos through the FMCSA’s DataQs website. If the FMCSA determines the crash was not preventable, it will be listed on the Safety Measurement System but not included when calculating a carrier’s Crash Indicator Behavior Analysis and Safety Improvement Category measure in SMS. Additionally, any determinations of not preventable crashes will be noted on a driver’s Pre-Employment Screening Program report.

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

In December 2016, the FMCSA issued a final rule establishing a national clearinghouse for drug and alcohol testing results and requiring motor carriers and medical review officers to provide records of violations by commercial drivers of FMCSA drug and alcohol testing requirements. Motor carriers are required to query the clearinghouse to ensure drivers and driver applicants do not have violations of federal drug and alcohol testing regulations that prohibit them from operating commercial motor vehicles. The final rule became effective in January 2017, with a compliance date in January 2020. In December 2019, however, the FMCSA announced a final rule extending by three years the date for state driver’s licensing agencies to comply with certain Drug and Alcohol Clearinghouse requirements. The December 2016 commercial driver’s license rule required states to request information from the Clearinghouse about individuals prior to issuing, renewing, upgrading or transferring a CDL. This new action allowed states’ compliance with the requirement, which was set to begin January 2020, to be delayed until January 2023. That being said, the FMCSA indicated it would allow states the option to voluntarily query Clearinghouse information beginning January 2020. The compliance date of January 2020 remained in place for all other requirements set forth in the Clearinghouse final rule, however. Upon implementation, the rule may reduce the number of available drivers in an already constrained driver market. Pursuant to a new rule finalized by the FMCSA, beginning in November 2024, states will be required to query the Clearinghouse when issuing, renewing, transferring, or upgrading a commercial driver’s license and must revoke a driver’s commercial driving privileges if such driver is prohibited from driving a motor vehicle for one or more drug or alcohol violations.

In September 2020, the Department of Health and Human Services (“DHHS”) announced proposed mandatory guidelines to allow employers to drug test truck drivers and other federal workers for pre-employment and random testing using hair specimens. However, the proposal also requires a second sample using either urine or an oral swab fluid if a hair test is positive, if a donor is unable to provide a sufficient amount of hair for faith-based or medical reasons, or due to an insufficient amount or length of hair. The proposal specifically requires that the second test be done simultaneously at the collection event or when directed by the medical review officer after review and verification of laboratory-reported results for the hair specimen. DHHS indicated the two-test approach is intended to protect federal workers from issues that have been identified as limitations of hair testing, and related legal deficiencies identified in two prior court cases. In 2022, an industry group known as the Trucking Alliance sought an exemption from the FMCSA that would allow positive hair specimen tests to be uploaded into the FMCSA Drug and Alcohol Clearinghouse. This request was denied by the FMCSA, however, noting they cannot act until the DHHS finalizes these guidelines. Additionally, in February 2022 the DOT issued a Notice of Proposed Rulemaking that would include oral fluid testing as an alternative to urine testing for purposes of the DOT’s drug testing program, with a goal of improving the integrity and effectiveness of the drug testing program, along with potential cost savings to regulated parties. Public comment on the proposed rule closed in April 2022, with industry participants generally being in favor.  It is unclear if, and when, a final rule may be put in place, however. Any final rule may reduce the number of available drivers. We currently perform hair follicle testing and will continue monitor any developments in this area to ensure compliance.  Finally, federal drug regulators have announced a proposal to add fentanyl to a drug testing panel that would detect the use of such drug among safety-sensitive federal employees, which would include truck drivers if adopted by the DOT. If the proposal is accepted, DHHS expects to add fentanyl to the testing panel as early as the first quarter of 2023.

Other rules have been recently proposed or made final by the FMCSA, including (i) a rule requiring the use of speed limiting devices on heavy duty tractors to restrict maximum speeds, which was proposed in 2016, and (ii) a rule setting forth minimum driver-training standards for new drivers applying for commercial driver’s licenses for the first time and to experienced drivers upgrading their licenses or seeking a hazardous materials endorsement, known as the Entry-Level Driver Training regulations (the “ELDT Regulations”), which was made final in December 2016, with a compliance date in February 2020. However, in May 2020, the FMCSA approved an interim rule delaying implementation of the ELDT Regulations by two years, which extended the compliance date until February 2022. The ELDT Regulations may reduce the number of available drivers or increase recruitment and training costs with respect to new drivers. In February 2023, the FMCSA issued a supplemental Notice of Proposed Rulemaking requesting additional information on automated driving systems (“ADS”) and seeking comment on regulatory approaches that would enable it to obtain relevant safety information and the current and anticipated size of the population of carriers operating ADS-equipped commercial motor vehicles. Public comment on the supplemental notice will remain open until March 2023, and it remains to be seen, what, if any, final rules will stem therefrom.  Additionally, the FMCSA in conjunction with the National Highway Traffic Safety

Administration (“NHTSA”), have announced their intention to propose a rule for performance standards and maintenance requirements for automatic emergency braking on heavy trucks. Such proposal is anticipated as early as March 2023, but it remains uncertain what exactly it may require, and whether a final rule will ultimately be put into place.

Our industry is also subject to a number of recently proposed rules which mandate for the use of speed-limiting devices in certain commercial motor vehicles. In July 2017, the DOT announced that it would no longer pursue a speed limiter rule, but left open the possibility that it could resume such a pursuit in the future. In May 2021, however, the Cullum Owings Large Truck Safe Operating Speed Act was reintroduced into the U.S. House of Representatives and would require commercial motor vehicles with a gross weight of more than 26,000 pounds to be equipped with a speed limiter that would limit the vehicle’s speed to no more than 65 M.P.H. Furthermore, in April 2022, the FMCSA issued a notice of intent to propose a rule during 2023 that will require certain commercial vehicles to be equipped with speed limiters. The effect of these rules, to the extent they become effective, could result in a decrease in fleet production and driver availability, either of which could materially adversely affect our business, financial condition and results of operations.

Among other things, the Infrastructure Investment and Jobs Act (“IIJA”), signed into law by President Biden in November 2021, created an apprenticeship program for drivers aged 18 to 20 years old to eventually qualify to drive commercial trucks in interstate commerce. The provision drew certain mechanics from the bills introduced in Congress in 2019 related to lowering the age requirements for interstate commercial driving. The FMCSA announced the establishment of this apprenticeship program in January 2022 in an effort to begin to help the industry’s ongoing driver shortage. This program, known as the Safe Driver Apprenticeship Pilot Program, is open to 18 to 20-year-old drivers who already hold intrastate commercial driver’s licenses and sets a strict training regimen for participating drivers and carriers to comply with. Motor carriers interested in participating must complete an application for participation and submit monthly data on an apprentice’s driver activity, safety outcomes, and additional supporting information. The Safe Driver Apprenticeship Pilot Program is limited to 3,000 driver-apprentices at any given time, with new driver-apprentices allowed into the program to replace those that leave or age out. It remains unclear whether any regulatory changes will stem from the apprenticeship program.

The IIJA also required that the FMCSA clarify the differences between brokers, bona fide agents, and dispatch services, and to further specify its interpretation of the definitions of “broker” and “bona fide agents.” As such, and in an attempt to rein in companies engaging in brokerage services without proper FMCSA authority, the FMCSA issued interim guidelines in November 2022, which, among other things, (i) contained a multitude of factors relevant to determining whether a dispatch service actually requires brokerage authority, (ii) clarified that operating as an unauthorized broker carries civil penalties of up to $10,000 per violation, and (iii) clarified that the handling of funds in shipper-motor carrier transactions is an important consideration (pointing towards a broker designation) in the determination of whether someone is a broker or simply an agent.  The FMCSA also clarified, however, that any determination will be highly fact specific and will entail determining whether the person or company is engaged in the allocation of traffic between motor carriers. Certain of the Company’s subsidiaries currently hold FMCSA brokerage authority, so while the impact of this guidance remains to be seen, the Company does not currently anticipate an adverse impact on its operations. Additionally, in a January 2023 Notice of Proposed Rulemaking, the FMCSA proposed more oversight of truck brokers, freight forwarders, and the surety bond and trust companies that back them. The Notice of Proposed Rulemaking considers regulatory modifications in five areas: (i) assets readily available, (ii) immediate suspension of broker/freight forwarder operating authority, (iii) surety or trust responsibilities, (iv) enforcement authority, and (v) entities eligible to serve as BMC-85 trustees. Among other changes, the proposal would allow brokers or freight forwarders to meet regulatory requirements to have “assets readily available” by maintaining trusts that meet certain criteria, including that they can be liquidated within seven calendar days of an event that triggers a payment from the trust. The proposal also stipulates that “available financial security” falls below $75,000 when there is a drawdown on the broker or freight forwarder’s surety bond or trust fund. Adoption of these changes could negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

In June 2022, the United States Supreme Court (the “Supreme Court”) declined to review a Ninth Circuit Court of Appeals decision involving a personal injury suit alleging that a freight broker had liability for an accident because it breached its duty to select a competent contractor to transport the load in question. In its petition to the Supreme Court, the broker unsuccessfully argued that the Ninth Circuit’s decision improperly disallowed federal pre-emption, and would expose freight brokers to a patchwork of state regulations across the United States. This development potentially calls into question freight brokers’ ability to rely on federal agency standards in selecting motor carriers, given the carrier involved in the accident was allegedly in good standing with the FMCSA when it was chosen to transport the load. It could also lead to primary (as opposed to contingent) liability being imposed upon freight brokers, and increased insurance premiums for brokerage operations generally. Although we are committed to selecting safe and secure motor carriers in carrying out our brokerage activities, if we are found to be negligent in the motor carrier selection process it could lead to significant liabilities in the event of an accident, which could have a materially adverse effect on our business and operating results.

In September 2022, the FMCSA issued an advance Notice of Proposed Rulemaking that would require fleets and owner-operators to equip their trucks with unique electronic identification systems designed to streamline roadside inspections and provide transparency and accountability in day-to-day trucking operations. The petition was generally disfavored by transportation industry participants, citing, among other things, the petition’s failure to address privacy and data security risks. It remains to be seen what rules, if any, may stem from this notice.

In November 2022, Senate lawmakers introduced legislation that would set aside grant funds over four years to expand truck parking across the United States. Such legislation would allow for the creation of new parking areas, the expansion of existing facilities, and the approval of commercial parking at existing weigh stations, rest areas, and park-and-ride facilities. It would also allow for truck parking expansion at commercial truck stops and travel plazas. Industry groups are generally in favor of the bill, as a lack of available parking has negatively impacted the industry as a whole, including the Company and its subsidiaries.

In December 2018, the FMCSA granted a petition filed by the ATA and in doing so determined that federal law does preempt California’s wage and hour laws, and interstate truck drivers are not subject to such laws. The FMCSA’s decision has been appealed by labor groups, and multiple lawsuits have been filed in federal courts seeking to overturn the decision. In January 2021, the Ninth Circuit Court of Appeals upheld the FMCSA’s determination that federal law does preempt California’s meal and rest break laws, as applied to drivers of property-carrying commercial motor vehicles. Other current and future state and local wage and hour laws, including laws related to employee meal breaks and rest periods, may also vary significantly from federal law. Further, driver piece rate compensation, which is an industry standard, has been attacked as non-compliant with state minimum wage laws and lawsuits have recently been filed and/or adjudicated against carriers demanding compensation for sleeper berth time, layovers, rest breaks and pre-trip and post-trip inspections, the outcome of which could have major implications for the treatment of time that drivers spend off-duty (whether in a truck’s sleeper berth or otherwise) under applicable wage laws. Both of these issues are adversely impacting the Corporation and the industry as a whole, with respect to the practical application of the laws, thereby resulting in additional cost. As a result, we, along with other companies in our industry, are subject to an uneven patchwork of wage and hour laws throughout the United States. In the past, certain legislators have proposed federal legislation to preempt state and local wage and hour laws; however, passage of such legislation is uncertain. If federal legislation is not passed, we will either need to comply with the most restrictive state and local laws across our entire fleet, or revise our management systems to comply with varying state and local laws. Either solution could result in increased compliance and labor costs, driver turnover, decreased efficiency, and amplified legal exposure.

Tax and other regulatory authorities, as well as independent contractors themselves, have increasingly asserted that independent contractor drivers in the trucking industry are employees rather than independent contractors and our classification of independent contractors has been the subject of audits by such authorities from time to time. Federal legislation has been introduced in the past that would make it easier for tax and other authorities to reclassify independent contractors as employees, including legislation to increase the recordkeeping requirements for those that engage independent contractor drivers and to increase the penalties for companies who misclassify their employees and are found to have violated employees’ overtime and/or wage requirements. The most recent example being the Protecting the Rights to Organize (“PRO”) Act, which was passed by the U.S. House of Representatives and received by the Senate in March 2021 and remains with the Senate’s Committee on Health, Education, Labor, and Pensions.  The PRO Act proposes to apply the “ABC Test” for classifying workers under Federal Fair Labor Standards Act claims. Additionally, in October 2022, the Department of Labor proposed a new rule regarding independent contractor classification, which, if adopted, would evaluate an employer’s relationship with workers under six categories to determine whether such worker should be classified as an independent contractor based on a totality of the circumstances and the economic realities of such relationship. It is unknown whether any of the proposed legislation will become law or whether any industry-based exemptions from any resulting law will be granted. Additionally, federal legislators have sought to abolish the current safe harbor allowing taxpayers meeting certain criteria to treat individuals as independent contractors if they are following a long-standing, recognized practice, extend the Fair Labor Standards Act to independent contractors and impose notice requirements based on employment or independent contractor status and fines for failure to comply. Some states have put initiatives in place to increase their revenue from items such as unemployment, workers’ compensation and income taxes and a reclassification of independent contractors as employees would help states with this initiative.

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

How AB5 will be enforced is still to be determined. In January 2021, however, the California Supreme Court ruled that the ABC Test could apply retroactively to all cases not yet final as of the date the original decision was rendered, April 30, 2018. While AB5 was set to go into effect in January 2020, a federal judge in California issued a preliminary injunction barring the enforcement of AB5 on the trucking industry while the California Trucking Association (“CTA”) went forward with its suit seeking to invalidate AB5. The Ninth Circuit Court of Appeals rejected the reasoning behind the injunction in April 2021, ruling that AB5 is not pre-empted by federal law, but granted a stay of the AB5 mandate in June 2021 (preventing its application and temporarily continuing the injunction) while the CTA petitioned the Supreme Court  to review the decision. In November 2021, the Supreme Court requested that the U.S. solicitor general weigh in on the case. The injunction remained in place until the Supreme Court declined to hear the matter. As a result, the injunction was lifted and retroactively placed AB5 into law as of January 2020. While the stay of the AB5 mandate provided temporary relief to the enforcement of AB5, the CTA and other industry groups are continuing to bring challenges against AB5 and it remains unclear whether the CTA or other industry groups will ultimately be successful in receiving future injunctions or invalidating the law. It is also possible AB5 will spur similar legislation in states other than California, which could adversely affect our results of operations and profitability.

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

In August 2011, the NHTSA and the EPA adopted a new rule that established the first-ever fuel economy and greenhouse gas standards for medium and heavy-duty vehicles, including the tractors we employ (the “Phase 1 Standards”). The Phase 1 Standards apply to tractor model years 2014 to 2018 and require the achievement of an approximate 20 percent reduction in fuel consumption by the 2018 model year, which equates to approximately four gallons of fuel for every 100 miles traveled. In addition, in February 2014, President Obama announced that his administration would begin developing the next phase of tighter fuel efficiency and greenhouse gas standards for medium-and heavy-duty tractors and trailers (the “Phase 2 Standards”). In October 2016, the EPA and NHTSA published the final rule mandating that the Phase 2 Standards will apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. The Phase 2 Standards require nine percent and 25 percent reductions in emissions and fuel consumption for trailers and tractors, respectively, by 2027. The final rule was effective in December 2016, but has since faced challenges and delays.  In October 2017, the EPA announced a proposal to repeal the Phase 2 Standards as they relate to gliders (which mix refurbished older components, including transmissions and pre-emission-rule engines, with a new frame, cab, steer axle, wheels, and other standard equipment). The outcome of such proposal is still undetermined. Additionally, implementation of the Phase 2 Standards as they relate to trailers has been challenged in the U.S. Court of Appeals for the District of Columbia. In November 2021, a panel for the U.S. Court of Appeals for the District of Columbia ruled in favor of the association challenging the standards and vacated all portions of the Phase 2 Standards that applied to trailers, and consequently, the Phase 2 Standards will only require reductions in emissions and fuel consumption for tractors. The Company’s (or its subsidiaries’, as applicable) new tractor purchases in 2022 complied with the emission and fuel consumption reductions required by the Phase 2 Standards. Even though the trailer provisions of the Phase 2 standards have been removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards (described in further detail below).

In January 2020, the EPA announced it is seeking input on reducing emissions of nitrogen oxides and other pollutants from heavy-duty trucks. In March 2022, the EPA issued a proposed rule that included nitrogen oxide emission standards which are more stringent than the Phase 2 Standards for certain heavy-duty motor vehicles. In December 2022, the EPA adopted a final rule that reflected a compromise of the options previously proposed, with new emissions standards of nitrogen oxides for heavy-duty motor vehicles beginning with model year 2027 being more than 80% stronger than current emission standards, with the intent to reduce heavy-duty emissions by almost 50% from today’s levels by 2045. The EPA has indicated that the December 2022 rule is the first part of a multi part plan focusing on greenhouse gas emissions, which is commonly referred to as the “Cleaner Trucks Initiative,” or the “Clean Trucks Plan.” The EPA has indicated that it plans to release proposals for the remaining steps in the Clean Trucks Plan by the end of March 2023 and is targeting 2027 for these new standards to take effect. The EPA has also previously indicated it is working on enacting additional, more stringent, greenhouse gas emission standards (beginning with model year 2030 vehicles) by the end of 2024. Compliance with these regulations could increase the cost of new tractors and trailers, impair equipment productivity, and increase operating expenses. These effects, combined with the uncertainty as to the operating results that will be produced by the newly designed diesel engines and the residual values of these vehicles, could increase our costs or otherwise adversely affect our business or operations.

The California Air Resources Board (“CARB”) also adopted emission control regulations that will be applicable to all heavy-duty tractors that pull 53-foot or longer box-type trailers within the State of California. The tractors and trailers subject to these CARB regulations must be either EPA SmartWay certified or equipped with low-rolling resistance tires and retrofitted with SmartWay-approved aerodynamic technologies. Enforcement of these CARB regulations for 2011 model year equipment began in January 2010 and have been phased in over several years for older equipment. In order to comply with the CARB regulations, we submitted a large fleet compliance plan to CARB in June 2010. In addition, in February 2017 CARB proposed California Phase 2 standards that would generally align with the federal Phase 2 Standards, with some minor additional requirements, and as proposed would stay in place even if the federal Phase 2 Standards are affected. In February 2019, the California Phase 2 standards became final. Thus, even though the trailer provisions of the Phase 2 Standards were removed, we will still need to ensure the majority of our fleet is compliant with the California Phase 2 standards, which may result in increased equipment costs and could adversely affect our operating results and profitability. CARB has also recently announced intentions to adopt regulations ensuring that 100% of tractors operating in California are operating with battery or fuel cell-electric engines in the future. Whether these regulations will ultimately be adopted remains unclear. We will continue monitoring our compliance with the CARB regulations. Federal and state lawmakers also have proposed potential limits on carbon emissions under a variety of climate-change proposals. Compliance with such regulations has increased the cost of our new tractors, may increase the cost of any new trailers that will operate in California, may require us to retrofit certain of our pre-2011 model year trailers that operate in California and could impair equipment productivity and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the newly designed diesel engines and the residual values of these vehicles, could materially increase our costs or otherwise materially adversely affect our business, financial condition and results of operations. In June 2020 CARB also passed the Advanced Clean Trucks (“ACT”) regulation, which became effective in March 2021 and generally requires original equipment manufacturers to begin shifting towards greater production and sales of zero-emission heavy duty tractors starting in 2024. Under ACT, by 2045, every new tractor sold in California will need to be zero-emission. The most aggressive ACT standards apply to Class 4-8 trucks, which range from 14,000-33,000 pounds, by requiring that 9% of such trucks be zero emission beginning in 2024 and increasing to 75% by 2035. Similar (albeit lower) increasing zero emission requirements apply to Class 2b-3 trucks, and Class 7-8 trucks between 2024 and 2035. Among other impacts, ACT could affect the cost and/or supply of traditional diesel tractors. It has also led to similar legislation in other states, with Oregon, Washington, New York, New Jersey, and Massachusetts already adopting ACT, and a number of other states either considering adoption of ACT or affirmatively conducting a preliminary rulemaking process to that effect. CARB is also in the process of considering and finalizing what is known as the Advanced Clean Fleets (“ACF”) regulation, also aimed at transitioning to zero emission vehicles beginning in 2024. ACF is a purchase requirement for medium and heavy-duty fleets to adopt an increasing percentage of zero emission trucks, designed to complement the sell-side obligations of ACT. The proposed ACF regulations, generally set to begin in January 2024, apply to three categories of fleet operators: (1) high priority fleets who meet certain thresholds of trucks or revenue (including fleets that operate 50 or more trucks, or generate $50 million or more in gross annual revenue), (2) drayage fleets, and (3) state and local government public fleets. For high priority fleets who meet the applicable thresholds, compliance can be achieved by either (i) ensuring that all new vehicles added to the fleet be zero emission, and removing older vehicles once their statutory useful life is reached, or (ii) meeting certain fleet composition requirements (e.g., percentage of zero emission vehicles in the fleet) by certain dates, with the percentage of zero emission vehicles increasing over time, and resulting in 100% zero emission fleets by 2042 (or earlier for certain classes of vehicles). As with ACT, adoption and implementation of ACF could materially and negatively impact our business by increasing our compliance obligations, operating costs, and related expenses.

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

Executive and Legislative Climate

In August 2022, the Inflation Reduction Act of 2022 was signed into law by President Biden. Amongst other considerations, the Inflation Reduction Act contains provisions relating to energy, climate change, and tax reform. In particular, the Inflation Reduction Act shifts timing for certain tax payments, imposes an excise tax on certain corporate stock buybacks, and creates a 15% corporate alternative minimum tax, which is generally applicable to corporations that reported over $1 billion in profits in each of the three proceeding tax years. Tax changes in the Inflation Reduction Act, together with changes to any other U.S. tax laws may have an adverse impact on our business and profitability.  It is unclear what other legislative initiatives will be signed into law and what changes they may undergo. However, adoption and implementation could negatively impact our business by increasing our compliance obligations and related expenses.

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

The IIJA was signed into law by President Biden in November 2021. The roughly $1.2 trillion bill contains an estimated $550 billion in new spending, which will impact transportation. In particular, it dedicates more than $100 billion for surface transportation networks and roughly $66 billion for freight and passenger rail operations. Provisions in the law specific to trucking are discussed above. It otherwise remains unclear how the IIJA will be implemented into and effect our industry in the long-term. The IIJA may result in increased compliance and implementation related expenses, which could have a negative impact on our operations.

In January 2023, the Safer Highways and Increased Performance for Interstate Trucking Act (the “SHIP IT Act”) was introduced into the U.S. House of Representatives. As proposed, the SHIP IT Act would allow states to issue special permits for overweight vehicles and loads during emergencies, allow drivers to apply for Workforce Innovation and Opportunity Act grants, attempt to recruit truck drivers to the industry through targeted and temporary tax credits, streamline the CDL process in certain respects, and expand access to truck parking and rest areas for commercial drivers. It remains unclear whether the SHIP IT Act will ultimately become law, however, and what changes it may undergo prior finalization.

Given COVID-19’s considerable effect on our nation and industry, the FMCSA previously issued and/or extended various temporary responsive measures in response to COVID-19 pandemic. However, as additional tools, protective equipment, policies, practices, and medicines have been developed in response to COVID-19, in October 2022, the FMCSA ended the hours of service waiver previously issued with respect to certain types of shipments, such as, livestock, medical supplies, vaccines, groceries, and diesel fuel. Although to date these response measures have largely been enacted in order to assist industry participants in operating under adverse circumstances, any further responsive measures or the lapsing of temporary measures previously enacted, remain unclear and could have a negative impact on our operations.

In November 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) published an emergency temporary standard (the “Emergency Rule”) requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require any employees who remain unvaccinated to produce a negative COVID-19 test result on at least a weekly basis before coming to work.  The Emergency Rule has been blocked by the Supreme Court. This Emergency Rule was subsequently withdrawn by OSHA in January 2022. However, any future vaccination, testing or mask mandates that are allowed to go into effect, could, among other things, (i) cause our unvaccinated employees to go to smaller employers, if such employers are not subject to future mandates, or leave us or the trucking industry, especially our unvaccinated drivers, (ii) result in logistical issues, increased expenses, and operational issues from arranging for weekly tests of our unvaccinated employees, especially our unvaccinated drivers, (iii) result in increased costs for recruiting and retention of drivers, as well as the cost of weekly testing, and (iv) result in decreased revenue if we are unable to recruit and retain drivers.  Any future vaccination, testing or mask mandates that apply to drivers would significantly reduce the pool of drivers available to us and our industry, which could further impact the ongoing extreme shortage of available drivers.   Accordingly, any vaccination, testing or mask mandates, if allowed to go into effect, could have a material adverse effect on our business, financial condition, and results of operations.

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

Available Information

Our investor website address is investor.usxpress.com. This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other reports filed with the Securities and Exchange Commission pursuant to Section 13(a) or 15 (d) of the Securities Exchange Act of 1934, can be obtained free of charge by visiting our website. Information contained in or available through our website is not incorporated by reference into, and you should not consider such information to be part of, this Annual Report on Form 10-K.  The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

In addition, events outside our control, such as deterioration of U.S. transportation infrastructure and reduced investment in such infrastructure, strikes or other work stoppages at our facilities or at customer, port, border or other shipping locations, armed conflicts, including the conflict in Ukraine, terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state or heightened security requirements could lead to wear, tear and damage to our equipment, driver dissatisfaction, reduced economic demand and freight volumes, reduced availability of credit, increased prices for fuel or temporary closing of the shipping locations or U.S. borders. Such events or enhanced security measures in connection with such events could impair our operating efficiency and productivity and result in higher operating costs.

We may not be successful in achieving our business strategies.

Many of our business strategies require time, significant management and financial resources and successful implementation. Consequently, we may be unable to effectively and successfully implement our business strategies. We also cannot ensure that our operating results, including our operating margins, will not be materially adversely affected by future changes in our business. On September 7, 2022, we announced a Realignment Plan. For further discussion of our Realignment Plan, please see “Our Business” under “Item 1. Business” Despite the implementation of our operational and tactical strategies and initiatives, including our Realignment Plan, we may be unsuccessful in achieving cost reductions and improving profitability in the time frames we expect or at all. Furthermore, the re-integration of Variant into our legacy OTR fleet may be disruptive to our operations and drivers and could have a material adverse effect on our results of operations.  There is no assurance that we will be successful in achieving any of our business strategies or our Realignment Plan. Even if we are successful in executing our business strategies, we still may not achieve our goals.

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

The conflict between Russia and Ukraine, expansion of such conflict to other areas or countries or similar conflicts could adversely impact our business and financial results.

Although we do not have any direct operations in Russia, Belarus, or Ukraine, we may be affected by the broader consequences of the Russia and Ukraine conflict or expansion of such conflict to other areas or countries or similar conflicts elsewhere, such as, increased inflation, supply chain issues, including access to parts for our revenue equipment, embargoes, geopolitical shift, access to diesel fuel, higher energy prices, potential retaliatory action by the Russian or other governments, including cyber-attacks, and the extent of the conflict’s effect on the global economy. The magnitude of these risks cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially and adversely affect our results of operations.

OPERATIONAL RISKS

Increases in driver compensation or difficulties attracting and retaining qualified drivers could materially adversely affect our profitability and ability to maintain or grow our fleet.

Like many truckload carriers, we experience substantial difficulty in attracting and retaining sufficient numbers of qualified drivers, which includes the engagement of independent contractors. Our industry is subject to a shortage of qualified drivers. Such shortage is exacerbated during periods of economic expansion, in which alternative employment opportunities, including in the construction and manufacturing industries, which may offer better compensation and/or more time at home, are more plentiful and freight demand increases, or during periods of economic downturns, in which unemployment benefits might be extended and financing is limited for independent contractors who seek to purchase equipment, or the scarcity or growth of loans for students who seek financial aid for driving school. Furthermore, capacity at driving schools may be limited by future outbreaks of COVID-19 or other similar outbreaks. Regulatory requirements, including those related to safety ratings, ELDs, hours-of-service changes, government imposed measures related to future outbreaks of COVID-19 or other similar outbreaks, and an improved economy could further reduce the pool of eligible drivers or force us to increase driver compensation to attract and retain drivers. We have seen evidence that stricter hours-of-service regulations adopted by the DOT in the past have tightened, and, to the extent new regulations are enacted, may continue to tighten, the market for eligible drivers. The lack of adequate tractor parking along some U.S. highways and congestion caused by inadequate highway funding may make it more difficult for drivers to comply with hours-of-service regulations and cause added stress for drivers, further reducing the pool of eligible drivers. We have implemented driver pay increases to address this shortage. However, the compensation we offer our drivers and independent contractor expenses are subject to market conditions and our initiatives to reduce driver turnover may prove unsuccessful, therefore we may find it necessary to further increase driver compensation, change the structure of our driver compensation and/or become subject to increased independent contractor expenses in future periods, which could materially adversely affect our growth and profitability.

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

Fuel is one of our largest operating expenses. Diesel fuel prices fluctuate greatly due to factors beyond our control, such as supply and demand, political events, terrorist activities, armed conflicts, commodity futures trading, depreciation of the dollar against other currencies, weather events and other natural disasters, which could increase in frequency and severity due to climate change, as well as other man-made disasters, each of which may lead to an increase in the cost of fuel. Fuel prices also are affected by the rising demand for fuel in developing countries, including China, and could be materially adversely affected by the use of crude oil and oil reserves for purposes other than fuel production and by diminished drilling activity. Such events may lead not only to increases in fuel prices, but also to fuel shortages and disruptions in the fuel supply chain. In 2022, certain regions of the United States experienced short-term shortages of diesel fuel. Because our operations are dependent upon diesel fuel, significant diesel fuel cost increases, as well as widespread or long-term shortages, rationings, or supply disruptions of diesel fuel, would materially adversely affect our business, financial condition and results of operations.

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

Our business depends on the efficient and uninterrupted operation of our systems, networks and other information technology assets (and the data contained therein). This includes information and electronic data interchange systems that we have developed, both by creating these systems in-house or by adapting purchased or off-the-shelf applications to suit our needs. Our information and electronic data interchange systems are used for receiving and planning loads, dispatching drivers and other capacity providers, billing customers and load tracking and storing the data related to the foregoing activities. If we are unable to prevent system violations or other unauthorized access to our systems, networks and other information technology assets (and the data contained therein), we could be subject to significant fines and lawsuits and our reputation could be damaged, or our business operations could be interrupted, any of which could have a material adverse effect on our financial performance and business operations. Furthermore, data privacy laws which provide data privacy rights for consumers and operational requirements for companies, may result in increased liability and amplified compliance and monitoring costs, any of which could have a material adverse effect on our financial performance and business operations.

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

Certain of our former equity investments, including XPS Logisti-K Systems, S.A.P.I. de C.V. (“Logisti-K”), Dylka Distribuciones Logisti-K S.A. de C.V. (“Dylka”) and Xpress Internacional, have amounts owing to us. Furthermore, we may have overlapping customers and vendors with Logisti-K, Dylka and Xpress Internacional. Any financial hardships of Logisti-K, Dylka, or Xpress Internacional could lead to delay or nonpayment of amounts owed to us, strain our relationships with overlapping customers and vendors, and damage our reputation. The occurrence of any of the foregoing events could have a material adverse effect on our business, financial condition and results of operations. Such risks may be heightened during a weak freight environment.

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

Furthermore, a decrease in vendor output may have a materially adverse effect on our ability to purchase a quantity of new revenue equipment that is sufficient to sustain our desired growth rate and to maintain a late-model fleet. Tractor and trailer vendors may reduce their manufacturing output in response to lower demand for their products in economic downturns or shortages of component parts. Some tractor and trailer manufacturers are still experiencing significant shortages of certain component parts and supplies, including semiconductor chips, forcing such manufacturers to curtail or suspend their production, which could lead to a lower supply of tractors and trailers, higher prices, and lengthened trade cycles, which could have a material adverse effect on our business, financial condition, and results of operations, particularly our maintenance expense and driver retention.

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

Increases in collateral requirements that support our insurance program could materially adversely affect our operations.

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

Governmental agencies continue to enact more stringent laws and regulations to reduce engine emissions. These laws and regulations are applicable to engines used in our revenue equipment. We have incurred and continue to incur costs related to the implementation of these more rigorous laws and regulations. Additionally, in certain locations governments have banned or may in the future ban internal combustion engines for some types of vehicles. To the extent these bans affect our revenue equipment, we may be forced to incur substantial expense to retrofit existing engines or make capital expenditures to update our fleet. As a result, our business, results of operations, and financial condition could be negatively affected.

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

The cost to defend, settle, and resolve litigation may be significant. Not all claims are covered by our insurance (including wage and hour claims), and there can be no assurance that our coverage limits will be adequate to cover all amounts in dispute. To the extent we experience claims that are uninsured, exceed our coverage limits, involve significant aggregate use of our retention amounts, or cause increases in future premiums, the resulting expenses could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant amounts of indebtedness outstanding, including obligations under the credit facility we entered into in January 2020 that is structured as a $250.0 million revolving credit facility (the “Credit Facility”), equipment installment notes, finance leases and secured notes. As of December 31, 2022, we had indebtedness of $484.2 million. Our indebtedness may increase from time to time in the future for various reasons, including fluctuations in results of operations, capital expenditures and potential acquisitions. Any indebtedness we incur and restrictive covenants contained in financing agreements governing such indebtedness could:

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

We may need to raise additional funds in order to:

●	finance unanticipated working capital requirements, capital investments or refinance existing indebtedness;
●	develop or enhance our technological infrastructure and our existing products and services;
●	fund strategic relationships;
●	respond to competitive pressures; and
●	acquire complementary businesses, technologies, products or services.

If the economy and/or the credit markets weaken, or we are unable to enter into finance or operating leases to acquire revenue equipment on terms favorable to us, our business, financial results and results of operations could be materially adversely affected, especially if consumer confidence declines and domestic spending decreases. If adequate funds are not available or are not available on acceptable terms, our ability to fund our strategic initiatives, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures could be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders may be reduced, and holders of these securities may have rights, preferences or privileges senior to those of our then-existing stockholders.

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

We are subject to risk with respect to higher prices for new tractors and trailers. We have at times experienced an increase in prices for new tractors and trailers and the resale value of the tractors have not always increased to the same extent. Prices have increased and may continue to increase, due, in part, to (i) government regulations applicable to newly manufactured tractors and diesel engines, (ii) increases in commodity prices, (iii) shortages of component parts, such as semiconductors, and (iv) and due to the pricing discretion of equipment manufacturers in periods of high demand. Compliance with EPA regulations has increased the cost of our new tractors and could impair equipment productivity, result in lower fuel mileage and increase our operating expenses. These adverse effects, combined with the uncertainty as to the reliability of the vehicles equipped with the newly designed diesel engines and the residual values realized from the disposition of these vehicles, could increase our costs or otherwise materially adversely affect our business, financial condition and results of operations as the regulations become effective. Furthermore, future use of autonomous tractors could increase the price of new tractors and decrease the value of used non-autonomous tractors.

A depressed market for used equipment could require us to trade our revenue equipment at depressed values or to record losses on disposal or impairments of the carrying values of our revenue equipment that is not protected by residual value arrangements. Used equipment prices are subject to substantial fluctuations based on freight demand, supply of new and used equipment, availability and terms of financing, the presence of buyers for export to foreign countries and commodity prices for scrap metal. If there is a deterioration of resale prices, it could have a material adverse effect on our business, financial condition and results of operations. We have seen a softening of the used equipment market recently.

Certain of our revenue equipment financing arrangements have balloon payments at the end of the finance terms equal to the values we expect to be able to obtain in the used market. To the extent the used market values are lower than such balloon payments, we may be forced to sell the equipment at a loss and our results of operations would be materially adversely affected.

We have a history of net losses.

We have generated a profit in three of the last five years. Improving profitability depends upon numerous factors, including our ability to successfully execute both our ongoing and planned strategic initiatives, such as implementation of our Realignment Plan and reducing our exposure to the spot market.  We may not be able to improve profitability in the future. If we are unable to improve our profitability, our liquidity, business, financial condition and results of operations may be materially adversely affected.

Our total assets include goodwill and other intangibles. If we determine that these items have become impaired in the future, net income could be materially adversely affected.

As of December 31, 2022, we had recorded goodwill of $59.2 million and other intangible assets of $23.8 million primarily as a result of certain trade names and customer relationships connected with certain acquisition-related transactions. Goodwill represents the excess of the consideration paid by us over the estimated fair value of identifiable net assets acquired by us. We may never realize the full value of our goodwill or intangible assets. Any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would have a material adverse effect on our business, financial condition and results of operations.

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

Entities affiliated with Mr. Max Fuller have negatively pledged 8,261,776 shares of Class B common stock as security for a loan, as well as the equity of the entities holding such shares. If the lender for such loan were to foreclose on the entities holding such shares and sell such shares into the market, it could result in (i) a decrease of the market price of the outstanding share of Class A stock, (ii) an increase in volatility in the market price of the outstanding shares of Class A common stock and (iii) a change in control of the Company. Our Third Amended and Restated Articles of Incorporation ("Articles of Incorporation") allow trusts and entities affiliated with Messrs. Max Fuller and Eric Fuller and Ms. Pate to pledge shares of Class B common stock without automatic conversion to Class A common stock, in addition to their ability to pledge shares of Class B common stock individually without automatic conversion to Class A common stock. Accordingly, to the extent allowed by our Executive and Director Stock Ownership, Retention, and Anti-Hedging and Pledging Policy, all shares of Class B common stock are eligible for pledging.

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

President Biden has provided some informal guidance on what federal tax law changes he supports, such as an increase in the corporate tax rate from its current top rate of 21%.  If an increase in the corporate tax rate is passed by Congress and signed into law, it could have a materially adverse effect on our financial results and financial position.  At December 31, 2022, the Company had a total deferred income tax liability of $8.5 million. The amount of deferred tax liability is determined by using the enacted tax rates in effect for the year in which differences between the financial statement and tax basis of assets and liabilities are expected to reverse. Accordingly, our net current tax liability has been determined based on the currently enacted rate of 21%.  If the current rate were increased due to legislation, it would have an immediate revaluation of our deferred tax assets and liabilities in the year of enactment.

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

Developments related to COVID-19 have been unpredictable and the extent to which further developments could impact our operations, financial condition, liquidity, results of operations, and cash flows is highly uncertain. Such developments may include the duration of the outbreak, variants of the virus, the distribution and availability of vaccines and treatments for the virus, the severity of the disease and the actions that may be taken by various governmental authorities and other third parties in response to the outbreak.

ITEM 1B.            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.              PROPERTIES

We own or lease administrative offices and truck terminals (which may include fleet operations, equipment maintenance, driver orientation/training, fuel station and equipment parking) throughout the continental United States, none of which are individually material.

ITEM 3.            LEGAL PROCEEDINGS

We are involved in various litigation and claims primarily arising in the normal course of business, which include claims for personal injury or property damage incurred in the transportation of freight. Information relating to legal proceedings is included in Note 11 of the accompanying consolidated financial statements, and is incorporated herein by reference.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.            MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A common stock is traded on The New York Stock Exchange, under the symbol “USX.”

Holders of Record

As of February 17, 2023, we had approximately two stockholders of record of our Class A common stock; however, we estimate our actual number of stockholders is much higher because a substantial number of our shares are held of record by brokers or dealers for their customers in street names.  As of February 17, 2023, Messrs. Eric and Max Fuller and Ms. Lisa Quinn Pate, together with certain trusts for the benefit of any of them and certain entities owned by any of them, owned all of the outstanding Class B common stock.

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

Issuer Purchases of Equity Securities

We did not purchase any of our Class A or Class B common stock during the year ended December 31, 2022.

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

Overview

Total revenue for 2022 increased by $212.6 million to $2.2 billion as compared to 2021. The increase was primarily a result of a $146.5 million increase in Truckload revenue, a $110.8 million increase in fuel surcharge offset by a $44.7 million decrease in Brokerage revenue. Excluding the impact of fuel surcharge revenue, revenue increased $101.9 million to $1.9 billion, an increase of 5.7% as compared to the prior year.

Operating loss for 2022 was $26.9 million compared to operating income of $18.4 million in 2021. We delivered a 101.2% operating ratio for the year compared to 99.1% in 2021. Our profitability decreased primarily due to increased insurance premiums and claims, increased technology and personnel expenses and higher net fuel costs, partially offset by a 10.9% increase in our average revenue per mile, a 9.1% increase in our available tractors and a $12.1 million increase in our Brokerage operating income.

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

On September 7, 2022, we announced a Realignment Plan focused on improving operating profitability and cash flow as well as reducing balance sheet leverage. The Realignment Plan primarily focuses on improving our Over-the-Road (“OTR”) division with limited impact to both our Dedicated division and Brokerage segment.

The Realignment Plan has allowed our OTR division to focus on improving capacity, cost and service levels for our customers while gaining benefits from improved network planning as well as more effective allocation of freight between Company and third-party assets. These improvements should contribute to improved utilization within the OTR division in 2023. We do not believe that the Realignment Plan has impacted our professional drivers’ ability to service our customers.

As part of the Realignment Plan, we have eliminated $32.0 million in annualized costs which is made up of $22.0 million in personnel costs and $10.0 million in real estate and other miscellaneous cost. Our personnel costs were reduced as a result of eliminating organization overlaps and, in certain circumstances, duplicative functions.

In the immediate term, we expect to use proceeds from the divestiture of non-core real estate holdings as well as a more conservative trade cycle management program to positively benefit capital expenditures, net of proceeds, free cash flow and overall debt levels. We have also taken steps to reduce annualized capitalized wages, which primarily relate to internal use software development by over $10.0 million. Further out, we expect the benefits from our Realignment Plan to generate increased operating income and net earnings, a portion of which could be used to pay down outstanding debt.

During the second half of 2021, Variant’s turnover, utilization, and revenue per tractor per week began to deteriorate and those trends accelerated in the fourth quarter. At the end of 2021 and throughout 2022, we made steady progress correcting our strategy for our OTR fleet, including Variant. Starting in the third quarter of 2022, we instituted the Realignment Plan, which included significant changes in how we manage our OTR fleet. As part of the Realignment Plan, we are re-integrating our former Variant operations back into our legacy OTR fleet.

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

During 2020, we purchased a small business with a technology platform and an experienced and talented team. Their approach to the brokerage business is to utilize a digital framework for handling transactions which we expect to be scalable. Importantly, we believe this platform will enable our team to continue scaling the business and drive a high level of growth in the years to come. We continue to actively attempt to expand our Brokerage segment in a profitable manner, although growth will be difficult given current industry dynamics.

In our Dedicated division, our team successfully addressed pricing in certain Dedicated accounts as a result of driver and capacity cost inflation. As a result, our overall Dedicated rates increased 16.2% in 2022 compared to 2021.

We expect a challenging freight market early in the year that we believe will improve between the second half of 2023 or beginning of 2024, due to improvements in the supply chain, inventory restocking, and the exit of capacity as a result of a continuation of depressed spot market rates. On the supply side, the market for experienced drivers is loosening as there is currently excess capacity in the market relative to overall freight volumes.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this document generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this document can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Reportable Segments

Our business is organized into two reportable segments, Truckload and Brokerage. Our Truckload segment offers truckload services, including OTR trucking and dedicated contract services. Our OTR service offering transports a full trailer of freight for a single customer from origin to destination, typically without intermediate stops or handling pursuant to short-term contracts and spot moves that include irregular route moves without volume and capacity commitments. Tractors are operated with a solo driver or, when handling more time-sensitive, higher-margin freight, a team of two drivers. Our dedicated contract service offering provides similar freight transportation services, but with contractually assigned equipment, drivers and on-site personnel to address customers’ needs for committed capacity and service levels pursuant to multi-year contracts with guaranteed volumes and pricing. Our Brokerage segment is principally engaged in asset-light freight brokerage services, where loads are contracted to third-party carriers.

Truckload Segment

In our Truckload segment, we generate revenue by transporting freight for our customers in our OTR and dedicated contract service offerings. Our OTR service offering provides solo and expedited team services through one-way movements of freight over routes throughout the United States. While we primarily operate in the eastern half of the United States, we provide services into and out of Mexico through a variable cost model using third party carriers. The revenue from such model is generated in the United States. Our dedicated contract service offering devotes the use of equipment to specific customers and provides services through long-term contracts. We have one chief operating decision maker over all our Truckload operations that reviews our Truckload segment income statement. Our Truckload segment provides services that are geographically diversified but have similar economic and other relevant characteristics, as they all provide truckload carrier services of general commodities and durable goods to similar classes of customers.

We are typically paid a predetermined rate per load or per mile for our Truckload services. We enhance our revenue by charging for tractor and trailer detention, loading and unloading activities and other specialized services. Consistent with industry practice, our typical customer contracts (other than those contracts in which we have agreed to dedicate certain tractor and trailer capacity for use by specific customers) do not guarantee load levels or tractor availability. This gives us and our customers a certain degree of flexibility to negotiate rates up or down in response to changes in freight demand and trucking capacity. In our dedicated contract service offering, which comprised approximately 44.9% of our Truckload operating revenue, and approximately 44.2% of our Truckload revenue, before fuel surcharge, for 2022, we provide service under contracts with fixed terms, volumes and rates. Dedicated contracts are often used by our customers with high-service and high-priority freight, sometimes to replace private fleets previously operated by them. We expect to grow our dedicated business as a percentage of our average tractors.

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

Approximately 14% of our total tractor fleet was operated by independent contractors as of December 31, 2022. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass-through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

The primary performance indicator in our Brokerage segment is operating margin (brokerage operating revenue, less brokerage operating expenses, as a percentage of brokerage operating revenue). Operating margin can be impacted by the rates charged to customers and the costs of securing third-party carriers.

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

A summary of our revenue generated by type for the periods indicated is as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Revenue, before fuel surcharge	$1,896,149	$1,794,278
Fuel surcharge	265,021	154,248
Total operating revenue	$2,161,170	$1,948,526

The primary factors driving the increases in total operating revenue and revenue, before fuel surcharge, were increased pricing and volumes in our Truckload segment combined with increased fuel surcharge revenues.

A summary of our revenue generated by segment for the periods indicated is as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Truckload revenue, before fuel surcharge	$1,559,834	$1,413,272
Fuel surcharge	265,021	154,248
Total Truckload operating revenue	1,824,855	1,567,520
Brokerage operating revenue	336,315	381,006
Total operating revenue	$2,161,170	$1,948,526

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge, for the periods indicated.

	Year Ended
	December 31,
	2022	2021
Over the road
Average revenue per tractor per week	$3,808	$3,732
Average revenue per mile	$2.492	$2.333
Average revenue miles per tractor per week	1,528	1,600
Average tractors	3,858	3,442
Dedicated
Average revenue per tractor per week	$4,823	$4,359
Average revenue per mile	$2.926	$2.518
Average revenue miles per tractor per week	1,648	1,731
Average tractors	2,695	2,564
Consolidated
Average revenue per tractor per week	$4,225	$4,000
Average revenue per mile	$2.679	$2.416
Average revenue miles per tractor per week	1,577	1,656
Average tractors	6,553	6,006

The primary factors driving the changes in Truckload revenue, were a 10.9% increase in average revenue per loaded mile and an increase of 9.1% average available tractors partially offset by a decrease of $42.4 million in miscellaneous revenue and a 4.8% decrease in average revenue miles per tractor per week. The increase in average revenue per loaded mile was primarily due to an approximate 16.4% increase in contractual rates partially offset by an approximate 13.0% decrease in spot rates. During 2022, revenue generated from spot rates increased 20.1% compared to 2021. Fuel surcharge revenue increased by $110.8 million, or 71.8%, to $265.0 million, compared with $154.2 million in 2021. The DOE national weekly average fuel price per gallon averaged approximately $1.70 per gallon higher for 2022 compared to 2021. The increase in fuel surcharge revenue primarily relates to increased fuel prices combined with a 3.6% increase in revenue miles compared to 2021.

The primary performance indicator of our Brokerage segment is brokerage operating margin (brokerage operating revenue, less brokerage operating expenses, as a percentage of brokerage operating revenue). The largest factors that impact our brokerage operating margin are load count, revenue per load, and purchased transportation. As an asset-light business, brokerage relies upon third parties to transport the loads it arranges, with the cost paid to the third party being reflected under brokerage purchased transportation. The ratio of brokerage purchased transportation to brokerage operating revenue fluctuates based on factors such as freight volumes, freight rates, the ratio of contract to spot rate freight, the market rate for third party capacity, and the success of our team in negotiating for rates and capacity costs. Other operating expenses consist primarily of salaries, wages, and benefits, depreciation and amortization, and other general expenses. The following table details our Brokerage segment operating revenues, purchased transportation expense and other operating expenses, total operating expenses, and operating income for the periods indicated.

	Year Ended
	December 31,
	2022		2021
	$	%	$	%
Brokerage operating revenue	$336,315	100.0	$381,006	100.0
Brokerage operating expenses
Brokerage purchased transportation	272,660	81.1	332,863	87.4
Brokerage other operating expenses	48,494	14.4	45,037	11.8
Total Brokerage operating expenses	321,154	95.5	377,900	99.2
Brokerage operating income	$15,161	4.5	$3,106	0.8

The primary factors driving the decrease in Brokerage operating revenue were 25.5% decrease in load count partially offset by an 18.5% increase in average revenue per load. We experienced an increase in our Brokerage operating income to $15.2 million compared to $3.1 million in 2021. The increase in Brokerage operating income was due primarily to the increase in revenue per load of 18.5% exceeding the 10.0% increase in cost per load as compared to 2021. During 2022, we focused on improving operating margin over increased revenues.

Operating Expenses

Our operating expenses are attributed to our two reportable segments as follows to arrive at operating income for each segment:

Salaries, wages and benefits: Salaries, wages, and benefits are primarily directly identifiable to an individual segment while some administrative salaries, wages, and benefits are allocated to segments based on load count or other criteria.

Fuel and fuel taxes: Fuel and fuel taxes are directly identifiable to an individual segment, the Truckload segment.

Vehicle Rents and Depreciation and Amortization: Tractor rents and depreciation are charged to the Truckload segment, which is the only segment utilizing this equipment. Trailer rents and depreciation and other trailer operating costs are allocated to segments using a calculation of these costs on a per load basis multiplied by the number of loads moved in each segment during the period. Other depreciation and amortization, such as software, are allocated to segments based primarily on specific identification and some based on load count or other criteria.

Purchased Transportation: Purchased transportation expenses are primarily directly identifiable to a specific segment.  Purchased transportation expense is comprised of payments to independent contractors, which are charged to our Truckload segment and payments to third-party capacity providers are charged to our Brokerage segment.

Operating Expenses and Supplies: For the most part, supplies and maintenance costs are directly identifiable to an individual segment, primarily the Truckload segment. Trailer maintenance is allocated using a calculation of these costs on a per load basis multiplied by the number of loads moved in each segment during the period.

Insurance Premiums and Claims: Individual premiums and claims are directly identifiable to a segment.

Operating Taxes and Licenses: Operating taxes and licenses are directly identifiable to our Truckload segment.

Communications and Utilities: Communications and utilities are directly identifiable to the segment or are allocated to segments based on load count or other criteria.

General and Other Operating Expenses: General and Other operating expenses are directly identifiable to the segment or are allocated to segments based on load count or other criteria.

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

Salaries, wages, and benefits

Salaries, wages, and benefits consist primarily of compensation for all employees. Salaries, wages, and benefits are primarily affected by the total number of miles driven by company drivers, the rate per mile we pay our company drivers, employee benefits such as health care and workers’ compensation, and to a lesser extent by the number of, and compensation and benefits paid to, non-driver employees.

The following is a summary of our salaries, wages, and benefits for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Salaries, wages and benefits	$726,308	$619,983
% of total operating revenue	33.6%	31.8%
% of revenue, before fuel surcharge	38.3%	34.6%

The increase in salaries, wages, and benefits was due primarily to $74.3 million in higher driver wages, which was the result of increased company driver miles of 52.7 million combined with a 7.7% increase in driver pay per mile, and an increase of $27.0 million in office wages due in part to a 6.6% increase in average headcount. Our group health and workers’ compensation expense increased 12.0% primarily due to increased group health claims expense combined with a slight increase in workers compensation premiums and claims as compared to the same period in 2021. During the fourth quarter of 2022, our office salaries and contract labor decreased approximately 9.0% compared to the third quarter of 2022, due to the implementation of our Realignment Plan. In the near term, we believe salaries, wages, and benefits will moderate as a result of our plans to maintain our current fleet size and non-driver personnel count with current levels. As a percentage of revenue, we expect salaries, wages, and benefits will fluctuate based on our ability to generate offsetting increases in average revenue per total mile and the percentage of revenue generated by independent contractors and brokerage operations, for which payments are reflected in the “Purchased transportation” line item.

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

The following is a summary of our fuel and fuel taxes for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Fuel and fuel taxes	$328,037	$182,875
% of total operating revenue	15.2%	9.4%
% of revenue, before fuel surcharge	17.3%	10.2%

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

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Total fuel surcharge revenue	$265,021	$154,248
Less: fuel surcharge revenue reimbursed to independent contractors	44,972	32,503
Company fuel surcharge revenue	$220,049	$121,745
Total fuel and fuel taxes	$328,037	$182,875
Less: company fuel surcharge revenue	220,049	121,745
Net fuel expense	$107,988	$61,130
% of total operating revenue	5.0%	3.1%
% of revenue, before fuel surcharge	5.7%	3.4%

During 2022, the net fuel expense increase as a percentage of revenue before fuel surcharge is primarily due to our excess exposure to the spot market which generally does not have adequate fuel surcharge revenue to offset increased fuel prices, combined with the average company fuel price per gallon increase of 56.1% partially offset by a $98.3 million increase in company fuel surcharge revenue as compared to 2021. In the near term, our net fuel expense is expected to fluctuate as a percentage of total operating revenue and revenue, before fuel surcharge, based on factors such as diesel fuel prices, the percentage recovered from fuel surcharge programs, the percentage of uncompensated miles, the percentage of revenue generated by independent contractors, and the percentage of revenue generated by team-driven tractors (which tend to generate higher miles and lower revenue per mile, thus proportionately more fuel cost as a percentage of revenue).

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

The following is a summary of our vehicle rents and depreciation and amortization for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Vehicle rents	$104,121	$90,085
Depreciation and amortization, net of (gains) losses on sale of property	82,289	81,976
Vehicle rents and depreciation and amortization of property and equipment	$186,410	$172,061
% of total operating revenue	8.6%	8.8%
% of revenue, before fuel surcharge	9.8%	9.6%

The increase in absolute dollar terms of vehicle rents was primarily due to increased tractors and trailers financed under operating leases compared to 2022. The increase in depreciation and amortization, net of (gains) losses on sale of property, is due in part to increased software amortization partially offset by a decrease in the number of owned trailers and a decrease in average depreciation per tractor as compared to 2021.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Purchased transportation	$533,014	$634,271
% of total operating revenue	24.7%	32.6%
% of revenue, before fuel surcharge	28.1%	35.3%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Purchased transportation	$533,014	$634,271
Less: fuel surcharge revenue reimbursed to independent contractors	44,972	32,503
Purchased transportation, net of fuel surcharge reimbursement	$488,042	$601,768
% of total operating revenue	22.6%	30.9%
% of revenue, before fuel surcharge	25.7%	33.5%

Brokerage purchased transportation decreased $60.2 million, or 18.1%, due to a 25.5% decrease in load count offset by a 10.0% increase in cost per load as compared to 2021. Truckload purchased transportation decreased $53.5 million, or 19.9% primarily due to decreased independent contractor miles of 26.6% as compared to 2021. This expense category will fluctuate with the number and percentage of loads hauled by independent contractors and third-party carriers, as well as the amount of fuel surcharge revenue passed through to independent contractors. If industry-wide trucking capacity continues to tighten in relation to freight demand, we may need to increase the amounts we pay to third-party carriers and independent contractors, which could increase this expense category on an absolute basis and as a percentage of total operating revenue and revenue, before fuel surcharge, absent an offsetting increase in revenue. We continue to actively attempt to expand our Brokerage segment and recruit independent contractors. Our success in growing our lease-purchase program and independent contractor drivers have contributed to increased purchased transportation expense. If we are successful in continuing these efforts, we would expect this line item to increase as a percentage of total operating revenue and revenue, before fuel surcharge.

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

The following is a summary of our operating expenses and supplies for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Operating expenses and supplies	$191,654	$147,779
% of total operating revenue	8.9%	7.6%
% of revenue, before fuel surcharge	10.1%	8.2%

The primary factors driving the increase in operating expenses and supplies were increased tractor and trailer maintenance and tires due in part to increased company tractors and miles, increased driver hiring costs combined with increased tolls and other operating expenses as compared to 2021.

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

The following is a summary of our insurance premiums and claims expense for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
Insurance premiums and claims	$115,735	$83,376
% of total operating revenue	5.4%	4.3%
% of revenue, before fuel surcharge	6.1%	4.6%

The primary factors driving the increase in insurance premiums and claims were increased auto liability claims and premium expenses due to adverse development in prior year claims combined with increased current year physical damage and auto liability claims expense due to increased frequency and average dollars per claim. We renewed our liability insurance policies effective September 1, 2022 and decreased our premiums 3.3% while preserving our coverage limits at $75.0 million per occurrence.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Year Ended December 31,
	2022	2021

	(dollars in thousands)
General and other operating expenses	$76,343	$62,623
% of total operating revenue	3.5%	3.2%
% of revenue, before fuel surcharge	4.0%	3.5%

General and other expenses increased primarily due to computer software services combined with a legal settlement of $4.7 million as compared to 2021. As a result of our Realignment Plan, we believe our computer software services expenses will decrease by approximately $3.0 million in 2023.

Interest

Interest expense consists of cash interest and amortization of deferred financing fees.

The following is a summary of our interest expense for the periods indicated:

	Year Ended December 31,
	2022	2021

	(in thousands)
Interest expense, excluding non-cash items	$18,451	$13,919
Deferred financing amortization	603	613
Interest expense, net	$19,054	$14,532

For 2022, interest expense increased primarily due to increased borrowings and higher average interest rates as compared to 2021.

Other

During 2022, we recorded an unrealized loss of $12.1 million compared to a gain of $7.7 million in 2021 related to our investment in TuSimple.

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

We make substantial net capital expenditures to maintain a modern company tractor fleet and refresh our trailer fleet. During 2023, we currently plan to replace owned tractors with new owned tractors as they reach approximately 475,000 to 575,000 miles. Our mix of owned and leased equipment may vary over time due to tax treatment, financing options and flexibility of terms, among other factors.

We believe we can fund our expected cash needs, including debt repayment, in the short-term with projected cash flows from operating activities, borrowings under our Credit Facility and direct debt and lease financing we believe to be available for at least the next 12 months. Over the long-term, we expect that we will continue to have significant capital requirements, which may require us to seek additional borrowings or lease financing. We have obtained a significant portion of our revenue equipment under operating leases, which are not reflected as net capital expenditures but are recorded as operating lease liabilities on our balance sheet. The availability of financing will depend upon our financial condition and results of operations as well as prevailing market conditions.

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

The Credit Facility is a five-year facility scheduled to terminate on January 28, 2025.  Borrowings under the Credit Facility are classified as either “base rate loans” or “term SOFR loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) SOFR for a one month interest period.  Term SOFR loans accrue interest at SOFR for a one, three, or six month period, at the Company’s election, plus an adjustment of 0.10% for one month SOFR period, 0.15% for a three month SOFR period, or 0.25% for a six month SOFR period, plus an applicable margin that adjusts quarterly between 1.25% and 1.75% based on the ratio of daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  The Credit Facility includes, within its $250.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $75.0 million and a swingline sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, excluding, among other things, any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of December 31, 2022, there was no fixed charge coverage ratio requirement.

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

The Company has letters of credit of $33.3 million outstanding as of December 31, 2022. The letters of credit are maintained primarily to support the Company’s insurance program.

See Notes 8 and 9 to the accompanying consolidated financial statements for additional disclosures regarding our debt and leases, respectively.

Cash Flows

Our summary statements of cash flows for the periods indicated are set forth in the table below:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net cash provided by operating activities	$43,464	$78,567
Net cash used in investing activities	(153,114)	(96,997)
Net cash provided by financing activities	106,230	18,620

Operating Activities

For 2022, we generated cash flows from operating activities of $43.5 million, a decrease of $35.1 million compared to 2021. The decrease was due primarily to a $49.6 million decrease in net income adjusted for noncash items, combined with a $52.7 million decrease in our operating liabilities offset by $67.2 million decreased operating assets. The decrease in operating assets is primarily due to deceased growth in Brokerage receivables in 2022 compared to 2021 partially offset by an increase in Truckload receivables. The decrease in operating liabilities was due in part to decreased Brokerage purchase transportation due to fewer loads combined with decreased accrued wages and benefits due to timing of payments offset by increased insurance reserves.  Our decrease in net income adjusted for noncash items was due in part to increased insurance and claims expense, increased fuel costs per mile and increased driver and office payroll per mile, decreased average revenue miles per tractor per week, partially offset by increased operating margin at Brokerage, increased revenue per mile of 10.9% and increased available tractors.

Investing Activities

For 2022, net cash flows used in investing activities increased primarily as a result of increased net tractor purchases combined with decreased proceeds from sales of used equipment compared to 2021. During 2022, our miscellaneous capital expenditures were $46.9 million primarily due to computer software and terminal renovations offset by proceeds of $9.8 million related to the sale of a terminal and the improvements and office furniture associated with an office lease exited compared to $47.1 million in 2021. We expect our net capital expenditures for calendar year 2023 will approximate less than $75.0 million to execute our equipment replacement strategy and will be financed with cash from operations, borrowings on the Credit Facility and secured debt financing.

Financing Activities

For 2022, the increase in net cash flows provided by financing activities is due in part to increased borrowings under our Credit Facility along with decreased payments of long-term debt as compared to the same period in 2021.

Working Capital

As of December 31, 2022, we had a working capital deficit of $129.4 million, representing a $49.3 million decrease in our working capital from December 31, 2021. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of December 31, 2022, we had a working capital deficit of $32.8 million, compared with a working capital deficit of $54.1 million as of December 31, 2021. The increase in working capital was due in part to increased assets held for sale combined with decreased accounts payable, decreased current maturities of debt and current portion of operating lease liabilities excluding balloon payments.

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

Contractual Obligations and Commercial Commitments

The table below summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
	Less than			More than
	1 year	1 ‑ 3 years	3 ‑ 5 years	5 years	Total

	(in thousands)
Long‑term debt obligations(1)	$141,251	285,502	81,723	15,639	$524,115
Finance lease obligations(2)	2,363	2,046	1,184	3,435	9,028
Operating lease obligations(3)	117,240	155,619	61,953	39,552	374,364
Purchase obligations(4)	134,473	5,002	2,501	—	141,976
Total contractual obligations(5)	$395,327	$448,169	$147,361	$58,626	$1,049,483
(1)	Including interest obligations on long-term debt, excluding fees. The table assumes long-term debt is held to maturity and does not reflect events subsequent to December 31, 2022.
(2)	Including interest obligations on finance lease obligations.
(3)

We lease certain revenue and service equipment and office and service center facilities under long-term, non-cancelable operating lease agreements expiring at various dates through September 2036. Revenue equipment lease terms are generally three to five years for tractors and five to eight years for trailers. The lease terms and any subsequent extensions generally represent the estimated usage period of the equipment, which is generally substantially less than the economic lives. Certain revenue equipment leases provide for guarantees by us of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $191.8 million as of December 31, 2022. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between us and the equipment manufacturer.

(4)

We had commitments outstanding as of December 31, 2022 to acquire revenue and other equipment of $123.2 million, terminal improvements of $8.8 million and software licenses of $10.0 million. The revenue equipment commitments are cancelable, subject to certain adjustments in the underlying obligations and benefits. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment and cash flows from operating activities.

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

We are exposed to variable interest rate risk principally from our Credit Facility. We are exposed to fixed interest rate risk principally from equipment notes and mortgages. As of December 31, 2022 we had net borrowings totaling $484.2 million comprised of $388.0 million of fixed rate borrowings and $96.2 million of variable rate borrowings. Accordingly, holding other variables constant (including borrowing levels), the earnings impact of a one-percentage point increase/decrease in interest rates would not have a significant impact on our consolidated financial statements.

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

ITEM 8.           FINANCIAL STATEMENTS

The consolidated financial statements of U.S. Xpress Enterprises, Inc. and subsidiaries, including the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, together with the related notes, the report of Grant Thornton LLP, our independent registered public accounting firm as of December 31, 2022 and for each of the three years in the period ended December 31, 2022, are set forth at pages 54 through 77 elsewhere in this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2023 expressed an unqualified opinion.

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

Auto Liability Claims Reserve Accrual

As described further in Note 2 to the consolidated financial statements, the Company has established retention levels for a portion of its risk related to auto liability claims. Claims in excess of retention levels are generally covered by insurance. The Company, with the assistance of an actuary, accrues for the cost of the uninsured portion of pending claims plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for claims are estimated by evaluating the nature and severity of individual claims and by estimating future claims development based upon historical trends. The actual cost to settle claims liabilities may differ from the Company’s reserve estimates due to legal costs, claims that have been incurred but not reported, and various other uncertainties. We identified the estimation of the auto liability claims accrual subject to self-insured retention as a critical audit matter.

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

Tulsa, Oklahoma

February 28, 2023

U.S. Xpress Enterprises, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,275	$5,695
Customer receivables, net of allowance of $990 and $11 at December 31, 2022 and December 31, 2021, respectively	222,794	231,687
Other receivables	17,676	18,046
Prepaid insurance and licenses	13,847	13,867
Operating supplies	8,410	9,550
Assets held for sale	25,759	11,831
Other current assets	46,642	32,020
Total current assets	337,403	322,696
Property and equipment, at cost	980,607	890,933
Less accumulated depreciation and amortization	(397,806)	(370,112)
Net property and equipment	582,801	520,821
Other assets
Operating lease right of use assets	333,498	292,347
Goodwill	59,221	59,221
Intangible assets, net	23,784	24,129
Other	44,758	50,829
Total other assets	461,261	426,526
Total assets	$1,381,465	$1,270,043
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$111,222	$126,910
Book overdraft	4,213	7,096
Accrued wages and benefits	35,457	45,011
Claims and insurance accruals, current	73,372	44,309
Other accrued liabilities	13,403	5,962
Current portion of operating lease liabilities	105,078	88,375
Current maturities of long-term debt and finance leases	124,033	85,117
Total current liabilities	466,778	402,780
Long-term debt and finance leases, net of current maturities	360,175	290,392
Less unamortized discount and debt issuance costs	(310)	(357)
Net long-term debt and finance leases	359,865	290,035
Deferred income taxes	8,549	24,301
Other long-term liabilities	22,878	14,457
Claims and insurance accruals, long-term	50,825	54,819
Noncurrent operating lease liabilities	230,505	205,362
Commitments and contingencies (Note 11)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively, 35,704,400 and 34,831,118 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	357	348
Common stock Class B, $.01 par value, 35,000,000 authorized at December 31, 2022 and December 31, 2021, respectively, 15,777,083 and 15,657,089 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	158	157
Additional paid-in capital	273,781	267,621
Retained earnings (deficit)	(35,548)	8,440
Stockholders' equity	238,748	276,566
Noncontrolling interest	3,317	1,723
Total stockholders' equity	242,065	278,289
Total liabilities and stockholders' equity	$1,381,465	$1,270,043

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Operating revenue
Revenue, before fuel surcharge	$1,896,149	$1,794,278	$1,619,199
Fuel surcharge	265,021	154,248	122,902
Total operating revenue	2,161,170	1,948,526	1,742,101
Operating expenses
Salaries, wages, and benefits	726,308	619,983	556,507
Fuel and fuel taxes	328,037	182,875	136,677
Vehicle rents	104,121	90,085	86,684
Depreciation and amortization, net of (gain) loss on sale of property	82,289	81,976	102,827
Purchased transportation	533,014	634,271	516,196
Operating expenses and supplies	191,654	147,779	133,356
Insurance premiums and claims	115,735	83,376	87,053
Operating taxes and licenses	15,663	14,490	15,084
Communications and utilities	14,856	12,639	8,990
General and other operating expenses	76,343	62,623	55,176
Total operating expenses	2,188,020	1,930,097	1,698,550
Operating income (loss)	(26,850)	18,429	43,551
Other expense
Interest expense, net	19,054	14,532	18,847
Other expense (income)	10,838	(7,677)	2,000
	29,892	6,855	20,847
Income (loss) before income tax provision (benefit)	(56,742)	11,574	22,704
Income tax provision (benefit)	(14,348)	433	5,072
Net total and comprehensive income (loss)	(42,394)	11,141	17,632
Net total and comprehensive income (loss) attributable to noncontrolling interest	1,594	271	(920)
Net total and comprehensive income (loss) attributable to controlling interest	$(43,988)	$10,870	$18,552
Earnings (loss) per share
Basic earnings (loss) per share	$(0.86)	$0.22	$0.37
Basic weighted average shares outstanding	51,311	50,370	49,528
Diluted earnings (loss) per share	$(0.86)	$0.21	$0.35
Diluted weighted average shares outstanding	51,311	52,167	50,674

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2019	$333	$157	$250,700	$(20,982)	$628	$230,836
Share based compensation	—	—	4,395	—	—	4,395
Vesting of restricted stock	4	1	(140)	—	—	(135)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of subsidiary shares in business combination	—	—	5,534	—	1,744	7,278
Issuance of common stock under ESPP	2	—	849	—	—	851
Net income (loss)	—	—	—	18,552	(920)	17,632
Balances at December 31, 2020	340	157	261,338	(2,430)	1,452	260,857
Share based compensation	—	—	6,244	—	—	6,244
Vesting of restricted stock	5	1	(1,243)	—	—	(1,237)
Conversion of Class B stock to Class A stock	1	(1)	—	—	—	—
Issuance of common stock under ESPP	2	—	1,282	—	—	1,284
Net income	—	—	—	10,870	271	11,141
Balances at December 31, 2021	348	157	267,621	8,440	1,723	278,289
Share based compensation	—	—	5,287	—	—	5,287
Vesting of restricted stock	5	1	(446)	—	—	(440)
Issuance of common stock under ESPP	4	—	1,319	—	—	1,323
Net income (loss)	—	—	—	(43,988)	1,594	(42,394)
Balances at December 31, 2022	$357	$158	$273,781	$(35,548)	$3,317	$242,065

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2022	2021	2020
Operating activities
Net income (loss)	$(42,394)	$11,141	$17,632
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(15,752)	(861)	4,470
Depreciation and amortization	82,756	82,975	90,116
(Gains) losses on sale of equipment	(467)	(999)	12,711
Share based compensation	5,287	6,244	4,395
Other	332	684	3,367
Unrealized loss (gain) on equity investment	12,096	(7,677)	—
Changes in operating assets and liabilities:
Receivables	6,839	(38,556)	(10,048)
Prepaid insurance and licenses	99	398	(2,939)
Operating supplies	1,234	(465)	(900)
Other assets	(149)	(20,578)	(3,718)
Accounts payable and other accrued liabilities	3,136	41,345	19,940
Accrued wages and benefits	(9,553)	4,916	15,863
Net cash provided by operating activities	43,464	78,567	150,889
Investing activities
Payments for purchases of property and equipment	(199,134)	(192,366)	(186,122)
Proceeds from sales of property and equipment	46,020	95,369	81,399
Other	—	—	(6,880)
Net cash used in investing activities	(153,114)	(96,997)	(111,603)
Financing activities
Borrowings under lines of credit	494,196	334,512	278,654
Payments under lines of credit	(421,896)	(310,612)	(278,654)
Borrowings under long-term debt	130,336	124,721	263,992
Payments of long-term debt and finance leases	(95,054)	(137,661)	(301,059)
Payments of financing costs	—	(100)	(1,391)
Payments of long-term consideration for business acquisition	—	—	(1,000)
Tax withholding related to net share settlement of restricted stock awards	(440)	(1,237)	(135)
Proceeds from issuance of common stock under ESPP	1,323	1,284	851
Proceeds from long-term consideration for sale of subsidiary	648	617	587
Book overdraft	(2,883)	7,096	(1,313)
Net cash provided by (used in) financing activities	106,230	18,620	(39,468)
Net change in cash and cash equivalents	(3,420)	190	(182)
Cash and cash equivalents
Beginning of year	5,695	5,505	5,687
End of period	$2,275	$5,695	$5,505
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$17,572	$13,916	$17,620
Cash paid during the year for income taxes	1,601	995	705
Supplemental disclosure of significant noncash investing and financing activities
Property and equipment amounts accrued in accounts payable	$5,777	$1,656	$867
Finance lease additions	1,117	5,572	—
Uncollected proceeds from asset sales	—	2,581	406
Subsidiary stock issued in business combination	—	—	7,278

See Notes to Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

1.        Organization and Operations

U.S. Xpress Enterprises, Inc. and its consolidated subsidiaries (collectively, the “Company”, “we”, “us”, “our”, and similar expressions) provide transportation services throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. The Company offers its customers a broad portfolio of services using its own asset-based truckload fleet and third-party carriers through our asset-light freight brokerage network. The Company has two reportable segments, Truckload and Brokerage. Our Truckload segment offers asset-based truckload services, including over-the-road (“OTR”) trucking and dedicated contract services. Our Brokerage segment is principally engaged in asset-light freight brokerage services, where loads are contracted to third-party carriers.

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

December 31, 2022, 2021 and 2020

Cash and Cash Equivalents

Cash and cash equivalents include all highly liquid investment instruments with an original maturity of three months or less. Cash balances with institutions may be in excess of Federal Deposit Insurance Corporation ("FDIC") limits or may be invested in sweep accounts that are not insured by the institution, the FDIC, or any other government agency.

Customer Receivables and Allowances

Customer receivables are recorded at the invoiced amount, net of allowances for credit losses and revenue adjustments. The allowances for credit losses and revenue adjustments are based on historical experience as well as any known trends or uncertainties related to customer billing and account collectability. The Company reviews the adequacy of its allowance for credit losses on a quarterly basis. Past due balances over contractual payment terms and exceeding specified amounts are reviewed individually for collectability. Receivable balances are written off when collection is deemed unlikely.

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

Assets Held for Sale

Assets held for sale are comprised primarily of revenue equipment no longer being utilized in continuing operations which are available and ready for sale. Assets held for sale are no longer subject to depreciation and are recorded at the lower of depreciated book value or fair market value less selling costs. The Company expects to sell these assets within the next twelve months. At December 31, 2022, assets held for sale was comprised of revenue equipment, terminals and land. At December 31, 2021, assets held for sale was comprised of revenue equipment and land.

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

December 31, 2022, 2021 and 2020

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

Impairment of Long Lived Assets

The Company reviews its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Expected future cash flows are used to analyze whether an impairment has occurred. If the sum of the expected undiscounted cash flows is less than the carrying value of the long-lived asset, then an impairment loss is recognized. We measure the impairment loss by comparing the fair value of the asset to its carrying value. Fair value is determined based on a discounted cash flow analysis or the appraised value of the assets, as appropriate. During 2022, we incurred a non-cash adjustment of $4.2 million due to an obsolete technology write off and recognized $3.4 million in depreciation and amortization expense and the remaining $0.8 million in operating expenses and supplies expense. During 2021, we incurred a non-cash adjustment of $4.3 million due to an obsolete technology write off and recognized $2.7 million in depreciation and amortization expense, $1.3 million in communications and utilities expense and the remaining $0.3 million in operating expenses and supplies expense.

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

The Company performs an annual goodwill impairment analysis at the reporting unit level as of October 1 each year or when an event occurs which might cause or indicate impairment. During the third quarter of 2022, the Company performed a quantitative test and determined there was no impairment of goodwill. The Company performed the qualitative assessment in the fourth quarter of 2022 and 2021 and concluded it was more likely than not that the fair value of the reporting units were greater than their carrying amounts.

Intangible Assets

Customer relationships are valued as part of acquisition-related transactions using the income appraisal methodology. The income appraisal methodology includes a determination of the present value of future monetary benefits to be derived from the anticipated income, or ownership, of the subject asset. The value of customer relationships includes the value expected to be realized from existing contracts as well as from expected renewals of such contracts and is calculated using unweighted and weighted total undiscounted cash flows as part of the income appraisal methodology. Customer relationships are amortized over seven to fifteen years. The Company tests intangible assets with definite lives for impairment if conditions exist that indicate the carrying value may not be recoverable. There was no impairment of customer relationships in 2022 and 2021.

Trade names are valued based on various factors including the projected revenue stream associated with the intangible asset.  The Company’s trade names have an indefinite life and are not amortized.  In the fourth quarter of 2022 and 2021, the Company performed the qualitative assessment of its trade name assets and concluded it was more likely than not that the fair value of each of the assets is greater than its carrying amount. Therefore, the Company concluded it was not necessary to perform the quantitative impairment test.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Book Overdraft

Book overdraft represents outstanding checks in excess of current cash levels. The Company funds its book overdraft from its line of credit and operating cash flows.

Deferred Financing Costs

The Company presents debt issuance costs as a direct deduction from the related debt, consistent with debt discounts. Debt issuance costs associated with revolving line-of-credit arrangements are presented as an asset. All such debt issuance costs are amortized ratably over the term of the arrangement. Term loan debt issuance costs, net of accumulated amortization was $0.3 million and $0.4 million as of December 31, 2022 and 2021, respectively. Revolver gross debt issuance costs were $4.0 million as of December 31, 2022 and 2021, respectively, offset by accumulated amortization of $2.9 million and $2.4 million as of December 31, 2022 and 2021, respectively. Revolver and term debt issuance cost amortization expense was $0.6 million, $0.6 million and $1.1 million in 2022, 2021 and 2020, respectively.

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

The majority of revenue contracts with our customers have a duration of one year or less and do not require any significant start-up costs, and as such, costs incurred to obtain contracts associated with these contracts are expensed as incurred. For contracts with durations exceeding one year, incremental start-up costs are capitalized and amortized on a straight line basis over the contract period which materially represents the period of revenue generation. Incremental capitalized start-up costs totaled $2.1 million and $2.0 million as of December 31, 2022 and 2021, respectively, and are included in other current assets in our consolidated balance sheets. Amortization expense associated with our start up costs was $1.1 million, $1.2 million, and $1.1 million in 2022, 2021 and 2020, respectively.

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

The timing of revenue recognition, billings, cash collections, and allowance for credit losses results in billed and unbilled receivables on our consolidated balance sheet. The Company receives the unconditional right to bill when shipments are delivered to their destination. We generally receive payment within 40 days of completion of performance obligations. Unbilled receivables recorded on the consolidated balance sheet were $4.3 million and $7.0 million at December 31, 2022 and 2021, respectively and are included in customer receivables in the consolidated balance sheets.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

Concentration of Credit Risk

Concentrations of credit risk with respect to customer receivables are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries. Revenues from the Company’s two largest customers accounted for 23.7% of total consolidated revenues before fuel surcharge during 2022. The Company performs ongoing credit evaluations and generally does not require collateral.

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

Claims and Insurance Accruals

Claims and insurance accruals consist of cargo loss, physical damage, group health, liability (personal injury and property damage) and workers’ compensation claims and associated legal and other expenses within the Company’s established retention levels. Claims in excess of retention levels are generally covered by insurance in amounts the Company considers adequate. Claims accruals represent the uninsured portion of the loss and if we are the primary obligor, the insured portion of pending claims at December 31, 2022 and 2021, plus an estimated liability for incurred but not reported claims and the associated expense. Accruals for cargo loss, physical damage, group health, liability and workers’ compensation claims are estimated based on the Company’s evaluation of the type and severity of individual claims and future development based on historical trends. At December 31, 2022 and 2021, the amount recorded for both workers’ compensation and auto liability were based in part upon actuarial studies performed by a third-party actuary.

At December 31, 2022 and 2021, the Company had a claim accrual and corresponding receivable for the amount above its self-insured retention of $21.7 million and $0.6 million, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

3.        Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	2022	2021	2020
Domestic	$(56,742)	$11,574	$22,704
Income (loss) before income tax provision (benefit)	$(56,742)	$11,574	$22,704

The income tax provision (benefit) for 2022, 2021 and 2020 consists of the following (in thousands):

	2022	2021	2020

Current
Federal	$—	$—	$—
State	1,404	1,294	602
	1,404	1,294	602

Deferred
Federal	(12,416)	(65)	3,998
State	(3,336)	(796)	472
	(15,752)	(861)	4,470
Income tax provision (benefit)	$(14,348)	$433	$5,072

A reconciliation of the income tax provision (benefit) as reported in the consolidated statements of comprehensive income to the amounts computed by applying federal statutory rate of 21% is as follows (in thousands):

	2022	2021	2020

Federal income tax at statutory rate	$(11,916)	$2,430	$4,768
State income taxes, net of federal income tax benefit	(1,856)	499	877
Nondeductible per diem paid to drivers	—	—	1,277
Tax credits	(1,226)	(2,054)	(1,198)
Provision to return adjustment	(179)	(919)	(775)
Valuation allowance	(260)	(31)	(372)
Tax shortfall/(windfall) on share-based compensation	429	(675)	25
Executive compensation limitation	460	1,380	—
Other, net	200	(197)	470
Income tax provision (benefit)	$(14,348)	$433	$5,072

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The tax effect of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2022 and 2021, consists of the following (in thousands):

	2022	2021

Deferred tax assets
Allowance for doubtful accounts	$5,882	$4,229
Insurance and claims reserves	29,038	20,023
Compensation and employee benefits	7,181	7,883
Net operating loss and credit carryforwards	38,532	32,822
Capital loss carryforward	4,780	4,985
Interest expense limitation carryforwards	4,523	115
Finance lease obligations	1,885	705
Operating lease liabilities	82,855	72,751
Unrealized gain on investments	985	—
Other	883	355
Valuation allowance	(5,420)	(5,694)
Total deferred tax assets	$171,124	$138,174
Deferred tax liabilities
Property and equipment	$87,686	$78,833
Intangibles	6,946	6,965
Prepaid license fees	1,609	1,894
Right of use assets	82,854	72,750
Unrealized gain on investments	—	1,708
Other	578	325
Total deferred tax liabilities	$179,673	$162,475
Net deferred tax liability	$8,549	$24,301

The Company had approximately $21.7 million and $22.7 million of federal capital loss carryforwards, $51.6 million and $41.5 million of federal operating loss carryforwards, $197.3 million and $147.3 million of state operating loss carryforwards and $1.4 million and $1.0 million of state tax credit carryforwards at December 31, 2022 and 2021, respectively. Federal operating losses created after 2017 of $51.6 million do not expire and may be carried forward indefinitely. The federal credit carryforward of $17.3 million will begin to expire in the years 2031 through 2042. The state loss carryforwards of $197.3 million begin to expire in the years 2023 and forward, depending on the state and may be used to offset otherwise taxable income. State tax credit carryforwards of $1.4 million expire in the years 2023 through 2037.

The Company has a valuation allowance of $5.4 million and $5.7 million at December 31, 2022 and 2021, respectively, to offset the tax benefit of certain state operating loss carryforwards, state credit carryforwards, and federal capital loss carryforwards. The valuation allowance decreased by $0.3 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively, due to the change in capital deferred tax assets, certain separate company state operating loss carryforwards and certain state tax credit carryforwards which the Company does not currently believe it will be able to utilize before the applicable expiration date of each item.

Deferred tax valuation allowances	Balance at
	beginning of	Charges to costs	Charges to other		Balance at end
	period	and expenses	accounts	Deductions	of period
Fiscal year ended
December 31, 2020	$6,393	$456	$—	$827	$6,022
December 31, 2021	$6,022	$61	$—	$389	$5,694
December 31, 2022	$5,694	$22	$—	$296	$5,420

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

4.        Property and Equipment

The cost and lives as of December 31, 2022 and 2021, are as follows (in thousands):

	Approximate	Cost
	Lives	2022	2021

Land and land improvements		$7,353	$11,671
Buildings and building improvements	10 − 40 years	64,362	80,191
Revenue and service equipment	3 − 15 years	649,154	582,176
Furniture and equipment	3 − 7 years	53,218	50,442
Leasehold improvements	lesser of useful life or lease terms	45,924	24,698
Computer software	3 − 7 years	160,596	141,755
		$980,607	$890,933

The Company recognized $67.1 million, $70.7 million and $80.4 million in depreciation expense in 2022, 2021 and 2020, respectively. The Company recognized $(0.5) million, $(1.0) million and $12.7 million of (gains) losses on the sale of equipment in 2022, 2021 and 2020, respectively, which is included in depreciation and amortization expense in the consolidated statements of comprehensive income (loss). The Company enters into finance leases for certain revenue equipment and terminal facility with terms ranging from 36 - 144 months. At December 31, 2022 and 2021, property and equipment included finance leases with costs of $15 million and $14.2 million, and accumulated amortization of $8.2 million and $6.8 million, respectively. Amortization of finance leases is also included in depreciation expense. The Company recognized $15.4 million, $10.9 million and $8.0 million of computer software amortization expense in 2022, 2021 and 2020, respectively. Accumulated amortization for computer software was $96.5 million and $81.7 million as of December 31, 2022 and 2021, respectively.

5.        Goodwill

Our U.S. Xpress and Total Transportation of Mississippi (“Total”) reporting units, both of which are part of our Truckload reportable segment, have goodwill with carrying amounts of $52.8 million at U.S. Xpress and $4.9 million at Total at December 31, 2022 and 2021. Our Brokerage segment has goodwill with carrying amount of $1.5 million at December 31, 2022 and 2021.

6.        Intangible Assets

The gross amount of the customer relationships was $21.7 million as of December 31, 2022 and 2021, respectively. The Company recognized $0.3 million, $1.4 million and $1.7 million of amortization expense in 2022, 2021 and 2020, respectively and accumulated amortization was $21.2 million and $20.9 million as of December 31, 2022 and 2021, respectively. The weighted average remaining useful life for the customer relationships was 1.3 years at December 31, 2022.

The gross carrying value of the indefinite lived trade names was $23.3 million as of December 31, 2022 and 2021, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Scheduled amortization expense related to customer relationships for future years is as follows (in thousands):

Customer
Relationship
2023	345
2024	115
2025	—
2026	—
2027	—
Thereafter	—
$460

7.        Equity and Other Investments

During 2011 and 2012, the Company obtained common unit ownership interests in DriverTech, LLC (DriverTech). DriverTech is a provider of onboard computers designed for in-cab use and related software for the trucking industry. The Company owns 20.73% and certain members of management of the Company own 12.00%. The remaining 67.27% is owned by other investors. The carrying value of our investment in DriverTech was $0 as of December 31, 2022 and 2021, respectively.

In conjunction with the sale of Arnold Transportation, Inc. (Arnold) to Parker Global Enterprises, Inc. (Parker), the Company received common stock representing 45% of the outstanding equity interests of Parker. The investment in Parker was accounted for under the equity method of accounting and was initially recognized at fair value of $10.4 million on January 2, 2013. In February 2020, we sold our interest in Parker to the management of Parker and recorded a loss of $2.0 million. During 2022, we recognized a gain of $1.3 million related to subsequent events.

In December 2020, we invested $5.0 million consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we now have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. During the year ending ended December 31, 2022 and 2021, respectively, we recognized an unrealized loss (gain) of $12.1 million and ($7.7) million in other expense (income), within the consolidated statements of comprehensive income (loss). The fair value of the investment was $0.6 million and $12.7 million at December 31, 2022 and 2021, respectively, and is included in other noncurrent assets on the accompanying consolidated balance sheets.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

8.       Long-Term Debt

Long-term debt as of December 31, 2022 and 2021 consists of the following (in thousands):

	December 31, 2022	December 31, 2021
Line of credit, maturing January 2025	$96,200	$23,900
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.2% and 3.7% at December 31, 2022 and December 31, 2021, due in monthly installments with final maturities at various dates through November 2027, secured by related revenue equipment with a net book value of $363.9 million and $316.9 million at December 31, 2022 and December 31, 2021	346,662	310,420
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at December 31, 2022 and December 31, 2021 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $32.1 million and $33.0 million at December 31, 2022 and December 31, 2021	23,108	24,587
Other	10,657	8,444
	476,627	367,351
Less: Debt issuance costs	(310)	(357)
Less: Current maturities of long-term debt	(122,009)	(83,584)
	$354,308	$283,410

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

The Credit Facility is a five-year facility scheduled to terminate on January 28, 2025.  Borrowings under the Credit Facility are classified as either “base rate loans” or “term SOFR loans”.  Base rate loans accrue interest at a base rate equal to the highest of (A) the Federal Funds Rate plus 0.50%, (B) the Agent’s prime rate, and (C) SOFR for a one month interest period.  Term SOFR loans accrue interest at SOFR for a one, three, or six month period, at the Company’s election, plus an adjustment of 0.10% for one month SOFR period, 0.15% for a three month SOFR period, or 0.25% for a six month SOFR period, plus an applicable margin that adjusts quarterly between 1.25% and 1.75% based on the ratio of daily average availability under the Credit Facility to the daily average of the lesser of the borrowing base or the revolving credit facility.  The Credit Facility includes, within its $250.0 million revolving credit facility, a letter of credit sub-facility in an aggregate amount of $75.0 million and a swingline sub-facility in an aggregate amount of $25.0 million.  An unused line fee of 0.25% is applied to the average daily amount by which the lenders’ aggregate revolving commitments exceed the outstanding principal amount of revolver loans and aggregate undrawn amount of all outstanding letters of credit issued under the Credit Facility.  The Credit Facility is secured by a pledge of substantially all of the Company’s assets, excluding, among other things, any real estate or revenue equipment financed outside the Credit Facility.

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

or revolving credit facility or (B) $20.0 million. Based on excess availability as of December 31, 2022, there was no fixed charge coverage ratio requirement.

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

As of December 31, 2022, the Credit Facility had issued collateralized letters of credit in the face amount of $33.3 million, with $96.2 borrowings outstanding and $103.8 million available to borrow.

Debt Maturities

As of December 31, 2022, the scheduled principal payments of long-term debt, excluding unamortized discount and debt issuance costs and finance leases are as follows (in thousands):

2023	$122,009
2024	90,417
2025	172,785
2026	67,084
2027	10,158
Thereafter	14,174
$476,627

9.       Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

		As of December 31,
Leases	Classification	2022	2021
Assets
Operating	Operating lease right-of-use assets	$333,498	$292,347
Finance	Property and equipment, net	6,866	7,447
Total leased assets		$340,364	$299,794

Liabilities
Current
Operating	Current portion of operating lease liabilities	$105,078	$88,375
Finance	Current maturities of long-term debt and finance leases	2,024	1,533
Noncurrent
Operating	Noncurrent operating lease liabilities	230,505	205,362
Finance	Long-term debt and finance leases, net of current maturities	5,557	6,625
Total lease liabilities		$343,164	$301,895

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Year Ended
		December 31,
Lease Cost	Classification	2022	2021	2020
Operating lease cost	Vehicle rents and General and other operating	$109,392	$95,540	$86,847
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	1,570	1,696	1,751
Interest on lease liabilities	Interest expense	445	510	518
Short-term lease cost	Vehicle rents and General and other operating	2,286	4,260	7,949
Total lease cost		$113,693	$102,006	$97,065

	Year Ended
	December 31,
Cash Flow Information	2022	2021	2020
Cash paid for operating leases included in operating activities	$109,392	$95,540	$86,847
Cash paid for finance leases included in operating activities	$443	$511	$518
Cash paid for finance leases included in financing activities	$1,686	$1,901	$4,632

Operating lease right-of-use assets obtained in exchange for lease obligations	$150,796	$87,019	$93,042

Noncash lease expense was $110.1 million, $96.7 million and $87.5 million during 2022, 2021 and 2020, respectively.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

	December 31, 2022
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.5	5.3%
Finance leases	7.4	4.5%
	December 31, 2021
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.8	3.8%
Finance leases	8.1	4.7%

As of December 31, 2022, future maturities of lease liabilities were as follows (in thousands):

	December 31, 2022
	Finance	Operating
2023	$2,325	$117,240
2024	1,254	87,886
2025	792	67,733
2026	584	45,732
2027	600	16,221
Thereafter	3,435	39,552
	8,990	374,364
Less: Amount representing interest	(1,409)	(38,781)
Total	$7,581	$335,583

Certain revenue equipment leases provide for guarantees by the Company of a portion of the specified residual value at the end of the lease term. The maximum potential amount of future payments (undiscounted) under these guarantees is approximately $191.8 million at December 31, 2022. The residual value of a portion of the related leased revenue equipment is covered by repurchase or trade agreements between the Company and the equipment manufacturer.

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $18.2 million, $26.0 million and $39.8 million during 2022, 2021, and 2020 respectively.

10.       Related-Party Transactions

The Company and two principal stockholders of the Company collectively own 32.73% of the outstanding stock of DriverTech. Total payments by the Company to this provider were $1.0 million, $1.9 million and $2.2 million in 2022, 2021 and 2020, respectively, primarily for communications hardware. During 2021, the Company began replacing the communications hardware and services provided by DriverTech and incurred a charge to income of $2.9 million.

11.        Commitments and Contingencies

The Company is party to certain legal proceedings incidental to its business. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we will disclose them in this footnote.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

California Wage and Hour Class Action Litigation

On December 23, 2015, a former driver filed a class action lawsuit against the Company and its subsidiary U.S. Xpress, Inc. in the Superior Court of California, County of San Bernardino (the “California Wage and Hour Class Action Litigation”). The Company removed the case from state court to the U.S. District Court for the Central District of California. The district court denied plaintiff’s initial motion for class certification of a class comprised of any employee driver who has driven in California at any time since December 23, 2011, without prejudice. The Court granted the plaintiff’s revised Motion for Class Certification, and the certified class consisted of all employee drivers who resided in California and who have driven in the State of California on behalf of U.S. Xpress, Inc. at any time since December 23, 2011. The case alleged that class members were not paid for off-the-clock work, were not provided duty free meal or rest breaks, and were not paid premium pay in their absence, were not paid the California minimum wage for all hours worked in that state, were not provided accurate and complete itemized wage statements and were not paid all accrued wages at the end of their employment, all in violation of California law. The class sought a judgment for compensatory damages and penalties, injunctive relief, attorney fees, costs and pre- and post-judgment interest.

On February 10, 2023, the parties reached an agreement to settle the California Wage and Hour Class Action Litigation in the amount of $4.7 million, exclusive of employer-side taxes. We estimate the that the employer’s side FICA tax will amount to approximately $0.1 million, depending on what portion of the settlement fund is allocated to wages.

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

On June 28, 2019, the defendants filed a Motion to Dismiss the Tennessee State Court Cases for failure to allege facts sufficient to support a violation of Section 11, 12 or 15 of the Securities Act. On November 13, 2020, the court presiding over the Tennessee State Court Cases entered an order, granting in part and denying in part the defendants’ Motions to Dismiss the Consolidated State Court Complaint. The court held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Consolidated State Court Complaint. The court, however, held that the Consolidated State Court Complaint sufficiently alleged violations of the Securities Act with respect to one statement from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions. Accordingly, the court allowed this action to proceed beyond the pleading stage, but only with respect to the statement deemed sufficient to support a Securities Act claim when assuming the truth of the plaintiffs’ allegations. On April 29, 2021, plaintiffs filed a Motion for Class Certification, which the court has not decided.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

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

The parties have reached a settlement in principle with the plaintiffs in the Federal Court Cases, which settlement is dependent on the parties being able to agree on a stipulation of settlement, the settlement releasing the claims alleged in the Tennessee State Court Cases, and the court granting preliminary and final approval of the settlement. The monetary component of the settlement in principle is the payment of $13.0 million by the applicable insurance carriers.

Stockholder Derivative Action

On June 7, 2019, a stockholder derivative lawsuit (the “Stockholder Derivative Action”) was filed in the District Court for Clark County, Nevada against five of our executives and all five of our independent board members (collectively, the “Individual Defendants”), and naming the Company as a nominal defendant. The complaint alleges that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO and that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to make such statements. The complaint alleges that the Company has been damaged by the alleged wrongful conduct as a result of, among other things, being subjected to the time and expense of the securities class action lawsuits that have been filed relating to the IPO. In addition to a claim for alleged breach of fiduciary duties, the lawsuit alleges claims against the Individual Defendants for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The parties have stipulated to a stay of this proceeding pending entry of a final judgment in the Tennessee State Court Cases, Federal Court Case, and the New York State Case.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Based on the current settlement discussions, we expect that the Stockholder Derivative Action will be settled with an agreement to adopt certain governance policies, not the payment of monetary damages. If the parties are able to agree on governance policies, it is expected that plaintiff’s counsel would then propose an amount of attorney’s fees and we would commence negotiations on attorneys’ fees to be paid to plaintiff’s counsel. Any settlement reached would be subject to preliminary and final approval by the court.

The Company has letters of credit of $33.3 million outstanding as of December 31, 2022. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at December 31, 2022 to acquire revenue and other equipment, terminal improvements for approximately $132.0 million in 2023, software licenses for approximately $2.5 million in each year for 2023, 2024, 2025 and 2026. These purchase commitments are expected to be financed by operating leases, long-term debt, proceeds from sales of existing equipment, and cash flows from operations.

12.        Share-based Compensation

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

The following is a summary of the Incentive Plan award activity for the year ended December 31, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	1,790,769	$7.91
Granted	2,268,487	3.76
Vested	(539,094)	8.41
Forfeited	(1,081,177)	5.54
Unvested at December 31, 2022	2,438,985	$4.99

Service based restricted stock grants vest over periods of one to five years and account for 2,274,328 of the unvested shares. Performance based awards account for 164,657 of the unvested shares and vest based upon achievement of certain performance goals, as defined by the Company. The Company recognized compensation expense related to service based awards of $4.2 million, $4.9 million and $2.8 million during 2022, 2021 and 2020, respectively. The Company recognized compensation expense of ($.1) million, $0.2 million and $0.6 million related to performance awards during 2022, 2021 and 2020, respectively. At December 31, 2022, the Company had $7.8 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.6 years.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following is a summary of the Incentive Plan stock option activity for the year ended December 31, 2022:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2021	124,783	$4.86
Vested	(78,976)	5.12
Unvested at December 31, 2022	45,807	$4.41

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.2 million, $0.3 million and $0.3 million during 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company had $0.1 million in unrecognized compensation expense related to the stock option awards which is expected to be recognized over a period of approximately 0.2 year. As of December 31, 2022, 270,091 options were exercisable with a weighted exercise price of $12.64 and a weighted remaining contractual life of 5.8 years.

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

As part of the Reorganization (see Note 1), all of the redeemable restricted units of New Mountain Lake were converted into restricted stock units of the Company, with the same vesting schedules. Therefore, we refer to redeemable restricted units issued prior to the Reorganization as restricted stock units. At the time of conversion, the restricted stock unit amounts were reclassified to additional paid in capital. The following is a summary of the Company’s restricted stock unit activity for the year ended December 31, 2022:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2021	460,040	$2.15
Vested	(153,323)	2.15
Unvested at December 31, 2022	306,717	$2.15

The vesting schedule for these restricted unit grants is 7 years. The Company recognized compensation expense of $0.3 million, $0.3 million and $0.4 million during 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had approximately $0.4 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 1.2 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The first offering period commenced on January 1, 2019, and we recognized compensation expense of $0.7 million, $0.5 million and $0.3 million during 2022, 2021 and 2020, respectively, associated with the plan. The employees purchased 409,319 and 241,443 shares of the Company’s Class A common stock during 2022 and 2021, respectively.

13.       Employee Benefit Plan

The Company has a 401(k) retirement plan covering substantially all employees of the Company, whereby participants may contribute a percentage of their compensation, as allowed under applicable laws. The Plan provides for discretionary matching contributions by the Company. Participants are 100% vested in participant contributions. The Company recognized $4.3 million, $3.2 million and $2.8 million in expense under this employee benefit plan each year for 2022, 2021 and 2020, respectively and is included in salaries, wages and benefits in the consolidated statements of comprehensive income (loss).

The Company has a nonqualified deferred compensation plan that allows eligible employees to defer a portion of their compensation. Participants can defer up to 85% of their base salary and up to 100% of their bonus for the year. Each participant is fully vested in all deferred compensation and earnings; however, these amounts are subject to general creditor claims until distributed to the participant. The total liability under the deferred compensation plan was $2.9 million and $4.1 million as of December 31, 2022 and 2021, and is included in other long-term liabilities in the accompanying consolidated balance sheets. The Company purchased life insurance policies to fund the future liability. The life insurance policies had a value of $2.8 million and $3.5 million as of December 31, 2022 and 2021, respectively and are included in other assets in the consolidated balance sheets.

14.       Fair Value Measurements

The carrying values of cash and cash equivalents, customer and other receivables and accounts payable are reasonable estimates of their fair values because of the short maturity of these financial instruments.  Interest rates that are currently available to us for issuance of long-term debt with similar terms and remaining maturities are used to estimate the fair value of our long-term debt, which primarily consists of revenue equipment installment notes. The fair value of our revenue equipment installment notes approximated the carrying value at December 31, 2022, as the weighted average interest rate on these notes approximates the market rate for similar debt. Borrowings under our revolving Credit Facility approximate fair average interest rate on these notes approximates the market rate for similar debt. Our TuSimple investment is a Level 1 fair value measurement as the shares of TuSimple are traded on NASDAQ. See Note 7, Equity and Other Investments for additional information.

15.      Income (Loss) per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. Prior to the offering, there were no common stock equivalents which could have had a dilutive effect on earnings (loss) per share. The Company excluded 4,558,511, 445,972 and 614,143 equity awards from our diluted shares for the years ended December 31, 2022, 2021 and 2020, respectively as inclusion would be anti-dilutive.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The basic and diluted earnings per share calculations for the years ended December 31, 2022, 2021 and 2020, respectively, are presented below (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator - Basic
Net income (loss)	$(42,394)	$11,141	$17,632
Net income (loss) attributable to noncontrolling interest	1,594	271	(920)
Net income (loss) attributable to common stockholders	$(43,988)	$10,870	$18,552

Numerator - Dilutive
Net income (loss)	$(42,394)	$11,141	$17,632
Net income (loss) attributable to noncontrolling interest	1,594	(74)	(69)
Net income (loss) attributable to common stockholders	$(43,988)	$11,215	$17,701

Basic weighted average of outstanding shares of common stock	51,311	50,370	49,528
Dilutive effect of equity awards	—	918	826
Dilutive effect of assumed subsidiary share conversion	—	879	320
Diluted weighted average of outstanding shares of common stock	51,311	52,167	50,674

Basic earnings (loss) per share	$(0.86)	$0.22	$0.37
Diluted earnings (loss) per share	$(0.86)	$0.21	$0.35

16.      Segment Information

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

The Company’s Brokerage segment is principally engaged in asset-light freight brokerage services, where it outsources the transportation of loads to third-party carriers. For this segment, the Company relies on brokerage employees to procure third-party carriers, as well as information systems to match loads and carriers.

U.S. Xpress Enterprises, Inc.

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

The following table summarizes our segment information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues
Truckload	$1,824,855	$1,567,520	$1,513,276
Brokerage	336,315	381,006	228,825
Total Operating Revenue	$2,161,170	$1,948,526	$1,742,101

Operating Income
Truckload	$(42,011)	$15,323	$56,267
Brokerage	15,161	3,106	(12,716)
Total Operating Income	$(26,850)	$18,429	$43,551

Depreciation & Amortization
Truckload	$78,173	$79,219	$101,178
Brokerage	4,116	2,757	1,649
Total Depreciation & Amortization	$82,289	$81,976	$102,827

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

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of December 31, 2022.

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

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report, which appears in this 2022 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2022, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

U.S. Xpress Enterprises, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of U.S. Xpress Enterprises, Inc. (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In

our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated February 28, 2023 expressed an unqualified opinion on those financial statements.

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

February 28, 2023

ITEM 9B.           OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Company's definitive proxy statement to be filed with the SEC within 120 days after December 31, 2022, in connection with the solicitation of proxies for the Company's 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.           EXECUTIVE COMPENSATION

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information, as of December 31, 2022, with respect to our compensation plans and other arrangements under which shares of our Class A common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	2,821,571	(1)	$12.10	(2)	5,383,244	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	2,821,571		$12.10		5,383,244
(1)

Represents 66,688 shares of Class A common stock underlying unvested Class A RSUs granted under our Restricted Membership Units Plan (the “RMUP”) prior to the IPO and 1,230,893 shares of Class A common stock underlying unvested Class A RSUs, 1,043,435 shares of Class A common stock underlying unvested Class A restricted stock awards, 164,657 shares of Class A common stock underlying unvested Class A PSUs and 315,898 shares of Class A common stock underlying unexercised Class A options granted under our 2018 Omnibus Incentive Plan (the “Incentive Plan”).

(2)	The weighted-average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs and restricted stock awards, since they have no exercise price.
(3)

Includes 4,012,049 Class A shares available for issuance under the Incentive Plan and 1,371,195 Class A shares available for issuance under our Employee Stock Purchase Plan of which 402,525 were subsequently issued on January 2, 2023.

The following table provides certain information, as of December 31, 2022, with respect to our compensation plans and other arrangements under which shares of our Class B common stock are authorized for issuance.

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	240,029	(1)	$—	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Total	240,029		$—		—
(1)	Represents unvested Class B RSUs granted under the RMUP prior to the IPO.
(2)	There is no weighted-average exercise price since RSUs have no exercise price.

The remaining information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be included in the 2023 Proxy Statement, and is incorporated herein by reference.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report

1.	All Financial Statements.

	Our audited consolidated financial statements are set forth at the following pages of this report:
	Report of Independent Registered Public Accounting Firm (PCAOB ID 248)	52
	Consolidated Balance Sheets	54
	Consolidated Statements of Comprehensive Income (Loss)	55
	Consolidated Statements of Stockholders' Equity	56
	Consolidated Statements of Cash Flows	57
	Notes to Consolidated Financial Statements	58

2.	Financial Statement Schedules.

	Financial statement schedules are not required because all required information is included in the financial statements or is not applicable.

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Exhibit Number	Exhibit Description

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

Exhibit Number	Exhibit Description

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

10.27*

Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Joel Gard (incorporated by reference to Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 5, 2022).

Exhibit Number	Exhibit Description

10.28*

Employment and Noncompetition Agreement between U.S. Xpress, Inc. and Jacob Lawson (incorporated by reference to Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q (File No. 001-38528) filed on May 5, 2022).

10.29#

LIBOR Transition Amendment, dated as of December 28, 2022, by and among the U.S. Xpress Enterprises, Inc., U.S. Xpress, Inc., Xpress Shell, Inc., U.S. Xpress Leasing, Inc., Total Logistics, Inc., Associated Developments, LLC, and Total Transportation of Mississippi LLC, as Borrowers, certain other of the Company’s direct and indirect wholly owned subsidiaries as Guarantors, and Bank of America, N.A., as Administrative Agent.

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

U.S. XPRESS ENTERPRISES, INC.

Date: February 28, 2023	By:	/s/ Eric Fuller
Eric Fuller
President and Chief Executive Officer in his capacity as such and on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Title	Date

/s/ Eric Fuller	February 28, 2023
Eric Fuller
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Eric Peterson	February 28, 2023
Eric Peterson
Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

/s/ Jason Grear	February 28, 2023
Jason Grear
Chief Accounting Officer (Principal Accounting Officer)

/s/ Max Fuller	February 28, 2023
Max Fuller
Director

/s/ Jon Beizer	February 28, 2023
Jon Beizer
Director

/s/ Edward Braman	February 28, 2023
Edward Braman
Director

Jennifer Buckner
Director

/s/ Michael Ducker	February 28, 2023
Michael Ducker
Director
/s/ Dennis Nash	February 28, 2023
Dennis Nash
Director

/s/ John Rickel	February 28, 2023
John Rickel
Director