Form 10-K/A
period 2022-12-31
US XPRESS ENTERPRISES INC
filed 2023-05-01
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 20, 2023, the registrant had 39,462,270 shares of Class A common stock and 13,113,164 shares of Class B common stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
GRANT THORNTON LLP	Tulsa, Oklahoma	248

U.S. Xpress Enterprises, Inc.

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A is being filed with respect to the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of U.S. Xpress Enterprises, Inc., a Nevada corporation (the “Company,” “U.S. Xpress,” “we,” “our,” and “us”), filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Form 10-K”). This Amendment updates Part III (Items 10-14) to contain certain additional information required therein. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13, and 14 of Part III of the Form 10-K.

The cover page of the Form 10-K is also amended to delete the reference to incorporation by reference with respect to Part III information. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

On March 21, 2023, U.S. Xpress and Knight-Swift Transportation Holdings Inc. (“Knight-Swift”) announced the execution of an Agreement and Plan of Merger, dated as of March 20, 2023 (the “Merger Agreement”), pursuant to which U.S. Xpress will become an indirect subsidiary of Knight-Swift (the “Merger”). The parties’ obligations under the Merger Agreement are subject to certain closing conditions, which include but are not limited to: (i) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (ii) the adoption of the Merger Agreement and the Merger by the majority voting power of the Company’s class A and class B common stock, (iii) adoption of the Merger Agreement and the Merger by the majority of the outstanding shares of the Company’s class B common stock, and (iv) the adoption of the Merger Agreement and the Merger by a “majority-of-the-minority” vote which excludes certain stockholders of the Company, including the shares owned by (i) Max Fuller and Eric Fuller and related entities, (ii) directors and executive officers of the Company and (iii) Knight-Swift. Following the satisfaction of these and other customary conditions, the Company and Knight-Swift expect the Merger to close late in the second quarter or early in the third quarter of 2023. Therefore, the Company will not hold a 2023 annual meeting of stockholders or file a corresponding definitive proxy statement.

Capitalized terms used in this Amendment and not otherwise defined herein have the meaning ascribed to such terms in the Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, paragraphs 3, 4 and 5 of the certifications have been omitted.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Information concerning the names, ages, current positions, tenure as a director, and business experience of each member of the Company’s Board of Directors (the “Board”) is set forth below. There are no family relationships between any directors and executive officers, other than Eric Fuller is the son of Max Fuller. None of the corporations or organizations referenced in the biographies is our subsidiary or affiliate unless otherwise noted. There are no arrangements or understandings between any of the directors and any other person pursuant to which any of the directors was selected.

Our directors are as follows:

Eric Fuller, 46, director since 2014. Mr. Eric Fuller has served as our Chief Executive Officer (“CEO”) since March 2017 and as our President since March 2018. Mr. Fuller also previously served as our President from December 2015 to March 2017 and as Chief Operating Officer from 2012 to March 2017. Prior to accepting his current role, Mr. Fuller served in various operational and leadership roles since 2000, including as our Executive Vice President of Operations and interim President of Arnold, our former subsidiary. Mr. Fuller serves as an executive director of the board of the American Trucking Associations (“ATA”) and as a member of the ATA’s Infrastructure Funding Task Force, an organization created to address the country’s critical need for highway and bridge improvements. Mr. Fuller also serves as a director of the Trucking Alliance, a coalition of freight and logistics companies that support safety and security reforms. We believe Mr. Fuller’s extensive transportation and leadership experience, as well as his deep understanding of our culture, qualify him to serve as a director.

Max Fuller, 70, director since 1989. Mr. Max Fuller is our Co-Founder and has served as our Executive Chairman since March 2017. Mr. Fuller served as our CEO from 2004 until March 2017, our Chairman from 2011 until March 2017 and our Co-Chairman from 1994 until 2011. Mr. Fuller currently serves on the Board of Directors of SunTrust Bank, Chattanooga, N.A. In 2004, Mr. Fuller received a Congressional appointment to serve on the Board of Directors for the Enterprise Center of Chattanooga. He is a past member of the Chancellor’s Roundtable at the University of Tennessee at Chattanooga. Mr. Fuller has been a frequent presenter on safety innovations and the effective deployment of technology in the industry. He frequently addresses transportation related groups, including the National Transportation Safety Board and the Department of Transportation (“DOT”). We believe Mr. Fuller’s extensive experience in the industry and business operations and his exemplary executive leadership qualify him to be a director.

Jon Beizer, 58, director since 2018. Mr. Beizer is currently an investment partner at the venture debt firm Western Technology Investment (“WTI”). At WTI, Mr. Beizer has led investments in several high-profile companies in the software, mapping, artificial intelligence, and automated driving spaces. Mr. Beizer also was a managing director of Foghorn Capital, LLC — an advisory firm focused on mergers and acquisitions, consulting, board roles, and investing — between 2007 and 2020. Mr. Beizer has held senior positions at various companies including Chief Financial Officer and President of IPWireless, Inc. (2002-2007), a wireless broadband company that was sold to NextWave Telecom, Inc.; Chief Financial Officer, President and CEO of iAsiaWorks, Inc. (1997-2001), an international hosting and data center company that Mr. Beizer helped take public; and Chief Financial Officer of Phoenix Network, Inc., (1992-1997), a publicly traded telecommunications firm that was sold to Qwest Communications International, Inc. Mr. Beizer earned a Bachelor of Arts degree from Harvard College and received a Master of Business Administration from Stanford University. We believe Mr. Beizer’s extensive leadership experience, as well as his experience as a chief financial officer of various companies and his expertise in emerging technologies qualify him to be a director.

Mr. Beizer serves as Chair of our Compensation Committee and as a member of our Audit Committee and our Special Committee. The Special Committee was established to evaluate the Merger. Additionally, Mr. Beizer has been determined by the Board to be an “audit committee financial expert” (as defined in the SEC’s rules).

Edward “Ned” Braman, 66, director since 2018. Mr. Braman served as a consultant for Silicon Ranch Corporation, a privately owned renewable energy company, from July 2015 to June 2018. His consulting work included oversight of their internal and external financial reporting and related staffing. Prior to his work with Silicon Ranch, Mr. Braman was an Audit Partner at Ernst & Young LLP from 1997 to 2015. During his nearly 30-year career at Ernst & Young LLP, Mr. Braman developed expertise in the automotive, transportation, and retail industries working with various clients. Mr. Braman has served on the Board of Directors of Healthcare Realty Trust Incorporated (NYSE: HR), a self-managed and self-administered real estate investment trust, since May 2018 and currently serves as the Audit Committee Chair and as a member of the Governance Committee. Mr. Braman has been a Certified Public Accountant since 1985. Mr. Braman holds a BA degree in Economics from Tulane University and a Master of Business Administration from the University of North Carolina at Chapel Hill. We believe Mr. Braman’s acumen and knowledge in the areas of public company accounting, financial statement, and audit activities and experience as an Audit Partner at Ernst & Young LLP qualify him to be a director.

Mr. Braman serves as the Chair of our Audit Committee and as a member of our Governance Committee and our Special Committee. Additionally, Mr. Braman has been determined by the Board to be an “audit committee financial expert” (as defined in the SEC’s rules).

Brig. Gen. Jennifer G. Buckner, USA, Ret, 54, director since 2020. Ms. Buckner, Brigadier General, U.S. Army (Retired), currently serves as Deputy Chief Information Security Officer and Senior Vice President, Corporate Security Governance, Risk, and Compliance for Mastercard Incorporated (NYSE: MA). In 2019, Ms. Buckner completed over 30 years of military service, retiring as a Brigadier General and Director of Cyber, Electronic Warfare, and Information Operations for the U.S. Army after beginning her military service in the U.S. Military Academy at West Point. Her last position with the U.S. Army was the culmination of decades of training, leadership, and focus on cyber and technology, including serving as the Deputy Commanding General at the U.S. Army Cyber Command, leading the Joint Cyber Task Force, and collaborating with the U.S. State, Justice, and Defense Departments, as well as the intelligence community. Ms. Buckner received a BS in mechanical engineering management from the U.S. Military Academy, a Master’s in Business Administration in human resources management from Central Michigan University, and a MA in management from Touro University International. In addition, Ms. Buckner received an executive certificate in cybersecurity from the Harvard Kennedy School of Government and training and certifications from the National Association of Corporate Directors. Ms. Buckner also served as a Cyber Fellow at the National Security Agency. The Board values Ms. Buckner’s extensive leadership experience, as well as her deep knowledge of cybersecurity and information technology. Her years of experience leading cyber and information technology initiatives at the U.S. Army and Mastercard provide the Board with risk management expertise relating to data technology and cybersecurity.

Ms. Buckner is a member of our Compensation Committee, our Governance Committee, and our Special Committee.

Michael Ducker, 69, director since 2020. Mr. Ducker served as President & CEO of FedEx Freight, a segment of FedEx Corporation (NYSE: FDX), from January 2015 to August 2018, providing strategic direction for the corporation’s less-than-truckload (LTL) companies throughout North America. During his 43-year career with FedEx, he also served as President of International Business, COO of FedEx Express, and President of FedEx Express Asia Pacific. During his tenure with FedEx, Mr. Ducker also led the Southeast Asia, Middle East, and Southern Europe regions for FedEx. Actively involved in the trucking and logistics industry, Mr. Ducker previously served on the executive committee as treasurer for the ATA and as a member of the American Transportation Research Institute Board of Directors. He previously served as Chairman of the U.S. Chamber of Commerce and is a member of its Executive Committee. Mr. Ducker also served as U.S. Co-Chair of the U.S.-Mexico CEO Dialogue and is a member of the Salvation Army National Advisory Board and Executive Committee. He serves on the Board of privately held Amway Corporation and publicly traded nVent Electric Plc. (NYSE: NVT) and International Flavors and Fragrances (NYSE: IFF). The Board values Mr. Ducker’s immense leadership experience, as well as his extensive knowledge of the trucking and logistics industries and believe Mr. Ducker’s diverse experience and leadership roles qualify him to be a director.

Mr. Ducker is a member of our Audit Committee, our Compensation Committee, and our Special Committee. Additionally, Mr. Ducker has been determined by the Board to be an “audit committee financial expert” (as defined in the SEC’s rules).

Dennis Nash, 68, director since 2018. Mr. Nash is the founder of the Kenan Advantage Group, Inc., North America’s largest tank truck transporter and logistics provider, which specializes in delivering fuel, chemicals, industrial gases, and food-grade products through a nationwide network. From its founding in 1991 to 2018, Mr. Nash served as the Chief Executive Officer of the Kenan Advantage Group, Inc. and since 2018, Mr. Nash has served as the Executive Chairman of its Board. Prior to founding the Kenan Advantage Group, Inc., Mr. Nash held various executive operational positions and served as the Executive Vice President of Sales and Marketing at Leaseway Transportation, a company dedicated to providing highway transportation, contract carriage, and other distribution services for various industries from 1976 to 1991. Mr. Nash has also served on various labor and advisory councils, as well as on the Board of Directors for the National Tank Truck Carriers and the ATA. Mr. Nash currently serves on the Boards of Directors of Transplace Inc., a private company dedicated to providing transportation management services and logistics technology; HydroChemPSC, a private industrial cleaning and environmental services company; and Cardinal Logistics Management Corporation, a private company dedicated to providing dedicated contract carriage and freight brokerage services in North America. Additionally, Mr. Nash currently serves as the Chairman of the Pro Football Hall of Fame and as a member of the Northwestern University Transportation Center Business Advisory Council. We believe Mr. Nash’s extensive transportation and leadership experience amassed during his 40-year career in the industry qualify him to serve as a director.

Mr. Nash is a member of our Compensation Committee, our Governance Committee, and our Special Committee.

John C. Rickel, 61, director since 2018. Mr. Rickel served as the Senior Vice President and Chief Financial Officer of Group 1 Automotive, Inc. (NYSE: GPI), a large automotive retailer, from 2005 until his retirement in August 2020. From 1984 until joining Group 1, Mr. Rickel held a number of executive and managerial positions of increasing responsibility with Ford Motor Company, a global manufacturer and distributor of cars, trucks, and automotive parts. From 2002 to 2004, Mr. Rickel was a member of the Board of Directors and Chai of the Audit Committee of Ford Otosan, a publicly traded automotive company located in Turkey and owned approximately 41% by Ford. We believe Mr. Rickel’s extensive experience as a chief financial officer, a member of the Audit Committee of a publicly traded company, and his background in the transportation sector qualify him to be a director.

Mr. Rickel serves as our Lead Independent Director, Chair of our Governance Committee, Chair of our Special Committee, and as a member of our Audit Committee. Additionally, Mr. Rickel has been determined by the Board to be an “audit committee financial expert” (as defined in the SEC’s rules).

Executive Officers

Our current executive officers (other than our CEO and President, Mr. Eric Fuller, and our Executive Chairman, Mr. Max Fuller, whose information is reflected above under “Directors”) are listed below. All executive officers are elected annually by the Board. There are no familial relationships between any directors and executive officers, except Messrs. Eric Fuller and Max Fuller. All references to experience with us include positions with our operating subsidiaries, and none of the other corporations or organizations referenced in the biographies is a parent, subsidiary, or affiliate of the Company unless otherwise noted. There are no arrangements or understandings between any of the executive officers and any other person pursuant to which any of the executive officers was or is to be selected as an officer.

Jason Grear, 46, Chief Accounting Officer. Mr. Grear has served as Senior Vice President and Chief Accounting Officer since March 2017. Before joining us, Mr. Grear worked in public accounting in the area of audit and assurance services, most recently as a Senior Manager at Ernst & Young, LLP from June 2014 to March 2017. Mr. Grear is Certified Public Accountant and a graduate of Middle Tennessee State University.

Justin Harness, 43, President of Highway Services. Mr. Harness has served as President of Highway Services since September 2022. He previously served as President of our Dedicated division from January 2021 to September 2022, our Chief Revenue Officer from August 2019 to January 2021 and as Chief Marketing Officer from October 2018 to August 2019. Prior to that he served as Senior Vice President of Dedicated Operations from 2014 to October 2018. He served in various leadership roles from 2007 through 2014, including Vice President of Customer Service and Vice President and General Manager of Southwest Operations. Mr. Harness started his career in the transportation industry in a management trainee position with U.S. Xpress in 2002.

Nathan Harwell, 47, Executive Vice President, Chief Legal Officer, and Secretary. Mr. Harwell has served as our Executive Vice President, Chief Legal Officer, and Secretary since January 2020, where he is responsible for managing and overseeing our Legal, Risk, and Safety departments and providing strategic leadership and coordination of legal matters. Before joining our team, Mr. Harwell served as General Counsel and Corporate Secretary at Rinnai America Corporation, a brand of commercial and home tankless water heaters, where he also served on the Board of Directors. Prior to his time at Rinnai, Mr. Harwell served as Senior Counsel at Medtronic, Inc. (NYSE: MDT), where he provided general legal counsel in the Spine and Biologics Division, with primary responsibilities that included supporting efforts of product development and business operations. Mr. Harwell has practiced law for over 18 years, primarily focused on corporate litigation, strategy and business development, and regulatory analysis and guidance. Mr. Harwell is a graduate of Carson-Newman College and received his Juris Doctor, cum laude, from the Walter F. George School of Law at Mercer University.

Eric Peterson, 45, Chief Financial Officer and Treasurer. Mr. Peterson has served as Chief Financial Officer and Treasurer since October 2015. Mr. Peterson also served as Secretary between October 2015 and December 2018. Mr. Peterson served in various roles since 2003, including Director of Accounting, Vice President of Accounting, and most recently, Senior Vice President of Accounting and Finance from August 2013 to October 2015. Before joining our team, Mr. Peterson worked as a Certified Public Accountant at Ernst & Young, LLP. Mr. Peterson is a graduate of Samford University and received his Master of Accountancy from the University of Alabama.

Amanda Thompson, 46, Chief People Officer. Ms. Thompson has served as Chief People Officer since August 2019. She joined U.S. Xpress in May of 2004, working in several roles such as Benefits Manager, Benefits and Compensation Director, Sr. HR Director, Vice President of Human Resources, and Sr. VP of Human Resources. Ms. Thompson has worked in the Human Resources field in a variety of positions since 1993. Ms. Thompson is a graduate of Bryan College.

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct & Ethics that applies to all directors, officers, and employees, whether with us or one of our subsidiaries. The Code of Conduct & Ethics includes provisions applicable to our CEO, principal financial officer, principal accounting officer, controller, or persons performing similar functions and that collectively constitute a “code of ethics” within the meaning of Item 406(b) of SEC Regulation S-K. A copy of the Code of Conduct & Ethics is publicly available free of charge on our website at investor.usxpress.com under the “Governance” tab.

In compliance with SEC regulations and NYSE listing standards, we will disclose amendments to or waivers of our Code of Conduct & Ethics in a press release, on our website at investor.usxpress.com, or in a Current Report on Form 8-K filed with the SEC, whichever disclosure method is appropriate. To date, we have not granted any waivers from our Code of Conduct & Ethics to the CEO, principal financial officer, principal accounting officer, controller, or any person performing similar functions.

Audit Committee

The Audit Committee consists of Messrs. Braman (Chair), Beizer, Ducker, and Rickel. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has determined that each of the four members of the Audit Committee (i) is “independent,” as that term is defined in NYSE Rule 303A.02, (ii) has the requisite financial literacy required under NYSE Rule 303A.07 to serve on the Audit Committee, and (iii) and qualifies as “audit committee financial experts” under Item 407(d)(5)(ii) of SEC Regulation S-K. The Board has designated Mr. Braman as our “audit committee financial expert.”

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own (directly or indirectly) more than 10% of our Class A common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such reports (including any amendments thereto) filed with the SEC during 2022 and written representations that no other reports were required during the year ended December 31, 2022, we believe that all our executive officers, directors, and greater than 10% beneficial owners complied with applicable Section 16(a) filing requirements during the year ended December 31, 2022, except that Lisa M. Pate filed a late Form 4 on March 24, 2023, to report two separate open market sales that occurred on June 2, 2021 and November 22, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

Named Executive Officers

For the year ended December 31, 2022, our named executive officers (collectively, the “NEOs”) were as follows:

•	Eric Fuller, President and Chief Executive Officer

•	Eric Peterson, Chief Financial Officer and Treasurer

•	Max Fuller, Executive Chairman

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2) ($)	All Other Compensation(3) ($)	Total ($)
Eric Fuller, President and Chief Executive Officer	2022	750,000	1,086,383	746,250	322,167	2,904,800
	2021	750,000	1,249,999	387,179	518,097	2,905,275
Eric Peterson, Chief Financial Officer and Treasurer	2022	482,308	315,523	359,922	125,570	1,283,323
	2021	440,000	326,002	170,359	279,664	1,216,025
Max Fuller, Executive Chairman	2022	1,000,000	260,729	119,000	504,314	1,884,043
	2021	1,000,000	300,004	103,248	796,034	2,199,286

(1)	For 2022, represents the grant date fair value of the Class A restricted stock and performance-based restricted stock units (“PRSUs”) computed in accordance with FASB ASC Topic 718. On February 23, 2022, our NEOs received time-based shares of Class A restricted stock (the “2022 Restricted Stock”) as follows: Mr. Eric Fuller 222,222 shares, Mr. Peterson 64,541 shares, and Mr. Max Fuller 53,333 shares. The grant date fair value of the 2022 Restricted Stock was the closing market price on February 23, 2022 ($3.91 per share). On February 23, 2022, our NEO’s received PRSUs (the “2022 PRSUs”) as follows: Mr. Eric Fuller 59,102 shares, Mr. Peterson 17,165 shares, and Mr. Max Fuller 14,184 shares. The 2022 PRSUs were valued using the probable outcome of the total shareholder return (“TSR”) goals pursuant to the Monte Carlo Simulation Valuation Model ($3.68 per share) with the following assumptions: risk-free interest rate of 1.74%, weighted-average derived service period of 2.85 years, expected volatility of 68.2% and dividend yield of 0%. The number of shares ultimately issued pursuant to the 2022 PRSUs will vary depending upon the satisfaction of the TSR goals relative to our peer group identified in the grant. Assuming the TSR goals are achieved at the highest level and using a per share grant date fair value equal to closing market price on February 23, 2022 ($3.91 per share), the grant date fair value of the 2022 PRSUs would be as follows: Mr. Eric Fuller $462,178, Mr. Peterson $134,230, and Mr. Max Fuller $110,919. It would not be appropriate to use the $3.68 per share grant date fair value for purposes of this assumed maximum achievement of the 2022 PRSUs because the $3.68 per share grant date fair value already accounts for the probable outcome of the TSR goals under the Monte Carlo Simulation Valuation model. See “Narrative Disclosure to Summary Compensation Table—2022 Long-Term Incentive Plan” below for additional details regarding the 2022 Restricted Stock and the 2022 PRSUs.

(2)	For 2022, represents payouts made to our NEOs under the cash bonus program for 2022 (the “2022 STIP”). See “Narrative Disclosure to Summary Compensation Table—2022 Short-Term Incentive Plan” below for additional details regarding the 2022 STIP.

(3)	Further details are provided in the “All Other Compensation Table” below.

All Other Compensation Table

The following table describes each component of the “All Other Compensation” column in the “Summary Compensation Table.”

Name	Year	Automobile Allowance(1) ($)	Company Aircraft Use(2) ($)	Medical Allowance(3) ($)	Life Insurance Premiums ($)		Company 401(k) Match(5) ($)	Tax Gross- Up(6) ($)	Total ($)
Eric Fuller	2022	7,800	134,914	19,984	7,210		7,625	144,634	322,167
Eric Peterson	2022	7,800	—	19,757	—		7,625	90,388	125,570
Max Fuller	2022	7,800	131,671	14,428	162,000	(4)	7,625	180,790	504,314

(1)	Represents a cash automobile allowance.

(2)	Represents the incremental cost to the Company for personal use of private aircraft based on hourly flight charges and other variable costs incurred by the Company for such use, including variable fuel charges, departure fees, maintenance, and landing fees.

(3)	Represents reimbursement of premiums for medical, dental, and vision insurance for the NEOs and their families.

(4)	Represents payment of premiums for second-to-die life insurance policies insuring the lives of Mr. Max Fuller and his spouse. Pursuant to split-dollar agreements, the Company is entitled to receive repayment of the premiums it paid for such life insurance policies upon the death of the second-to-die of Mr. Max Fuller and his spouse.

(5)	Represents contributions for 2022 made in early 2023.

(6)	Represents tax gross-ups upon the vesting of RSUs, which is a contractually obligated provision in award agreements prior to our initial public offering (“IPO”), but has been discontinued for all equity awards granted after our IPO.

Narrative Disclosure to Summary Compensation Table

2022 Short-Term Incentive Plan

In February 2022, our Compensation Committee adopted the 2022 STIP to motivate our executives and other participants to achieve the following performance goals (collectively, the “2022 STIP Goals”):

2022 STIP Goals (weighting)	Minimum (Earns 50% of Target)	Target (Earns 100% of Target)	Maximum (Earns 200% of Target)(7)
DOT Preventable Accidents Per Million Miles (5%)(1) (2)	0.3547	0.3461	0.3374
Preventable Accidents Per Million Miles (5%)(1) (3)	7.4064	7.2258	7.0451
Variant Average Revenue Per Seated Tractor (20%) (1) (4)	$4,100	$4,200	$4,300
Year-End Variant Seated Tractor Count (20%) (4)	1,800	2,000	2,100
Brokerage Operating Ratio (20%) (1) (5)	99.0%	98.0%	97.0%
Dedicated Operating Ratio (20%) (1) (5)	96.0%	94.0%	92.0%
Consolidated Adjusted Operating Ratio (10%) (1) (6)	97.0%	95.5%	94.0%

(1)	The measurement period for this goal was January 1, 2022, to December 31, 2022.

(2)	Preventable accidents per million miles as reported by the Department of Transportation (“DOT”).

(3)	A Company metric for preventable accidents per million miles.

(4)	While we changed our operating plan in the third quarter of 2022 in relation to our Realignment Plan, including how we manage our over-the-road fleet (of which Variant was a part), we continued to track these metrics with respect to Variant in order to determine performance under the 2022 STIP. As part of our Realignment Plan, we began to de-emphasize the importance of growing the Variant fleet and in November 2022, the Compensation Committee changed the maximum goal for Year-End Variant Seated Tractor Count from 2,250 tractors to 2,100 tractors.

(5)	Operating ratio is defined as total operating expenses as a percentage of total revenue.

(6)	Adjusted operating ratio is defined as total operating expenses (net of fuel surcharge and certain other one-time charges) as a percentage of total revenue (net of fuel surcharge).

(7)	Mr. Max Fuller’s bonus potential was capped at 100% of target.

Depending on the level of the 2022 STIP Goals achieved, the NEOs were eligible to receive a payout expressed as a percentage of their base salary. There were no changes to the target bonus percentages for 2022 compared to 2021. The 2022 STIP provided for linear interpolation between minimum/target and target/maximum performance levels, with no payout for performance below the minimum. The potential cash payouts at target under the 2022 STIP as a percentage of base salary were as follows: Mr. Eric Fuller (100%), Mr. Peterson (75%), and Mr. Max Fuller (20%).

The actual results under of the 2022 STIP Goals were as follows:

2022 STIP Goals	Results	Earnout as a % of Target
DOT Preventable Accidents Per Million Miles	0.398	Below Threshold
Preventable Accidents Per Million Miles	8.39	Below Threshold
Variant Average Revenue Per Seated Tractor	$3,683	Below Threshold
Year-End Variant Seated Tractor Count	2,107	200.0%
Brokerage Operating Ratio	95.5%	200.0%
Dedicated Operating Ratio	94.2%	97.5%
Consolidated Adjusted Operating Ratio	101.2%	Below Threshold

Based on achievement of the 2022 STIP Goals, the Compensation Committee approved payouts under the 2022 STIP as follows:

Name	Target Bonus	Actual Bonus	Actual Bonus as a % of Target
Eric Fuller	$750,000	$746,250	99.5%
Eric Peterson	$361,731	$359,922	99.5%
Max Fuller	$200,000	$119,000	59.5%

2022 Long-Term Incentive Plan

In February 2022, the Compensation granted the 2022 Restricted Stock and the 2022 PRSUs to the NEOs as follows:

Name	2022 Restricted Stock	2022 PRSUs
Eric Fuller	222,222 shares	59,102 shares
Eric Peterson	64,541 shares	17,165 shares
Max Fuller	53,333 shares	14,184 shares

The 2022 Restricted Stock vests in four approximately equal installments on each of March 15, 2023, 2024, 2025, and 2026, and is subject to certain vesting, forfeiture, and termination provisions.

The 2022 PRSUs are eligible to vest based on our TSR over the 3-year performance period from January 1, 2022 to December 31, 2024 (the “Performance Period”) relative to that of the 30 Russell 3000 transportation companies with revenues between $250M and $10B, excluding airlines and driverless technology companies, as set forth below:

Air Transport Services Group, Inc.	Knight Swift Transportation Holdings, Inc.
AMERCO	Landstar System, Inc.
ArcBest Corporation	Marten Transport, Ltd.
Atlas Air Worldwide Holdings, Inc.	Matson, Inc.
Copa Holdings, S.A.	Mesa Air Group, Inc.
Costamare Inc.	Old Dominion Freight Line, Inc.
Covenant Logistics Group, Inc.	P.A.M. Transportation Services, Inc.
Daseke, Inc.	Radiant Logistics, Inc.
Eagle Bulk Shipping, Inc.	Ryder System, Inc.
Forward Air Corporation	Safe Bulkers, Inc.
Genco Shipping & Trading Limited	Saia, Inc.
GXO Logistics, Inc.	Schneider National, Inc.
Heartland Express, Inc.	Universal Logistics National, Inc.
Hub Group, Inc.	Werner Enterprises, Inc.
Kirby Corporation	Yellow Corporation

The beginning TSR for each company is calculated using the average closing stock price for the 20 trading days prior to the beginning of the Performance Period. The ending TSR for each is calculated using the average closing stock price for the last 20 trading days of the Performance Period. The TSR calculation will assume reinvestment of any dividends on the ex-dividend date. The PRSUs are eligible for vesting as follows:

Performance Level	Relative TSR	% of PRSUs Vested
Threshold	25th Percentile	50%
Target	50th Percentile	100%
Stretch	75th Percentile	150%
Maximum	90th Percentile	200%

If performance is between threshold and target, between target and stretch, or between stretch and maximum, the percent of PRSUs that vest will be linearly interpolated. There is no payout for performance below threshold. In no event may the value of the PRSUs at vesting exceed 600% of the stock price on the grant date.

Employment Agreements

Each of our NEOs is party to an employment agreement with us, pursuant to which he serves as an executive officer. In April 2018, the employment agreements of each of NEOs were amended and restated. The employment agreements:

•	provide for three-year terms beginning in April 2018;

•	provide for automatic extension of terms for successive one-year periods unless either party provides notice of non-renewal to the other party at least 90 days prior to the expiration of the then-applicable term;

•	set the respective executive’s base salary, which is subject to annual review and possible increase (but would not decrease unless such decrease applies in the same manner to all senior executives); provided the base salary of Mr. Max Fuller was adjusted upon the effectiveness of our IPO to $1,000,000;

•	provide for eligibility to receive an annual cash bonus based on the attainment of performance goals, with a target cash bonus of 100% of base salary for Mr. Eric Fuller, 75% of base salary for Mr. Peterson, and 20% of base salary for Mr. Max Fuller; and

•	provide for participation in our long-term incentive plan and our other employee benefit plans, programs, and arrangements in effect from time-to-time in accordance with their terms.

Severance Benefits

Each of our NEOs is entitled to certain severance payments and benefits following termination of employment under his employment agreement. The employment agreements of each of our NEOs contain certain restrictive covenants, including non-competition and non-solicitation provisions and provisions prohibiting the disclosure of our confidential information.

Termination of Employment Not Involving a Change in Control

Under the amended and restated employment agreements entered into in 2018, in the event any of Messrs. Eric Fuller, Peterson, or Max Fuller is terminated by the Company without Cause (as defined in the applicable employment agreement), the Company elects not to renew the term of his employment, or his employment is terminated by any such NEO for Good Reason (as defined in the applicable employment agreement) (each a “Qualifying Termination”), the NEO will be entitled to: (i) installment payments of the sum of (x) three times his base salary plus (y) one and one-half times the amount of his target cash bonus for the year in which the Qualifying Termination occurs; (ii) a prorated portion of the annual cash bonus payable with respect to the year in which the Qualifying Termination occurs, based on the level of actual achievement of the performance goals applicable to such cash bonus, payable if and when annual cash bonuses are paid to other senior executives; and (iii) COBRA coverage for a period of 36 months from the Qualifying Termination (in the case of Mr. Max Fuller) or 18 months from the Qualifying Termination (in the case of Messrs. Eric Fuller and Peterson).

All severance payments and benefits to each of the NEOs are conditioned upon the execution by each such NEO of a release of claims in favor of the Company and each such NEO’s continued compliance with the restrictive covenants contained in each such NEO’s employment agreement.

Termination of Employment Involving a Change in Control

Under the amended and restated employment agreements entered into in 2018, in the event any of Messrs. Eric Fuller, Peterson, or Max Fuller is terminated by the Company without Cause (as defined in the applicable employment agreement), by the Company in the event the Company elects not to renew the term of his employment or by any such NEO for Good Reason (as defined in the applicable employment agreement), in each case, within 24 months following a Change in Control (as defined in the applicable employment agreement) (each, a “Qualifying Change in Control Termination”), the NEO will be entitled to: (i) installment payments of the sum (or in the case of Mr. Peterson, a lump sum) of (x) three times his base salary plus (y) one and one-half times the amount of his target cash bonus for (A) the year in which the Qualifying Change in Control Termination occurs or (B) the year immediately preceding the Change in Control, whichever is greater; (ii) his target cash bonus, without proration and irrespective of whether performance goals were achieved, for (x) the year in which the Qualifying Change in Control Termination occurs or (y) the year in which the Change in Control occurs, whichever is greater; (iii) COBRA coverage for a period of 36 months from the Qualifying Termination (in the case of Mr. Max Fuller) or 18 months from the Qualifying Termination (in the case of Messrs. Eric Fuller and Peterson).

All severance payments and benefits to each of NEOs are conditioned upon the execution by each such NEO of a release of claims in favor of the Company and each such NEO’s continued compliance with the restrictive covenants contained in each such NEO’s employment agreement.

All equity awards granted to our NEOs after our IPO include a “double trigger” provision, which provides for the acceleration of vesting of the equity award following a Change in Control (as defined in the award notice) only when the recipient is terminated by the Company or its successor without Cause (as defined in the award notice) or by such recipient for Good Reason (as defined in the award notice), in each case, within one-year following a Change in Control.

Termination of Employment upon Death or Disability

In the event the employment of any of Messrs. Eric Fuller, Peterson, or Max Fuller terminates on account of his death or disability (as defined in the applicable employment agreement), such NEO will be entitled to a lump sum payment of the prorated portion of his target annual cash bonus payable with respect to the year in which the death or disability occurs, regardless of whether the performance goals were achieved. In addition, we have an agreement with Mr. Max Fuller that requires us to make payments following his death or disability. Mr. Max Fuller’s agreement provides for continuation of 100% of then-current base salary for five years following the date of his death or disability, 50% of base salary thereafter until the seventh anniversary of his death and 25% of base salary thereafter until the 10th anniversary of his death. We have life insurance policies in the amount of $6.0 million on the life of Mr. Max Fuller that would partially offset this amount. See “Related Party Transactions — Management Agreements” under Item 13 in Part III of this Amendment for additional information regarding Mr. Max Fuller’s agreement.

All equity awards granted to our NEOs after our IPO provide for acceleration of vesting upon death or disability (as defined in the award notice).

Retirement

All equity awards granted to our NEOs after our IPO include a provision which provides for continued vesting of the equity award on the vesting dates set forth in the award notice upon a retirement, provided that such award had been outstanding for at least 180 days prior to retirement. Under the award notices, retirement means (i) at the date of such retirement the recipient is at least sixty-two (62) years of age, (ii) at the date of such retirement the recipient had at least ten (10) years of service to the Company, and (iii) following retirement the recipient does not provide any employment, consulting, agent, or independent contractor services to any person or entity (other than consulting services provided to the Company) of any material nature.

Change in Control without a Qualifying Change in Control Termination

Equity awards granted prior to our IPO include a provision which provides for the acceleration of vesting of the equity award upon a Change in Control (as defined in the Restricted Membership Units Plan, as amended).

Perquisites

We provide our NEOs with limited perquisites and other personal benefits, such as:

•	an automobile allowance;

•	a medical allowance; and

•	401(k) match.

For 2022, Messrs. Eric Fuller and Max Fuller have personal use of a company aircraft, subject to a 62.5-hour and 50-hour annual limit, respectively, on such personal use, as well as a restriction on such use interfering with our business. All such benefits will be taxable to Messrs. Eric and Max Fuller as required by IRS regulations. We have reviewed and approved each of the perquisites provided to NEOs. While we do not consider these perquisites to be a significant component of executive compensation, we recognize such perquisites are a factor in attracting and retaining talented executives. The aggregate incremental cost of perquisites and other benefits provided to our NEOs is shown in the “All Other Compensation” column of the “Summary Compensation Table” and detailed in the “All Other Compensation Table.” Executives are responsible for all taxes in connection with executive perquisites and are not “grossed-up.”

401(k)

NEOs and other employees are entitled to participate on the same basis in our 401(k) plan, which provides retirement benefits to employees and provides for employer and employee contributions. For 2022, the Company matched 50% of the first 5% of eligible employee contributions (a maximum employer contribution of 2.5%).

Nonqualified Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan, as amended (the “Nonqualified Plan”), allows eligible employees, including our NEOs, to defer a portion of their compensation. Participants can elect to defer up to 85% of their base salary, as well as up to 100% of their bonus and performance-based cash compensation and 100% of any 401(k) refund. Each participant is fully vested in the deferred compensation in which they contribute under the Nonqualified Plan, including any earnings thereon. Contributions by us, if any, including any earnings thereon, are (i) with respect to discretionary credits, fully vested after six years of service with the Company, with vesting in annual 20% increments starting with the second year of service and (ii) with respect to profit sharing credits, fully vested after four years from the date the profit-sharing credit is made, with vesting in annual 25% increments. Generally, we do not contribute to participant accounts under the Nonqualified Plan. We offer a number of reference investments under the Nonqualified Plan. Participants may generally choose the reference investments for their deferred cash compensation at the time they elect to defer compensation and may change the reference investment selections for their existing account balances at any time. The reference investment options offered currently include money market funds, bond funds, blended funds, and stock funds. All amounts are considered unfunded and are subject to general creditor claims until actually distributed to the employee. The participant may elect to receive a lump sum distribution or installments of up to 10 years upon the occurrence of separation from service, change in control or disability. The participant would receive a lump sum upon death. The participant may request a withdrawal of a stated amount to cover an eligible unforeseeable emergency. The participant may also create in-service and education funding accounts with defined distribution dates.

Equity Award Tax Gross-Ups

Historically, we have included tax gross-up provisions in all our equity award documents, including equity awards to our NEOs, due to the lack of liquidity in our common stock to cover recipients tax obligations. Our practice of providing tax gross-ups upon the vesting of equity awards was discontinued for equity awards granted after our IPO.

Outstanding Equity Awards at Year-End Table

The following table sets forth information concerning all stock option grants and stock awards held by our NEOs as of December 31, 2022. All restricted shares that have not vested are subject to certain continued employment and other vesting, forfeiture, and termination provisions.

		Stock Options					Stock Awards
Name	Grant Date	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Exercisable Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Eric Fuller	03/14/17	―	―		―	―	106,678	(2)	193,087	―		―
	06/13/18	81,281	—		16.00	06/13/28	―		―	―		―
	02/21/19	―	―		―	―	13,165	(3)	23,829	―		―
	02/21/19	84,183	28,062	(4)	9.40	02/21/29	―		―	―		―
	02/26/20	―	―		―	―	99,199	(5)	179,550	―		―
	02/24/21	―	―		―	―	97,758	(6)	176,942	―		―
	02/23/22	―	―		―	―	222,222	(7)	402,222	59,102	(8)	106,975
Eric Peterson	03/14/17	―	―		―	―	66,688	(9)	120,705	―		―
	06/13/18	26,766	―		16.00	06/13/28	―		―	―		―
	02/21/19	―	―		―	―	4,335	(3)	7,846	―		―
	02/21/19	27,720	9,241	(4)	9.40	02/21/29	―		―	―		―
	02/26/20	―	―		―	―	32,666	(5)	59,125	―		―
	02/24/21	―	―		―	―	25,496	(6)	46,148	―		―
	02/23/22	―	―		―	―	64,541	(7)	116,819	17,165	(8)	31,069
Max Fuller	03/14/17	―	―		―	―	133,351	(2)	241,365	―		―
	06/13/18	24,631	―		16.00	06/13/28	―		―	―		―
	02/21/19	―	―		―	―	3,990	(3)	7,222	―		―
	02/21/19	25,510	8,504	(4)	9.40	02/21/29	―		―	―		―
	02/26/20	―	―		―	―	30,060	(5)	54,409	―		―
	02/24/21	―	―		―	―	23,463	(6)	42,468	―		―
	02/23/22	―	―		―	―	53,333	(7)	96,533	14,184	(8)	25,673

(1)	Values are based on the closing market price of our Class A common stock on December 30, 2022 (the last trading day of fiscal year 2022), which was $1.81. Our Class B common stock is convertible at any time into Class A common stock at the option of the holder thereof and will automatically do so upon sale of such stock.

(2)	Represents Class B RSUs, of which approximately one-half vested on March 14, 2023, and approximately one-half will vest on March 14, 2024, subject to certain continued employment and other vesting, forfeiture, and termination provisions.

(3)	Represents Class A restricted stock that vested on February 21, 2023.

(4)	Represents options to purchase Class A common stock that vested on February 21, 2023.

(5)	Represents Class A restricted stock, of which approximately one-half vested on March 15, 2023, and approximately one-half will vest on March 15, 2024, subject to continued employment and other vesting, forfeiture, and termination provisions.

(6)	Represents Class A restricted stock, of which approximately one-third vested on March 15, 2023, and approximately one-third will vest on each of March 15, 2024 and 2025, subject to continued employment and other vesting, forfeiture, and termination provisions.

(7)	Represents the 2022 Restricted Stock, of which approximately one-fourth vested on March 15, 2023, and approximately one-fourth will vest on each of March 15, 2024, 2025, and 2026, subject to continued employment and other vesting, forfeiture, and termination provisions.

(8)	Represents the 2022 PRSUs. See “Narrative Disclosure to Summary Compensation Table—2022 Long-Term Incentive Plan” above for additional details regarding the 2022 PRSUs.

(9)	Represents Class A RSUs, of which approximately one-half vested on March 14, 2023, and approximately one-half will vest on March 14, 2024, subject to certain continued employment and other vesting, forfeiture, and termination provisions.

Director Compensation

The following table provides information concerning the 2022 compensation of our non-employee directors.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)		Total ($)
Jon Beizer	65,000	75,000		140,000
Edward “Ned” Braman	70,000	75,000		145,000
Jennifer Buckner	55,000	75,000		130,000
Michael Ducker	55,000	75,000		130,000
Dennis Nash	55,000	75,000		130,000
John Rickel	87,500	85,000	(3)	172,500

(1)	Represents the amount of cash compensation earned in 2022 for Board, Lead Independent Director, and committee service.

(2)	Each of our non-employee directors received 16,667 Class A RSUs on May 25, 2022. The grant date fair value of the Class A RSUs was computed in accordance with FASB ASC Topic 718. The Class A RSUs will vest on June 15, 2023, subject to certain vesting and forfeiture provisions.

(3)	In addition to the 16,667 Class A RSUs received on May 25, 2022, Mr. Rickel received 5,263 Class A RSUs on December 15, 2022. The grant date fair value of the Class A RSUs was computed in accordance with FASB ASC Topic 718. The Class A RSUs will vest on December 15, 2023, subject to certain vesting and forfeiture provisions.

Narrative to Director Compensation

For 2022, our non-employee directors were eligible to receive an annual cash retainer of $55,000, payable quarterly in arrears, as well as an annual equity award of Class A RSUs in an amount equal to $75,000, which vest on June 15, 2023, subject to certain vesting and forfeiture provisions. Also, Mr. Rickel received an equity award of Class A RSUs in an amount equal to $10,000, which vest on December 15, 2023, subject to certain vesting and forfeiture provisions. Mr. Rickel received the additional equity grant in recognition of his involvement with Company operational efforts.

In addition, our 2022 director compensation program provided for annual cash retainers for our Lead Independent Director and committee chairs, payable quarterly in arrears, in the following amounts:

•	$25,000 for our Lead Independent Director;

•	$15,000 for the chairperson of our Audit Committee;

•	$10,000 for the chairperson of our Compensation Committee; and

•	$7,500 for the chairperson of our Governance Committee.

Each of our non-employee directors is required to own stock or deferred stock units with a value equal to five times the annual cash retainer portion of the non-employee director compensation program. Our non-employee directors are required to maintain 50% of all after-tax shares from their equity awards until achievement of the stock ownership requirement. All of our non-employee directors currently meet the stock retention guidelines, either by holding the required value of stock or by complying with the retention ratio.

Directors who are employees or employees of one of our subsidiaries do not receive compensation for Board or committee service.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of April 20, 2023, the number of shares and percentage of outstanding shares of our Class A and Class B common stock beneficially owned by:

•	each of our directors and NEOs;

•	all of our executive officers and directors as a group; and

•	each person known to us to beneficially own 5% or more of any class of our Class A common stock or Class B common stock.

	Class A Common Stock(1)		Class B Common Stock(2)
Name and Address of Beneficial Owners(3)	Amount and Nature of Beneficial Ownership	Percent of Class(4)	Amount and Nature of Beneficial Ownership	Percent of Class(4)	% of Total Voting Power(4)

NEOs
Eric Fuller(5)	929,816	2.3%	4,451,410	33.9%	21.8%
Eric Peterson(6)	692,226	1.7%	—	—	*
Max Fuller(7)	1,938,215	4.7%	8,661,754	66.1%	42.5%
Directors (Non-Officers)
Jon Beizer(8)	97,134	*	—	—	*
Edward “Ned” Braman(9)	80,134	*	—	—	*
Jennifer Buckner(10)	35,780	*	—	—	*
Michael Ducker(11)	45,461	*	—	—	*
Dennis Nash(12)	50,134	*	—	—	*
John Rickel(13)	157,634	*	—	—	*
All director and executive officers as a group (13 persons)(14)	4,556,250	11.1%	13,113,164	100.0%	65.8%
Holders of More than 5%
Parties subject to the Voting Agreement and Support Agreement(15)	2,868,031	7.0%	13,113,164	100.0%	64.2%
Aristotle Capital Boston, LLC(16)	3,055,712	7.5%	—	—	2.9%
T. Rowe Price Investment Management, Inc.(17)	2,753,550	6.7%	—	—	2.6%
GAMCO Investors, Inc.(18)	2,125,425	5.2%			2.0%

*       Less than one percent (1%).

(1)	Class A Common Stock has one vote per share.

(2)	Class B Common Stock has five votes per share.

(3)	The business address of the directors, NEOs, and the other executive officers is 4080 Jenkins Road, Chattanooga, TN 37421. The business address of Aristotle Capital Boston, LLC is One Federal Street, 36th Floor, Boston, MA 02110. The business address of T. Rowe Price Investment Management, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. is 101 E. Pratt Street, Baltimore, MD 21201. The business address of GAMCO Investors, Inc., Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli & Company Investment Advisers, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc., and Mario J. Gabelli is One Corporate Center, Rye, NY 10580-1435.

(4)	Percentage ownership and percentage total voting power is based on 40,943,364 shares of Class A common stock and 13,113,164 shares of Class B common stock. The 40,943,364 shares of Class A common stock includes (i) 39,462,270 shares of Class A common stock outstanding as of April 20, 2023, (ii) 1,065,194 shares of restricted Class A common stock subject to certain time vesting provisions, which carry voting rights, (iii) 100,002 shares of Class A common stock underlying Class A RSUs that are held by persons in this table that are scheduled to vest within 60 days of April 20, 2023, (iv) 315,898 shares of Class A common stock underlying options to purchase Class A common stock that are held by persons in this table. Percentage of total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, as a single class.

(5)	Includes (i) 276,280 shares of Class A common stock held directly by Mr. Eric Fuller, (ii) 460,010 shares of restricted Class A common stock held directly by Mr. Eric Fuller, (iii) 193,526 options to purchase Class A common stock held directly by Mr. Eric Fuller, (iv) 848,528 shares of Class B common stock held directly by Mr. Eric Fuller, (v) 1,993,269 shares of Class B common stock held by the Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller (the “Eric Fuller Trust”), over which Mr. Eric Fuller and his mother, Ms. Janice Fuller, are the co-trustees and have shared dispositive power and Mr. Eric Fuller has sole voting power, and (vi) 1,609,613 shares of Class B common stock held by the Max Fuller Family Limited Partnership (the “Fuller Family LP”), over which Mr. Eric Fuller serves as the managing general partner and has sole voting and dispositive power. In association with a loan agreement, Mr. Eric Fuller has pledged as security 265,653 shares of Class A common stock. Mr. Eric Fuller, the Eric Fuller Trust, and the Fuller Family LP are also party to a voting agreement described under footnote 15.

(6)	Includes (i) 485,020 shares of Class A Common Stock held directly by Mr. Peterson, (ii) 143,479 shares of restricted Class A common stock, and (iii) 63,727 options to purchase Class A common stock held directly by Mr. Peterson.

(7)	Includes (i) 99,396 shares of Class A common stock held directly, (ii) 121,692 shares of restricted Class A common stock held directly by Mr. Max Fuller, (iii) 58,645 options to purchase Class A common stock held directly by Mr. Max Fuller, (iv) 1,658,482 shares of Class A common stock held by Fuller Family Enterprises, LLC (“Fuller Family Enterprises”), over which Mr. Max Fuller and his wife, Ms. Janice Fuller, are the members and have shared dispositive power and Mr. Max Fuller has sole voting power, (v) 399,978 shares of Class B common stock held directly by Mr. Max Fuller, (vi) 2,753,926 shares of Class B common stock held by FSBSPE 1, LLC, (vii) 2,753,925 shares of Class B common stock held by FSBSPE 2, LLC, and (viii) 2,753,925 shares of Class B common stock held by FSBSPE 3, LLC. FSBSPE 1, LLC FSBSPE 2, LLC, and FSBSPE 3, LLC are wholly owned subsidiaries of Fuller Family Enterprises. In association with a loan agreement, Fuller Family Enterprises has pledged as security the equity interests in FSBSPE 1, FSBSPE 2, and FSBSPE 3. Mr. Max Fuller, Ms. Janice Fuller, and Fuller Family Enterprises are also party to a voting agreement described under footnote 15.

(8)	Represents 80,467 shares of Class A common stock held directly by Mr. Beizer and 16,667 Class A RSUs scheduled to vest within 60 days of April 20, 2023.

(9)	Represents 63,467 shares of Class A common stock held directly by Mr. Braman and 16,667 Class A RSUs scheduled to vest within 60 days of April 20, 2023.

(10)	Represents 19,113 shares of Class A common stock held directly by Ms. Buckner and 16,667 Class A RSUs scheduled to vest within 60 days of April 20, 2023.

(11)	Represents 28,794 shares of Class A common stock held directly by Mr. Ducker and 16,667 Class A RSUs scheduled to vest within 60 days of April 20, 2023.

(12)	Represents 33,467 shares of Class A common stock held directly by Mr. Nash and 16,667 Class A RSUs scheduled to vest within 60 days of April 20, 2023.

(13)	Represents 140,967 shares of Class A common stock held directly by Mr. Rickel and 16,667 Class A RSUs scheduled to vest within 60 days of April 20, 2023.

(14)	The other executive officers are Jason Grear, Justin Harness, Nathan Harwell, and Amanda Thompson. As of April 20, 2023, Mr. Grear beneficially owned 101,884.857 shares of Class A common stock, comprised of 36,707 shares held directly, 18,033.857 shares held in an IRA, and 47,144 shares of restricted stock. Mr. Harness beneficially owned 184,085 shares of Class A common stock, comprised of 68,680 shares held directly and 115,405 shares of restricted stock. Mr. Harwell beneficially owned 109,389 shares of Class A common stock, comprised of 17,291 shares held directly and 92,098 shares of restricted stock. Ms. Thompson beneficially owned 134,357 shares of Class A common stock, comprised of 48,991 shares held directly and 85,366 shares of restricted stock.

(15)	Mr. Eric Fuller, the Eric Fuller Trust, the Fuller Family LP, Mr. Max Fuller, Ms. Janice Fuller, Fuller Family Enterprises, Lisa M. Pate, the Anna Marie Quinn 2012 Irrevocable Trust FBO Lisa M. Pate (the “Lisa Pate Trust”), and Quinn Family Partners, L.P. (“Quinn Family Partners” and together with the Lisa Pate Trust, the “Pate Entities”) are parties to a voting agreement (the “Voting Agreement”). Under the Voting Agreement, each of Messrs. Eric Fuller and Max Fuller and Mses. Pate and Janice Fuller have granted a successor the right to exercise all of the voting and consent rights of all Class B common stock beneficially owned by him or her upon his or her death or incapacity. Mr. Eric Fuller and Ms. Janice Fuller have each initially designated Mr. Max Fuller as his or her proxy and Mr. Max Fuller and Ms. Pate have each initially designated Mr. Eric Fuller as his or her proxy, in each case, if and for so long as such person remains qualified. To be qualified to serve as a successor, the potential successor must both (i) be active in the management of the Company or serving on our Board at the time of and during the period of service as successor and (ii) own (or hold) shares of Class B common stock or be the beneficiary of a trust or other entity that holds Class B common stock on behalf of the potential successor at the time of and during the period of service as a successor. For each of Messrs. Eric Fuller and Max Fuller and Mses. Pate and Janice Fuller, if no successor is qualified at the time of death or incapacity, then there will be no successor under the Voting Agreement. Additionally, during the term of the Voting Agreement, any voting control Ms. Janice Fuller would otherwise have with respect to shares of Class B common stock covered by the Voting Agreement will be exercised by Mr. Max Fuller until his death or incapacity, and then will pass in the order of succession under the Voting Agreement. The Voting Agreement will continue in effect until the earliest of the following: (i) June 13, 2033, (ii) none of Messrs. Eric Fuller and Max Fuller and Mses. Pate and Janice Fuller holds Class B common stock, (iii) at such time as no individual named as a successor is qualified to be a successor, and (iv) the Voting Agreement is terminated by all parties to the Voting Agreement. On March 23, 2023, Ms. Pate and the Pate Entities voluntarily converted all shares of Class B common stock held by them to an equal number of shares of Class A common stock. As only shares of Class B common stock are subject to the Voting Agreement, Ms. Pate and the Pate Entities no longer have any obligations under the Voting Agreement. Accordingly, Ms. Pate and the Pate Entities are no longer members of a “group” under Section 13 of the Exchange Act in connection with the Voting Agreement. Accordingly, as of April 20, 2023 the Voting Agreement includes (i) 848,528 shares of Class B common stock held directly by Mr. Eric Fuller, (ii) 1,993,269 shares of Class B common stock held by the Eric Fuller Trust, (iii) 1,609,613 shares of Class B common stock held by the Fuller Family LP, (iv) 399,978 shares of Class B common stock held directly by Mr. Max Fuller, (v) 2,753,926 shares of Class B common stock held by FSBSPE 1, LLC, (vi) 2,753,925 shares of Class B common stock held by FSBSPE 2, LLC, and (vii) 2,753,925 shares of Class B common stock held by FSBSPE 3, LLC. As a result of the Voting Agreement, Mr. Eric Fuller, the Eric Fuller Trust, the Fuller Family LP, Mr. Max Fuller, Ms. Janice Fuller, and Fuller Family Enterprises, may be deemed to be a “group” under Section 13 of the Exchange Act. Therefore, this item also includes (i) 276,280 shares of Class A common stock held directly by Mr. Eric Fuller, (ii) 460,010 shares of restricted Class A common stock held directly by Mr. Eric Fuller, (iii) 193,526 options to purchase Class A common stock held directly by Mr. Eric Fuller, (iv) 99,396 shares of Class A common stock held directly by Mr. Max Fuller, (v) 121,692 shares of restricted Class A common stock held directly by Mr. Max Fuller, (vi) 58,645 options to purchase Class A common stock held directly by Mr. Max Fuller, and (vii) 1,658,482 shares of Class A common stock held by Fuller Family Enterprises.

In connection with entering into the Merger Agreement, on March 20, 2023, the Company, the members of the Special Committee and Mr. Max Fuller, FSBSPE 1,LLC, FSBSPE 2, LLC, FSBSPE 3, LLC, Fuller Family Enterprises, Mr. Eric Fuller, Eric Fuller Trust and Fuller Family LP (collectively, the “Rollover Holders”) entered into an Irrevocable Proxy and Agreement (the “Support Agreement”), pursuant to which, among other things, the Rollover Holders have granted an irrevocable proxy in favor of the Special Committee (acting as a majority) to vote the shares owned by the Rollover Holders: (i) in favor of (a) the approval of the Charter Amendment (as defined in the Merger Agreement), (b) the adoption of the Merger Agreement and the approval of the Merger, (c) the approval of any advisory proposal with respect to “golden parachute compensation,” (d) the approval of any proposal to adjourn or postpone any stockholder meeting relating to the Merger to a later date if the Company proposes or requests such postponement or adjournment, and (e) the approval of any other proposal to be voted upon or consented to by the Company stockholders at any stockholder meeting relating to the Merger or at other meeting of stockholders or in respect of any proposed action by written consent, the approval of which is necessary for the consummation of the Merger and the other transactions contemplated by the Merger Agreement, but only to the extent that such Rollover Shares are entitled to be voted on or consent to such proposal, and (ii) against (a) any proposal, action, or agreement that would reasonably be expected to result in a breach of any covenant, representation, or warranty or other obligation or agreement of the Company contained in the Merger Agreement or that would reasonably be expected to result in any condition set forth in the Merger Agreement not being satisfied or not being fulfilled prior to the Termination Date (as defined in the Merger Agreement), (b) any proposal to amend the articles of incorporation or bylaws of the Company, other than the Charter Amendment, (c) any Acquisition Proposal (as defined in the Merger Agreement), (d) any reorganization, dissolution, liquidation, winding up, or similar extraordinary transaction involving the Company (except as contemplated by the Merger Agreement), and (e) any other proposal, action, or agreement that would reasonably be expected to prevent or materially impede or materially delay the approval of the Charter Amendment or the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement.

(16)	This information is based solely on a report on Schedule 13G/A filed with the SEC on February 14, 2023, by Aristotle Capital Boston, LLC. Aristotle Capital Boston, LLC has sole voting power with respect to 2,471,460 shares of Class A common stock, shared voting power with respect to no shares, sole dispositive power with respect to 3,055,712 shares of Class A common stock, and shared dispositive power with respect to no shares. Information is as of December 31, 2022.

(17)	This information is based solely on a report on Schedule 13G filed with the SEC on February 14, 2023, jointly by T. Rowe Price Investment Management, Inc. and T. Rowe Price Small-Cap Value Fund, Inc. T. Rowe Price Investment Management, Inc. has sole voting power with respect to 838,176 shares of Class A common stock, shared voting power with respect to no shares, sole dispositive power with respect to 2,753,550 shares of Class A common stock, and shared dispositive power with respect to no shares. T. Rowe Price Small-Cap Value Fund, Inc. has sole voting power with respect to 1,915,374 shares of Class A common stock, shared voting power with respect to no shares, sole dispositive power with respect to no shares of Class A common stock, and shared dispositive power with respect to no shares. Information is as of December 31, 2022.

(18)	This information is based solely on a report on Schedule 13D filed with the SEC on April 10, 2023, jointly by GAMCO Investors, Inc., Gabelli Funds, LLC, GAMCO Asset Management Inc., Gabelli & Company Investment Advisers, Inc., GGCP, Inc., GAMCO Investors, Inc., Associated Capital Group, Inc., and Mario J. Gabelli. Gabelli Funds, LLC has sole voting power with respect to 1,194,468 shares of Class A common stock, shared voting power with respect to no shares, sole dispositive power with respect to 1,194,468 shares of Class A common stock, and shared dispositive power with respect to no shares. GAMCO Asset Management Inc. has sole voting power with respect to 73,412 shares of Class A common stock, shared voting power with respect to no shares, sole dispositive power with respect to 73,412 shares of Class A common stock, and shared dispositive power with respect to no shares. Gabelli & Company Investment Advisers, Inc. has sole voting power with respect to 857,545 shares of Class A common stock, shared voting power with respect to no shares, sole dispositive power with respect to 857,545 shares of Class A common stock, and shared dispositive power with respect to no shares. Information is as of March 31, 2023.

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

Number of securities
remaining eligible for future
	Number of securities to be				issuance under equity
	issued upon exercise of		Weighted average exercise		compensation plans
	outstanding options,		price of outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	240,029	(1)	$—	(2)	—
Equity compensation plans not approved by security holders	—		—		—
Total	240,029		$—		—

(1)	Represents unvested Class B RSUs granted under the RMUP prior to the IPO.

(2)	There is no weighted-average exercise price since RSUs have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under our Related Party Transaction Policy (the “Policy”), our Audit Committee must review and approve all transactions between certain related parties and us. Our Executive Vice President, Chief Legal Officer, and Secretary may refer a potential Related Party Transaction to the Audit Committee as these transactions are reported to him and upon the determination by the Executive Vice President, Chief Legal Officer, and Secretary that such transaction may constitute a Related Party Transaction.

Pursuant to the Policy, our Audit Committee must review and approve in advance any transaction, or any proposed transaction, in which we were or are to be a participant and the amount involved exceeds or is expected to exceed $120,000, and in which any “related person” (as that term is defined in Instruction 1 to Item 404(a) of SEC Regulation S-K) had or will have a direct or indirect material interest, referred to as a “related party transaction.” Each director, nominee for director, and executive officer is responsible for providing prompt written notice to the Corporate General Counsel of any potential Related Party Transaction involving covered related persons. All such transactions must be reviewed and preapproved by our Audit Committee. No director may participate in any discussion or approval of a related party transaction for which he or she, or his or her relative, is a related party, but may participate in all or a portion of the Audit Committee’s discussions of the Related Party Transaction if requested by the chairperson of the Audit Committee.

The following is a description of each transaction that has occurred during 2021 and 2022, and currently proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or will exceed the lesser of $120,000 or one percent of our average total assets at year-end for the last two completed fiscal years; and

•	any of our directors, executive officers, beneficial holders of more than 5% of our capital stock, or any member of their immediate family or person sharing their household had or will have a direct or indirect material interest.

DriverTech

During 2022 and 2021, we utilized DriverTech, a provider of onboard computers designed for in-cab use and related software for the trucking industry. As of December 31, 2022, the Company, Max Fuller, and the estate of Patrick Quinn owned approximately 20.73%, 6.00%, and 6.00%, respectively, of the outstanding stock of DriverTech. Our total payments to this provider were approximately $1.9 million in 2021 and $1.0 million in 2022.

Related Employees

We contract with Nancy Landreth, Max Fuller’s sister, to operate our Company merchandise stores, including purchasing Company merchandise store inventory from Ms. Landreth. We paid Ms. Landreth approximately $2.1 million in 2021 and $2.9 million in 2022, which includes purchases of Company merchandise products.

Management Agreements

We entered into agreements with Mr. Max Fuller and, prior to his death in 2011, Mr. Patrick Quinn, our co-founder, that require us to make certain payments following death or disability. Mr. Quinn’s agreement, as amended, provides for continuation of 100% of base salary ($1.0 million per year) through the fifth anniversary of his death, 50% of base salary thereafter until the seventh anniversary of his death and 25% of base salary thereafter until the 10th anniversary of his death. We paid approximately $0.25 million to Mr. Quinn’s surviving spouse under this agreement in 2021. We received approximately $4.7 million in gross life insurance proceeds upon Mr. Quinn’s death, which included approximately $0.6 million of accumulated cash value that partially offset payments we have made under this agreement. Mr. Max Fuller’s agreement, as amended, provides for continuation of 100% of then-current base salary for five years following the date of his death or disability, 50% of base salary thereafter until the seventh anniversary of his death and 25% of base salary thereafter until the 10th anniversary of his death. We have life insurance policies in the amount of $6.0 million on the life of Mr. Max Fuller that would partially offset this amount.

We paid $0.1 million in 2022 and $0.2 million in 2021 for premiums for second-to-die life insurance policies insuring the life of Mr. Quinn’s surviving spouse. We also paid premiums for second-to-die life insurance policies insuring the lives of Mr. Max Fuller and his spouse, the payment of which is disclosed in the Summary Compensation Table. Pursuant to split-dollar agreements, the Company is entitled to receive repayment of the premiums it paid for such life insurance policies upon the death of Mr. Quinn’s surviving spouse and upon the death of the second-to-die of Mr. Max Fuller and his spouse.

Stockholders’ Agreement

We have entered into a Stockholders’ Agreement with certain stockholders who are members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them) (as amended, the “Stockholders’ Agreement”). The Stockholders’ Agreement prohibits a party thereto from transferring its shares of our common stock, except:

•	in a registered offering;

•	in a sale pursuant to Rule 144;

•	for certain permitted transfers to specified transferees who agree to be bound by the terms of the stockholders’ agreement;

•	in certain block sales; or

•	to Knight-Swift or any subsidiary thereof.

The foregoing description is a summary of the material terms of the Stockholders’ Agreement. Because this description is only a summary, you may refer to the document in its entirety, which is an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the First amendment thereto, which is an exhibit to the Company’s Current Report on Form 8-K filed on May 31, 2019, and the Second amendment thereto, which is an exhibit to the Company’s Current Report on Form 8-K filed on March 20, 2023.

Registration Rights Agreement

We have entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them), pursuant to which such persons are entitled to demand the registration of or the sale of certain or all of our common stock that they beneficially own. Among other things, under the terms of the Registration Rights Agreement:

•	if we propose to file certain types of registration statements under the Securities Act with respect to an offering of equity securities, we will be required to use our commercially reasonable efforts to offer the other parties to the Registration Rights Agreement, if any, the opportunity to register the sale of all or part of their shares on the terms and conditions set forth in the Registration Rights Agreement (customarily known as “piggyback rights”); and

•	the other parties to the Registration Rights Agreement have the right, subject to certain conditions and exceptions, to request that we file registration statements with the SEC for one or more underwritten offerings of all or part of our common stock that they beneficially own, and the Company is required to use commercially reasonable efforts to cause any such registration statements to be filed with the SEC and become effective.

All expenses of registration under the Registration Rights Agreement, including the legal fees of one counsel retained by or on behalf of the selling stockholders, will be paid by us. Each selling stockholder will pay its portion of all underwriting discounts and commissions and transfer taxes, if any, relating to the sale of such selling stockholder’s stock pursuant to any such registration.

The registration rights granted in the Registration Rights Agreement are subject to customary restrictions such as minimums, blackout periods, and, if a registration is underwritten, any limitations on the number of shares to be included in the underwritten offering as reasonably advised by the managing underwriter. The Registration Rights Agreement also contains customary indemnification and contribution provisions. The foregoing description is a summary of the material terms of the Registration Rights Agreement. Because this description is only a summary, you may refer to the entire document, which is an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

Director Independence

The Board has determined that the following directors are “independent” under NYSE Rule 303A.02: Messrs. Beizer, Braman, Ducker, Nash, and Rickel and Ms. Buckner. The Board determined that with respect to our Audit Committee, Compensation Committee, and Governance Committee, each member and committee composition satisfies the applicable committee independence and membership requirements of NYSE and the SEC. The Board determined that each member of the Special Committee is “independent” under NYSE Rule 303A.02.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The principal independent registered public accounting firm utilized by us during 2022 and 2021 was Grant Thornton LLP (“GT”).

GT billed us the following amounts for services provided in the following categories during the years ended December 31, 2022 and 2021:

	2022	2021
Audit Fees(1)	$1,208,654	$1,178,631
Audit-Related Fees(2)	―	―
Tax Fees(3)	93,685	26,445
All Other Fees(4)	12,500	62,500
Total	$1,314,839	$1,267,576

(1)	Audit fees consist of fees for (i) the audits of our annual financial statements included in our Annual Report on Form 10-K for 2022 and 2021 and review of the interim financial statements included in our Quarterly Reports on Form 10-Q in 2022 and 2021, and (ii) services that are normally provided in connection with statutory and regulatory filings or engagements for those years.

(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or the review of our financial statements and are not reported under Audit Fees.

(3)	Tax fees reflect all services, except those services specifically related to the audit of the financial statements, performed by the GT’s tax personnel. The tax fees for 2022 and 2021 primarily include services in connection with. tax compliance matters.

(4)	All other fees relate to other permissible advisory-related services not included in the categories above.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee maintains a policy pursuant to which the Audit Committee Chair reviews all audit services and permitted non-audit services to be performed by our independent registered public accounting firm in order to assure that the provision of such services is compatible with maintaining the firm’s independence, with the Audit Committee retaining the authority to make the final decision. Under this policy, the Audit Committee pre-approves specific types or categories of engagements constituting audit, audit-related, tax, or other permissible non-audit services to be provided by our principal independent registered public accounting firm. Pre-approval of an engagement for a specific type or category of services generally is provided for up to one year and typically is subject to a budget comprised of a range of anticipated fee amounts for the engagement.

Management and the principal independent registered public accounting firm are required to periodically report to the Audit Committee regarding the extent of services provided by the principal independent registered public accounting firm in accordance with the annual pre-approval, and the fees for the services performed to date. To the extent that management believes that a new service or the expansion of a current service provided by the principal independent registered public accounting firm is necessary or desirable, such new or expanded services are presented to the Audit Committee for its review and approval prior to the engagement of the principal independent registered public accounting firm to render such services. No audit-related, tax, or other non-audit services were approved by the Audit Committee pursuant to the de minimis exception to the pre-approval requirement under Rule 2-01(c)(7)(i)(C), of SEC Regulation S-X during the year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules No financial statements or supplemental data are filed with this Amendment. The financial statements are included in the Form 10-K.

(b) Exhibits The following documents are filed with this Amendment:

Exhibit Number	Exhibit Description

31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company's Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company's Principal Financial Officer
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

References:

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: May 1, 2023	By:	/s/ Eric Fuller
Eric Fuller
President and Chief Executive Officer
(Principal Executive Officer)