Form 10-Q
period 2023-03-31
US XPRESS ENTERPRISES INC
filed 2023-05-10
CIK 923571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date April 30, 2023.

Class A Common Stock, $0.01 par value: 39,462,673

Class B Common Stock, $0.01 par value: 13,113,164

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

	March 31,	December 31,
(in thousands, except share amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$2,963	$2,275
Customer receivables, net of allowance of $990 and $990 at March 31, 2023 and December 31, 2022, respectively	207,934	222,794
Other receivables	16,078	17,676
Prepaid insurance and licenses	16,609	13,847
Operating supplies	7,957	8,410
Assets held for sale	22,148	25,759
Other current assets	26,057	46,642
Total current assets	299,746	337,403
Property and equipment, at cost	979,952	980,607
Less accumulated depreciation and amortization	(404,476)	(397,806)
Net property and equipment	575,476	582,801
Other assets
Operating lease right of use assets	347,751	333,498
Goodwill	59,221	59,221
Intangible assets, net	23,698	23,784
Deferred tax assets	1,684	—
Other	42,183	44,758
Total other assets	474,537	461,261
Total assets	$1,349,759	$1,381,465
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$96,517	$111,222
Book overdraft	8,217	4,213
Accrued wages and benefits	24,135	35,457
Claims and insurance accruals, current	55,797	73,372
Other accrued liabilities	12,974	13,403
Current portion of operating lease liabilities	103,893	105,078
Current maturities of long-term debt and finance leases	122,358	124,033
Total current liabilities	423,891	466,778
Long-term debt and finance leases, net of current maturities	382,118	360,175
Less unamortized discount and debt issuance costs	(50)	(310)
Net long-term debt and finance leases	382,068	359,865
Deferred income taxes	—	8,549
Other long-term liabilities	20,232	22,878
Claims and insurance accruals, long-term	63,556	50,825
Noncurrent operating lease liabilities	243,503	230,505
Commitments and contingencies (Note 7)	—	—
Stockholders' equity
Common stock Class A, $.01 par value, 140,000,000 shares authorized at March 31, 2023 and December 31, 2022, respectively, 39,462,270 and 35,704,400 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	395	357
Common stock Class B, $.01 par value, 35,000,000 authorized at March 31, 2023 and December 31, 2022, respectively, 13,113,164 and 15,777,083 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	131	158
Additional paid-in capital	275,291	273,781
Retained deficit	(62,668)	(35,548)
Stockholders' equity	213,149	238,748
Noncontrolling interest	3,360	3,317
Total stockholders' equity	216,509	242,065
Total liabilities and stockholders' equity	$1,349,759	$1,381,465

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March, 2023 and 2022

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2023	2022
Operating revenue
Revenue, before fuel surcharge	$437,822	$464,327
Fuel surcharge	54,904	52,861
Total operating revenue	492,726	517,188
Operating expenses
Salaries, wages, and benefits	181,704	169,028
Fuel and fuel taxes	74,606	65,043
Vehicle rents	31,661	24,294
Depreciation and amortization, net of (gain) loss on sale of property	27,309	18,717
Purchased transportation	96,452	150,584
Operating expenses and supplies	44,984	44,814
Insurance premiums and claims	38,919	20,139
Operating taxes and licenses	4,381	3,916
Communications and utilities	3,718	3,544
General and other operating expenses	18,846	17,319
Total operating expenses	522,580	517,398
Operating loss	(29,854)	(210)
Other expense
Interest expense, net	7,036	3,807
Other expense	60	7,105
	7,096	10,912
Loss before income tax benefit	(36,950)	(11,122)
Income tax benefit	(9,873)	(2,149)
Net total and comprehensive loss	(27,077)	(8,973)
Net total and comprehensive income (loss) attributable to noncontrolling interest	43	(71)
Net total and comprehensive loss attributable to controlling interest	$(27,120)	$(8,902)
Loss per share
Basic and diluted loss per share	$(0.52)	$(0.18)
Basic and diluted weighted average shares outstanding	52,128	50,849

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities
Net loss	$(27,077)	$(8,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income tax benefit	(10,233)	(2,623)
Depreciation and amortization	24,541	19,036
(Gains) losses on sale of equipment	2,768	(319)
Share based compensation	1,048	1,456
Other	398	(1,089)
Unrealized loss on equity investment	60	8,363
Changes in operating assets and liabilities:
Receivables	16,566	(14,514)
Prepaid insurance and licenses	(5,545)	(2,642)
Operating supplies	543	(595)
Other assets	1,090	(16,915)
Accounts payable and other accrued liabilities	3,817	9,061
Accrued wages and benefits	(11,322)	4,062
Net cash used in operating activities	(3,346)	(5,692)
Investing activities
Payments for purchases of property and equipment	(46,902)	(50,091)
Proceeds from sales of property and equipment	26,065	10,820
Net cash used in investing activities	(20,837)	(39,271)
Financing activities
Borrowings under lines of credit	121,804	167,471
Payments under lines of credit	(85,900)	(126,300)
Borrowings under long-term debt	31,994	15,948
Payments of long-term debt and finance leases	(47,671)	(21,914)
Tax withholding related to net share settlement of restricted stock awards	(146)	(408)
Proceeds from issuance of common stock under ESPP	619	725
Proceeds from long-term consideration for sale of subsidiary	167	159
Book overdraft	4,004	6,166
Net cash provided by financing activities	24,871	41,847
Net change in cash and cash equivalents	688	(3,116)
Cash and cash equivalents
Beginning of year	2,275	5,695
End of period	$2,963	$2,579
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$6,320	$3,597
Cash paid during the year for income taxes	—	49
Supplemental disclosure of significant noncash investing and financing activities
Property and equipment accrued in accounts payable	$2,175	$16,450
Uncollected proceeds from asset sales	—	1,778

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Unaudited Condensed Consolidated Statement of Stockholders' Equity

Three months ended March 31, 2023 and 2022

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2022	$357	$158	$273,781	$(35,548)	$3,317	$242,065
Share based compensation	—	—	1,048	—	—	1,048
Vesting of restricted stock	6	1	(153)	—	—	(146)
Conversion of Class B stock to Class A stock	28	(28)	—	—	—	—
Issuance of common stock under ESPP	4	—	615	—	—	619
Net income (loss)	—	—	—	(27,120)	43	(27,077)
Balances at March 31, 2023	$395	$131	$275,291	$(62,668)	$3,360	$216,509

			Additional		Non	Total
	Class A	Class B	Paid	Retained	Controlling	Stockholders'
(in thousands, except share amounts)	Stock	Stock	In Capital	Earnings (Deficit)	Interest	Equity
Balances at December 31, 2021	$348	$157	$267,621	$8,440	$1,723	$278,289
Share based compensation	—	—	1,456	—	—	1,456
Vesting of restricted stock	4	1	(413)	—	—	(408)
Issuance of common stock under ESPP	1	—	724	—	—	725
Net loss	—	—	—	(8,902)	(71)	(8,973)
Balances at March 31, 2022	$353	$158	$269,388	$(462)	$1,652	$271,089

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Xpress Enterprises, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2023

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

Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. The December 31, 2022 balance sheet was derived from our audited balance sheet as of that date. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022.

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

3.        Income Taxes

The Company’s provision for income taxes for the three months ended March 31, 2023 and 2022 is based on the estimated annual effective tax rate, plus discrete items. The following table presents the provision for income taxes and the effective tax rates for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Loss before income tax benefit	$(36,950)	$(11,122)
Income tax benefit	(9,873)	(2,149)
Effective tax rate	26.7%	19.3%

The difference between the Company’s effective tax rate for the three months ended March 31, 2023 and 2022 and the US statutory rate of 21% primarily relates to nondeductible expenses, federal income tax credits, state income taxes (net of federal benefit), adjustments to valuation allowances, and certain discrete items.

4.        Investments

At March 31, 2021, we held a $5.0 million investment consisting of 353,604 shares in TuSimple, a self-driving technology company. Effective April 15, 2021, TuSimple completed their initial public offering at a closing price of $40.00 per share. As we have a readily determinable fair value based on quoted market prices, which makes this a Level 1 fair value measurement, we adjust the investment to fair value at each reporting period. We recognized an unrealized loss of $0.1 million and $8.4 million during the three months ended March 31, 2023 and 2022, respectively, in other expense within the unaudited condensed consolidated statements of comprehensive income (loss). The fair value of the investment is $0.5 million and is included in other noncurrent assets on the accompanying unaudited condensed consolidated balance sheets.

5.        Long-Term Debt

Long-term debt at March 31, 2023 and December 31, 2022 consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Line of credit, maturing January 2025	$132,104	$96,200
Revenue equipment installment notes with finance companies, weighted average interest rate of 4.5% and 4.2% at March 31, 2023 and December 31, 2022, due in monthly installments with final maturities at various dates through December 2027, secured by related revenue equipment with a net book value of $362.4 million and $363.9 million at March 31, 2023 and December 31, 2022	344,899	346,662
Mortgage note payables, interest rates ranging from 4.17% to 6.99% at March 31, 2023 and December 31, 2022 due in monthly installments with final maturities at various dates through September 2031, secured by real estate with a net book value of $28.6 million and $32.1 million at March 31, 2023 and December 31, 2022	13,920	23,108
Other	6,390	10,657
	497,313	476,627
Less: Debt issuance costs	(50)	(310)
Less: Current maturities of long-term debt	(120,398)	(122,009)
	$376,865	$354,308

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0. The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of March 31, 2023, there was no fixed charge coverage ratio requirement.

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

At March 31, 2023, the Credit Facility had issued collateralized letters of credit in the face amount of $32.1 million, with $132.1 million in borrowings outstanding and $51.8 million available to borrow.

6.        Leases

We have operating and finance leases with terms of 1 year to 16 years for certain revenue and service equipment and office and terminal facilities.

The table below presents the lease-related assets and liabilities recorded on the balance sheet (in thousands):

		March 31,	December 31,
Leases	Classification	2023	2022
Assets
Operating	Operating lease right-of-use assets	$347,751	$333,498
Finance	Property and equipment, net	6,424	6,866
Total leased assets		$354,175	$340,364

Liabilities
Current
Operating	Current portion of operating lease liabilities	$103,893	$105,078
Finance	Current maturities of long-term debt and finance leases	1,960	2,024
Noncurrent
Operating	Noncurrent operating lease liabilities	243,503	230,505
Finance	Long-term debt and finance leases, net of current maturities	5,203	5,557
Total lease liabilities		$354,559	$343,164

The table below presents certain information related to the lease costs for finance and operating leases (in thousands):

		Three Months Ended
		March 31,
Lease Cost	Classification	2023	2022
Operating lease cost	Vehicle rents and General and other operating	$33,178	$26,365
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	459	201
Interest on lease liabilities	Interest expense	99	115
Short-term lease cost	Vehicle rents and General and other operating	644	410
Total lease cost		$34,380	$27,091

	Three Months Ended
	March 31,
Cash Flow Information	2023	2022
Cash paid for operating leases included in operating activities	$32,876	$26,365
Cash paid for finance leases included in operating activities	$100	$115
Cash paid for finance leases included in financing activities	$457	$370

Operating lease right-of-use assets obtained in exchange for lease obligations	$40,983	$14,223

Noncash lease expense was $33.2 million and $26.8 million during the three months ended March 31, 2023 and 2022, respectively.

	March 31, 2023
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.7	4.8%
Finance leases	7.4	5.2%
	March 31, 2022
	Weighted‑Average	Weighted-
	Remaining Lease	Average
Lease Term and Discount Rate	Term (years)	Discount Rate
Operating leases	4.7	3.8%
Finance leases	8.0	4.6%

As of March 31, 2023, future maturities of lease liabilities were as follows (in thousands):

	March 31, 2023
	Finance	Operating
2023	$2,264	$91,318
2024	1,037	95,503
2025	699	75,472
2026	588	53,681
2027	604	20,464
Thereafter	3,283	56,235
	8,475	392,673
Less: Amount representing interest	(1,312)	(45,277)
Total	$7,163	$347,396

We lease tractors to independent contractors under operating leases and recognized lease income under these leases of $4.3 million and $4.6 million for the three months ended March 31, 2023 and 2022, respectively.

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

On February 10, 2023, the parties reached an agreement to settle the California Wage and Hour Class Action Litigation in the amount of $4.69 million, exclusive of employer-side taxes. We estimate the that the employer’s side FICA tax will amount to approximately $0.1 million, depending on what portion of the settlement fund is allocated to wages. On April 20, 2023, the District Court granted preliminary approval of the settlement and set a final approval hearing for September 14, 2023. Unless a party objects to the settlement, we anticipate that payment of the settlement amount (including employer-side taxes) will be due within approximately 30 days of September 14, 2023.

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

As to the Tennessee State Court Cases, the Consolidated Amended Class Action Complaint (the “Consolidated State Court Complaint”) filed on May 10, 2019 in the Circuit Court of Hamilton County, Tennessee against the Company, five of our current and former officers or directors, and the seven underwriters who participated in our June 2018 initial public offering (“IPO”), alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the “Securities Act”). The putative class action lawsuit is based on allegations that the Company made false and/or misleading statements in the registration statement and prospectus filed with the Securities and Exchange Commission (“SEC”) in connection with the IPO. The lawsuit is purportedly brought on behalf of a putative class. On November 13, 2020, the court presiding over the Tennessee State Court Cases entered an order, granting in part and denying in part the defendants’ Motions to Dismiss the Consolidated State Court Complaint. The court held that the plaintiffs failed to state a claim for violation of the Securities Act with respect to the majority of statements challenged as false or misleading in the Consolidated State Court Complaint. The court, however, held that the Consolidated State Court Complaint sufficiently alleged violations of the Securities Act with respect to one statement from the June 2018 IPO registration statement and prospectus that the plaintiffs alleged to be false or misleading, both on theories of alleged misrepresentations and material omissions.

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

The parties reached a settlement with the Federal Court and Tennessee State Court plaintiffs. On March 27, 2023, the parties filed the stipulation of settlement with the Federal Court, and on March 28, 2023, the Federal Court entered an order preliminarily approving the settlement. The settlement is still subject to final approval with the final settlement hearing having been set for July 10, 2023 in the Federal Court. The monetary component of the settlement in principle is the payment of $13.0 million by the applicable insurance carriers.

Stockholder Derivative Action

On June 7, 2019, a stockholder derivative lawsuit (the “Stockholder Derivative Action”) was filed in the District Court for Clark County, Nevada against five of our executives and all five of our independent board members (collectively, the “Individual Defendants”), and naming the Company as a nominal defendant. The complaint alleges that the Company made false and/or misleading statements in the registration statement and prospectus filed with the SEC in connection with the IPO and that the Individual Defendants breached their fiduciary duties by causing or allowing the Company to make such statements. The complaint alleges that the Company has been damaged by the alleged wrongful conduct as a result of, among other things, being subjected to the time and expense of the securities class action lawsuits that have been filed relating to the IPO. In addition to a claim for alleged breach of fiduciary duties, the lawsuit alleges claims against the Individual Defendants for unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. Defendants intend to seek dismissal of the Stockholder Derivative Action.

Other

The Company had letters of credit of $32.1 million outstanding as of March 31, 2023. The letters of credit are maintained primarily to support the Company’s insurance program.

The Company had cancelable commitments outstanding at March 31, 2023 to acquire revenue equipment and other equipment and terminal improvements for approximately $40.0 million during 2023. These purchase commitments are expected to be financed by operating leases, long-term debt and proceeds from sales of existing equipment.

8.        Share-based Compensation

2018 Omnibus Incentive Plan

In June 2018, the Board of Directors approved the 2018 Omnibus Incentive Plan (the “Incentive Plan”) to become effective in connection with the initial public offering. The Company had reserved an aggregate of 3.2 million shares of its Class A common stock for issuance of awards under the Incentive Plan. In May 2020, the stockholders approved the Amended and Restated Omnibus Plan which, among other things, increased the number of shares remaining to issue to 5.8 million shares. Participants in the Incentive Plan will be selected by the Compensation Committee from the executive officers, directors, employees and consultants of the Company. Awards under the

Incentive Plan may be made in the form of stock options, stock appreciation rights, stock awards, restricted stock units, performance awards, performance units, and any other form established by the Compensation Committee pursuant to the Incentive Plan.

The following is a summary of the Incentive Plan restricted stock and restricted stock unit activity for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2022	2,438,985	$4.99
Granted	1,936,102	1.39
Vested	(628,434)	5.75
Forfeited	(110,898)	3.61
Unvested at March 31, 2023	3,635,755	$2.99

Service based restricted stock grants vest over periods of one to five years and account for 3,057,157 of the unvested shares. Performance based awards account for 578,598 of the unvested shares and vest based upon achievement of certain performance and shareholder return goals, as defined by the Company. The Company recognized compensation expense related to performance based awards of $0.1 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. The Company recognized compensation expense related to service based awards of $0.8 million and $1.1 million during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had $8.7 million in unrecognized compensation expense related to the service based restricted stock awards which is expected to be recognized over a weighted average period of approximately 2.8 years.

The following is a summary of the Incentive Plan stock option activity for the three months ended March 31, 2023:

		Weighted
	Number of	Average Grant
	Units	Date Fair Value
Unvested at December 31, 2022	45,807	$4.41
Vested	(45,807)	4.41
Unvested at March 31, 2023	—	$—

The stock options vest over a period of four years and expire ten years from the date of grant. The Company recognized compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. The fair value of the stock options granted was estimated using the Black-Scholes method as of the grant date.

As of March 31, 2023, 315,898 options were exercisable with a weighted average exercise price of $12.17 and a weighted average remaining contractual life of 5.6 years.

Pre-IPO Restricted Stock Units

The following is a summary of the activity related to restricted stock units issued prior to the IPO for three months ended March 31, 2023:

	Number of	Weighted
	Units	Average
Unvested at December 31, 2022	306,717	$2.15
Vested	(153,323)	2.15
Unvested at March 31, 2023	153,394	$2.15

The vesting schedule for these restricted unit grants is 7 years. The Company recognized compensation expense of $0.1 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023, the Company had approximately $0.3 million in unrecognized compensation expense related to restricted units, which is expected to be recognized over a period of approximately 0.9 years. The fair value of the restricted units and corresponding compensation expense was determined using the income approach.

Employee Stock Purchase Plan

In June 2018, our Employee Stock Purchase Plan (the “ESPP”) became effective. The Company has reserved an aggregate of 2.3 million shares of its Class A common stock for issuance under the ESPP. Eligible employees may elect to purchase shares of our Class A common stock through payroll deductions up to 15% of eligible compensation. The purchase price of the shares during each offering period will be 85% of the lower of the fair market value of our Class A common stock on the first trading day of each offering period or the last trading day of the offering period. The common stock will be purchased in January and July of each year. The Company recognized compensation expense of $0.1 million for the three months ended March 31, 2022, associated with the plan.

9.      Earnings per Share

Basic earnings per share is calculated by dividing net income (loss) attributable to controlling interest by the weighted average shares of common stock outstanding during the period, without consideration for common stock equivalents. The Company excluded 5,714,771 and 4,791,098 equity awards for the three months ended March 31, 2023 and 2022, respectively, as inclusion would be anti-dilutive.

The basic and diluted earnings per share calculations for the three months ended March 31, 2023 and 2022, respectively, are presented below (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2023	2022
Numerator - Basic
Net loss	$(27,077)	$(8,973)
Net income (loss) attributable to noncontrolling interest	43	(71)
Net loss attributable to common stockholder	$(27,120)	$(8,902)

Numerator - Dilutive
Net loss	$(27,077)	$(8,973)
Net income (loss) attributable to noncontrolling interest	43	(71)
Net loss attributable to common stockholder	$(27,120)	$(8,902)

Basic weighted average of outstanding shares of common stock	52,128	50,849
Dilutive effect of equity awards	—	—
Dilutive effect of assumed subsidiary share conversion	—	—
Diluted weighted average of outstanding shares of common stock	52,128	50,849

Basic earnings (loss) per share	$(0.52)	$(0.18)
Diluted earnings (loss) per share	$(0.52)	$(0.18)

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

The following table summarizes our segment information (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Revenues
Truckload	$441,148	$423,260
Brokerage	51,578	93,928
Total Operating Revenue	$492,726	$517,188

Operating Income (Loss)
Truckload	$(30,247)	$273
Brokerage	393	(483)
Total Operating Loss	$(29,854)	$(210)

Depreciation & Amortization
Truckload	$26,131	$17,820
Brokerage	1,178	897
Total Depreciation & Amortization	$27,309	$18,717

A measure of assets is not applicable, as segment assets are not regularly reviewed by the Chief Operating Decision Maker for evaluating performance or allocating resources.

11.      Proposed Merger

Merger Agreement

On March 20, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Knight-Swift Transportation Holdings Inc., a Delaware corporation (“Knight-Swift”), and Liberty Merger Sub Inc., a Nevada corporation and an indirect wholly owned subsidiary of Knight-Swift (“Merger Subsidiary”). The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein, that Merger Subsidiary will be merged with and into the Company, with the Company surviving as an indirect subsidiary of Knight-Swift (the “Merger”).

At the effective time of the Merger and as a result of the Merger:

●	Each share of Class A Common Stock, par value $0.01, and Class B Common Stock, par value $0.01 (collectively, the “Company Common Stock”) issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $6.15 in cash, without interest (such amount per share, the “Per Share Price”), other than (i) those shares of Company Common Stock owned by the Company as treasury stock, or by Knight-Swift or Merger Subsidiary, (ii) Company Restricted Shares (described below) and (iii) any shares of Company Common Stock owned by any wholly owned subsidiary of Knight-Swift, Merger Subsidiary or of the Company (including the shares subject to the Rollover Agreement described below).
●	In lieu of receipt of the Per Share Price for approximately one-third of their shares of Company Common Stock, Max L. Fuller, FSBSPE 1, LLC, FSBSPE 2, LLC, FSBSPE 3, LLC, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller and Max Fuller Family Limited Partnership (collectively, the “Rollover Holders”) will, immediately prior to the Effective Time, contribute such shares of Company Common Stock to Liberty Holdings Topco LLC, a subsidiary of Knight-Swift (“Holdings”), in exchange for certain classes of units of Holdings, pursuant to the Rollover Agreement.

●	Company RSUs. Each restricted stock unit with respect to Company Common Stock (each a “Company RSU”) that is vested immediately prior to the Effective Time (but not yet settled) or that vests solely as a result of the Merger or the transactions contemplated by the Merger Agreement will be cancelled and converted into the right to receive an amount in cash (without interest) equal to (i) the number of shares of Company Common Stock subject to such Company RSU immediately prior to the Effective Time multiplied by (ii) the Per Share Price, less applicable taxes required to be withheld. Each Company RSU that is not vested immediately prior to the Effective Time will be assumed by Knight-Swift and converted into a corresponding restricted stock unit award with respect to shares of Knight-Swift common stock, par value, $0.01 (the “Knight-Swift Common Stock”). Each converted award will continue to have the same terms and conditions, including with respect to vesting, acceleration and forfeiture, as applied to the corresponding Company RSU prior to the Effective Time, except that each such award will cover that number of shares of Knight-Swift Common Stock equal to the product of (rounded down to the nearest whole number) (A) the number of shares of Company Common Stock subject to the unvested portion of the corresponding award of Company RSUs at the Effective Time multiplied by (B) a fraction equal to the Per Share Price over the volume weighted average price per share of Knight-Swift Common Stock for the ten consecutive trading days ending immediately prior to the closing date of the Merger (the “Exchange Ratio”).
●	Company Restricted Shares. Each outstanding award of Company Common Stock granted under a Company equity plan that remain subject to one or more unsatisfied vesting or vesting-equivalent forfeiture or repurchase conditions (each a “Company Restricted Share”) that is unvested immediately prior to the Effective Time and that will not vest as a result of the consummation of transactions contemplated by the Merger Agreement will be assumed by Knight-Swift and converted into an award of restricted shares denominated in shares of Knight-Swift Common Stock. Each converted award will continue to have the same terms and conditions, including with respect to vesting, acceleration and forfeiture, as applied to the corresponding Company Restricted Share prior to the Effective Time, except that each such award will cover the number of shares of Knight-Swift Common Stock equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Company Common Stock subject to such award of Company Restricted Shares multiplied by (ii) the Exchange Ratio.
●	Company PSUs. Each restricted stock unit with respect to Company Common Stock that is subject to outstanding performance-based vesting criteria (each a “Company PSU”) that is vested immediately prior to the Effective Time (but not yet settled) or that vests solely as a result of the Merger or the transactions contemplated by the Merger Agreement will be cancelled and converted into the right to receive an amount in cash (without interest) equal to (i) the number of shares of Company Common Stock subject to such Company PSU immediately prior to the Effective Time multiplied by (ii) the Per Share Price, less applicable taxes required to be withheld. Each Company PSU that is not vested immediately prior to the Effective Time will be assumed by Knight-Swift and converted into a corresponding restricted stock unit award with respect to shares of Knight-Swift Common Stock. Each converted award will continue to have the same terms and conditions, including with respect to vesting, acceleration and forfeiture, as applied to the corresponding Company RSU prior to the Effective Time, except that each such award will cover that number of shares of Knight-Swift Common Stock equal to the product of (rounded down to the nearest whole number): (A) the number of shares of Company Common Stock subject to the unvested portion of the corresponding award of Company RSUs at the Effective Time (with performance-based vesting conditions deemed satisfied at 100% of target level achievement) multiplied by (B) the Exchange Ratio.
●	Company Options. All options to purchase shares of Company Common Stock outstanding immediately prior to the Effective Time will be cancelled for no consideration or payment at the Effective Time.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including:

●	the adoption of the Merger Agreement and the Merger by a majority of the voting power of the Company Common Stock entitled to vote on the Merger Agreement and the Merger (the “Single Class Vote”);

●	the adoption of the Merger Agreement and the Merger by holders of a majority of the outstanding shares of Company Class B Common Stock (voting as a single class) entitled to vote on the Merger Agreement and the Merger (the “Class B Vote” and together with the Single Class Vote, the “Statutory Merger Stockholder Approvals”);
●	the adoption of an amendment to the Company’s Third Amended and Restated Articles of Incorporation (the “Charter Amendment”) by (i) a majority of the voting power of the Company Common Stock entitled to vote on the Charter Amendment, (ii) the holders of a majority of the outstanding shares of Company Class A Common Stock (voting as a single class) entitled to vote on the Charter Amendment, and (iii) the holders of a majority of the outstanding shares of Company Class B Common Stock (voting as a single class) entitled to vote on the Charter Amendment, (collectively, the “Statutory Charter Amendment Stockholder Approvals”);
●	in connection with the Single Class Vote, a majority of the outstanding shares of Company Common Stock (other than the shares owned by (i) the Rollover Holders, certain trusts and entities and family members of the Company’s Executive Chairman, Max L. Fuller, and the Company’s Chief Executive Officer, William E. Fuller, and their Affiliates (as defined in the Merger Agreement), (ii) Knight-Swift and its Affiliates, and (iii) the directors and executive officers of the Company), having been cast in favor of the Merger Agreement and the Merger, with each share of Company Common Stock counted equally for this purpose (the “Majority-of-the-Minority-Approval Condition” and, together with the Statutory Merger Stockholder Approvals and the Statutory Charter Amendment Stockholder Approvals, the “Requisite Stockholder Approval”);
●	the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
●	the absence of any outstanding law, regulation, or order, enacted, entered, or enforced by any governmental entity that prevents, materially restrains, materially impairs, or makes illegal the consummation of the Charter Amendment or the Merger;
●	the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, as of the date of the closing of the Merger (except to the extent that any such representation or warranty expressly speaks as of an earlier date);
●	compliance in all material respects with the covenants and obligations contained in the Merger Agreement required to be performed and complied with at or prior to closing; and
●	the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement).

The closing of the Merger is not subject to a financing condition. Under the terms of the Merger Agreement, consummation of the Merger will occur on the third business day following the satisfaction or waiver of the conditions to closing of the Merger other than those conditions to be satisfied at closing. Until the closing, the Company will continue to operate as an independent company.

If the Merger is consummated, the Class A Common Stock of the Company will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In the first quarter of 2023, the Company incurred approximately $3.0 million of Merger related costs that are recorded in general and other operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss).

Charter Amendment

In connection with the Merger Agreement, the Company will take all actions to adopt the Charter Amendment, effective immediately prior to the Effective Time to revise Section 3.2(e) thereto to exempt the transactions contemplated by the Merger Agreement (including the Merger) from the application thereof.

Rollover Agreement

In connection with the Merger Agreement, the Rollover Holders will roll over approximately one-third of their Company Common Stock (the “Rollover Shares”) as set forth in a separate Rollover Agreement (the “Rollover Agreement”). The Rollover Shares will not be converted into the right to receive the Per Share Price, but instead, immediately prior to the Effective Time, will be contributed to Holdings, in exchange for two classes of units in Holdings intended to be approximately equivalent to a 10% equity position in the entity that will hold the Company business unit of Knight-Swift after consummating the Merger (the “Company Unit”). Under an amended and restated operating agreement of Holdings, the units received by the Rollover Holders will have certain limited consent rights and be subject to certain optional and mandatory purchase provisions during the five-year period post-closing. One class of membership interests will be subject to put and call rights at a defined fair market value measure in favor of the Rollover Holders and Knight-Swift, respectively and will be purchased by Knight-Swift at that defined fair market value measure if outstanding at the fifth anniversary of the Merger. In order for the put right to become exercisable, it is subject to a $175 million minimum adjusted operating income threshold for the Company Unit. In addition, Knight-Swift will have a call right, exercisable only within the first 15 months after closing, at an exercise price of approximately $140 million. The second class of membership interests will be repurchased by Knight-Swift for $40 million if the Company Unit achieves $250 million in adjusted operating income for a trailing annual period at or prior to the fifth anniversary of closing. If such threshold is not met, the second class of interests will be forfeited for no value.

The Rollover Agreement terminates upon the earliest to occur of (i) the valid termination of the Merger Agreement in accordance with its terms or (ii) the mutual written consent of Knight-Swift and the Rollover Holders.

Support Agreement

In connection with entering into the Merger Agreement, on March 20, 2023, the Company, the members of the Special Committee of the Board of Directors comprised solely of disinterested and independent directors (the “Special Committee”) and the Rollover Holders, who collectively beneficially own approximately 58% of the voting power of the Company, have entered into an Irrevocable Proxy and Agreement (the “Support Agreement”), pursuant to which, among other things, the Rollover Holders have granted an irrevocable proxy in favor of the Special Committee (acting as a majority) to vote the shares owned by the Rollover Holders: (i) in favor of (a) the approval of the Charter Amendment, (b) the adoption of the Merger Agreement and the approval of the Merger, (c) the approval of any advisory proposal with respect to “golden parachute compensation,” (d) the approval of any proposal to adjourn or postpone any stockholder meeting relating to the Merger to a later date if the Company proposes or requests such postponement or adjournment, and (e) the approval of any other proposal to be voted upon or consented to by the Company stockholders at any stockholder meeting relating to the Merger or at other meeting of stockholders or in respect of any proposed action by written consent, the approval of which is necessary for the consummation of the Merger and the other transactions contemplated by the Merger Agreement, but only to the extent that such Rollover Shares are entitled to be voted on or consent to such proposal, and (ii) against (a) any proposal, action, or agreement that would reasonably be expected to result in a breach of any covenant, representation, or warranty or other obligation or agreement of the Company contained in the Merger Agreement or that would reasonably be expected to result in any condition set forth in the Merger Agreement not being satisfied or not being fulfilled prior to the Termination Date, (b) any proposal to amend the articles of incorporation or bylaws of the Company, other than the Charter Amendment, (c) any Acquisition Proposal, (d) any reorganization, dissolution, liquidation, winding up, or similar extraordinary transaction involving the Company (except as contemplated by the Merger Agreement), and (e) any other proposal, action, or agreement that would reasonably be expected to prevent or materially impede or materially delay the approval of the Charter Amendment or the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement.

Under the Merger Agreement, the Company has agreed to (i) cause the proxy holder to cause the shares subject to the Support Agreement to appear at and be counted as present for purposes of establishing a quorum and to vote or consent pursuant to the terms of the Support Agreement, and (ii) enforce the terms of the Support Agreement, and not amend, modify, waive, or terminate any provision of the Support Agreement without the prior written consent of Knight-Swift.

The Support Agreement terminates upon the earliest to occur of (i) the valid termination of the Merger Agreement in accordance with its terms or (ii) the Effective Time.

Stockholders’ Agreement

On March 20, 2023, the Company amended (the “Second Amendment”) that certain Stockholders’ Agreement (the “Stockholders’ Agreement”) among the Company and certain members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them), including without limitation executive officers and/or directors Max L. Fuller and William E. Fuller. The Second Amendment provides that the restrictions on Transfer (as defined in the Stockholders’ Agreement) contained in Section 2.1 of the Stockholders' Agreement will not apply to any Transfer to Knight-Swift or any subsidiary thereof.

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

This report contains certain statements that may be considered forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and such statements are subject to the safe harbor created by those sections and the Private Securities Litigation Reform Act of 1995, as amended. All statements, other than statements of historical or current fact, are statements that could be deemed forward-looking statements, including without limitation: any projections of earnings, revenues or other financial items; any statement of plans, strategies, outlook, growth prospects or objectives of management for future operations; our operational and financial targets; general economic trends, performance or conditions and trends in the industry and markets; the competitive environment in which we operate; any statements concerning proposed new services, technologies or developments; and any statement of belief and any statements of assumptions underlying any of the foregoing. In this Form 10-Q, statements relating to the Merger Agreement and the Merger, the impact of new accounting standards, expected freight demand, capacity, and volumes, potential results of a default under our Credit Facility or other debt agreements, expected sources of working capital and liquidity (including our mix of debt, finance leases, and operating leases as means of financing revenue equipment), as well as the adequacy of working capital and liquidity, expected capital expenditures, expected fleet age and mix of owned versus leased equipment, future interest expense, future utilization of independent contractors, future fluctuations in purchased transportation expense and fuel surcharge reimbursement, future driver market conditions and driver turnover and retention rates, any projections of earnings, revenues, cash flows, capital expenditures, margins, or other financial items, expected cash flows, any statements regarding future economic conditions or performance, any statement of plans, strategies, programs and objectives of management for future operations, including the anticipated impact of such plans, strategies, programs and objectives, future rates and prices, future depreciation and amortization, future salaries, wages, and related expenses, including driver compensation, future insurance and claims expense, future fluctuations in fuel costs and fuel surcharge revenue, including the future effectiveness of our fuel surcharge program, strategies for managing fuel costs, and future fleet size and management, among others, are forward-looking statements. Such statements may be identified by their use of terms or phrases such as “believe,” “may,” “could,” “should,” “expects,” “estimates,” “projects,” “anticipates,” “plans,” “intends,” “outlook,” “strategy,” “target,” “optimistic,” “focus,” “seek,” “potential,” “goal,” “continue,” “will,” derivations thereof, and similar terms and phrases.  Such statements are based on currently available operating, financial and competitive information. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, which could cause future events and actual results to differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. Readers should review and consider the factors discussed in “Item 1A. Risk Factors,” set forth in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, along with various disclosures in our press releases, stockholder reports, and other filings with the SEC.

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

Overview

We are one of the largest asset-based truckload carriers in the United States by revenue, generating over $2.2 billion in total operating revenue in 2022. We provide services primarily throughout the United States, with a focus in the densely populated and economically diverse eastern half of the United States. We offer customers a broad portfolio of services using our own truckload fleet and third-party carriers through our asset-light freight brokerage network. As of March 31, 2023, our fleet consisted of approximately 7,200 tractors and approximately 15,100 trailers, including approximately 1,000 tractors provided by independent contractors. Our terminal network is established and capable of handling significantly larger volumes without meaningful additional investment.

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

Total revenue for the first quarter of 2023 decreased by $24.5 million to $492.7 million as compared to the first quarter of 2022. The decrease was primarily the result of a $42.3 million decrease in Brokerage revenue offset by a $15.8 million increase in Truckload revenue and a $2.0 million increase in fuel surcharge revenue. Excluding the impact of fuel surcharge revenue, first quarter revenue decreased $26.5 million to $437.8 million, a decrease of 5.7% as compared to the prior year quarter.

Operating loss for the first quarter of 2023 was $29.9 million compared to operating loss of $0.2 million in the first quarter of 2022. Our profitability decreased primarily due to increased insurance claims and premiums of $18.8 million, a 3.5% decrease in average revenue per mile, higher net fuel costs and a $3.0 million charge related to the Merger, partially offset by a 12.5% increase in our in our available tractors and a $0.9 million improvement in our Brokerage operating income.

Merger Agreement

On March 20, 2023, the Company entered into the Merger Agreement with Knight-Swift and Merger Subsidiary. The Merger Agreement provides, among other things, and subject to the terms and conditions set forth therein, that Merger Subsidiary will be merged with and into the Company, with the Company surviving as an indirect subsidiary of Knight-Swift (the “Merger”).

At the effective time of the Merger and as a result of the Merger:

●	Each share of Company Common Stock issued and outstanding immediately prior to the Effective Time will be converted into the right to receive $6.15 in cash, without interest (such amount per share, the “Per Share Price”), other than (i) those shares of Company Common Stock owned by the Company as treasury stock, or by Knight-Swift or Merger Subsidiary, (ii) Company Restricted Shares (described below) and (iii) any shares of Company Common Stock owned by any wholly owned subsidiary of Knight-Swift, Merger Subsidiary or of the Company (including the shares subject to the Rollover Agreement described below).
●	In lieu of receipt of the Per Share Price for approximately one-third of their shares of Company Common Stock, Max L. Fuller, FSBSPE 1, LLC, FSBSPE 2, LLC, FSBSPE 3, LLC, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller and Max Fuller Family Limited Partnership (collectively, the “Rollover Holders”) will, immediately prior to the Effective Time, contribute such shares of Company Common Stock to Holdings, in exchange for certain classes of units of Holdings, pursuant to the Rollover Agreement.
●	See Note 11 to the accompanying unaudited condensed consolidated financial statements for details regarding the treatment of Company RSUs, Company Restricted Shares, and Company PSUs, and Company Options.

The obligations of the parties to consummate the Merger are subject to the satisfaction or waiver of customary closing conditions set forth in the Merger Agreement, including the conditions described in Note 11 to the accompanying unaudited condensed consolidated financial statements.

The closing of the Merger is not subject to a financing condition. Under the terms of the Merger Agreement, consummation of the Merger will occur on the third business day following the satisfaction or waiver of the conditions to closing of the Merger other than those conditions to be satisfied at closing. Until the closing, the Company will continue to operate as an independent company.

If the Merger is consummated, the Class A Common Stock of the Company will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.

In the first quarter of 2023, the Company incurred approximately $3.0 million of Merger related costs that are recorded in general and other operating expenses within the unaudited condensed consolidated statements of comprehensive income (loss).

Charter Amendment

In connection with the Merger Agreement, the Company will take all actions to adopt the Charter Amendment, effective immediately prior to the Effective Time to revise Section 3.2(e) thereto to exempt the transactions contemplated by the Merger Agreement (including the Merger) from the application thereof.

Rollover Agreement

In connection with the Merger Agreement, the Rollover Holders will roll over approximately one-third of their Company Common Stock (the “Rollover Shares”) as set forth in a separate Rollover Agreement (the “Rollover Agreement”). The Rollover Shares will not be converted into the right to receive the Per Share Price, but instead, immediately prior to the Effective Time, will be contributed to Holdings, in exchange for two classes of units in Holdings intended to be approximately equivalent to a 10% equity position in the entity that will hold the Company business unit of Knight-Swift after consummating the Merger (the “Company Unit”). Under an amended and restated operating agreement of Holdings, the units received by the Rollover Holders will have certain limited consent rights and be subject to certain optional and mandatory purchase provisions during the five-year period post-closing. One class of membership interests will be subject to put and call rights at a defined fair market value measure in favor of the Rollover Holders and Knight-Swift, respectively and will be purchased by Knight-Swift at that defined fair market value measure if outstanding at the fifth anniversary of the Merger. In order for the put right to become exercisable, it is subject to a $175 million minimum adjusted operating income threshold for the Company Unit. In addition, Knight-Swift will have a call right, exercisable only within the first 15 months after closing, at an exercise price of approximately $140 million. The second class of membership interests will be repurchased by Knight-Swift for $40 million if the Company Unit achieves $250 million in adjusted operating income for a trailing annual period at or prior to the fifth anniversary of closing. If such threshold is not met, the second class of interests will be forfeited for no value.

The Rollover Agreement terminates upon the earliest to occur of (i) the valid termination of the Merger Agreement in accordance with its terms or (ii) the mutual written consent of Knight-Swift and the Rollover Holders.

Support Agreement

In connection with entering into the Merger Agreement, on March 20, 2023, the Company, the members of the Special Committee and the Rollover Holders, who collectively beneficially own approximately 58% of the voting power of the Company, have entered into an Irrevocable Proxy and Agreement (the “Support Agreement”), pursuant to which, among other things, the Rollover Holders have granted an irrevocable proxy in favor of the Special Committee (acting as a majority) to vote the shares owned by the Rollover Holders: (i) in favor of (a) the approval of the Charter Amendment, (b) the adoption of the Merger Agreement and the approval of the Merger, (c) the approval of any advisory proposal with respect to “golden parachute compensation,” (d) the approval of any proposal to adjourn or postpone any stockholder meeting relating to the Merger to a later date if the Company proposes or requests such postponement or adjournment, and (e) the approval of any other proposal to be voted upon or consented to by the Company stockholders at any stockholder meeting relating to the Merger or at other meeting of stockholders or in respect of any proposed action by written consent, the approval of which is necessary for the consummation of the Merger and the other transactions contemplated by the

Merger Agreement, but only to the extent that such Rollover Shares are entitled to be voted on or consent to such proposal, and (ii) against (a) any proposal, action, or agreement that would reasonably be expected to result in a breach of any covenant, representation, or warranty or other obligation or agreement of the Company contained in the Merger Agreement or that would reasonably be expected to result in any condition set forth in the Merger Agreement not being satisfied or not being fulfilled prior to the Termination Date, (b) any proposal to amend the articles of incorporation or bylaws of the Company, other than the Charter Amendment, (c) any Acquisition Proposal, (d) any reorganization, dissolution, liquidation, winding up, or similar extraordinary transaction involving the Company (except as contemplated by the Merger Agreement), and (e) any other proposal, action, or agreement that would reasonably be expected to prevent or materially impede or materially delay the approval of the Charter Amendment or the consummation of the Merger or any of the other transactions contemplated by the Merger Agreement.

Under the Merger Agreement, the Company has agreed to (i) cause the proxy holder to cause the shares subject to the Support Agreement to appear at and be counted as present for purposes of establishing a quorum and to vote or consent pursuant to the terms of the Support Agreement, and (ii) enforce the terms of the Support Agreement, and not amend, modify, waive, or terminate any provision of the Support Agreement without the prior written consent of Knight-Swift.

The Support Agreement terminates upon the earliest to occur of (i) the valid termination of the Merger Agreement in accordance with its terms or (ii) the Effective Time.

Stockholders’ Agreement

On March 20, 2023, the Company amended (the “Second Amendment”) that certain Stockholders’ Agreement (the “Stockholders’ Agreement”) among the Company and certain members of the Fuller and Quinn families (or trusts for the benefit of any of them or entities owned by any of them), including without limitation executive officers and/or directors Max L. Fuller and William E. Fuller. The Second Amendment provides that the restrictions on Transfer (as defined in the Stockholders’ Agreement) contained in Section 2.1 of the Stockholders' Agreement will not apply to any Transfer to Knight-Swift or any subsidiary thereof.

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

Approximately 12.5% of our total tractor fleet was operated by independent contractors as of March 31, 2023. Independent contractors provide a tractor and a driver and are responsible for all of the costs of operating their equipment and drivers, including interest and depreciation, vehicle rents, driver compensation, fuel and other expenses, in exchange for a fixed payment per mile or percentage of revenue per invoice plus a fuel surcharge pass-through. Payments to independent contractors are recorded in the “Purchased transportation” line item. When independent contractors increase as a percentage of our total tractor fleet, our “Purchased transportation” line item typically will increase, with offsetting reductions in employee driver wages and related expenses, net of fuel (assuming all other factors remain equal). The reverse is true when the percentage of our total fleet operated by company drivers increases.

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

A summary of our revenue generated for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Revenue, before fuel surcharge	$437,822	$464,327
Fuel surcharge	54,904	52,861
Total operating revenue	$492,726	$517,188

For the three months ended March 31, 2023, the primary factors driving the decreases in total operating revenue and revenue, before fuel surcharge, were decreased pricing in our Truckload segment, decreased loads in our Brokerage segment and decreased miscellaneous revenues, partially offset by increased available tractors, and increased pricing in our Brokerage segment.

A summary of our revenue generated by type for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Truckload revenue, before fuel surcharge	$386,244	$370,399
Fuel surcharge	54,904	52,861
Total Truckload operating revenue	441,148	423,260
Brokerage operating revenue	51,578	93,928
Total operating revenue	$492,726	$517,188

The following is a summary of our key Truckload segment performance indicators, before fuel surcharge, for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
Over the road
Average revenue per tractor per week	$3,567	$3,840
Average revenue per mile	$2.251	$2.545
Average revenue miles per tractor per week	1,584	1,509
Average tractors	4,359	3,653
Dedicated
Average revenue per tractor per week	$4,797	$4,709
Average revenue per mile	$3.108	$2.813
Average revenue miles per tractor per week	1,543	1,674
Average tractors	2,658	2,586
Consolidated
Average revenue per tractor per week	$4,033	$4,200
Average revenue per mile	$2.571	$2.663
Average revenue miles per tractor per week	1,569	1,577
Average tractors	7,017	6,239

For the quarter ended March 31, 2023, the primary factors driving the increases in Truckload revenue were a 12.5% increase in available tractors partially offset by a 3.5% decrease in average revenue per mile and a $13.3 million decrease in miscellaneous revenues. The decrease in average revenue per loaded mile was primarily due to an approximate 37.0% decrease in spot rates partially offset by an approximate 9.0% increase in contractual rates. During the first quarter of 2023, revenue generated from spot rates increased approximately 30.1% compared to the same period in 2022. Fuel surcharge revenue increased by $2.0 million, or 3.9%, to $54.9 million, compared with $52.9 million in the first quarter of 2022.  The increase in fuel surcharge revenue primarily relates to increased revenue miles of 15.9 million combined with increased fuel prices compared to the same quarter in 2022, partially offset by the increase in volumes in the spot market which generally do not include fuel surcharge revenues. The DOE national weekly average fuel price per gallon averaged approximately $.25 per gallon higher for the first quarter of 2023 compared to the same quarter of 2022.

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

	Three Months Ended
	March 31,
	2023		2022
	$	%	$	%
Brokerage operating revenue	51,578	100.0	93,928	100.0
Brokerage operating expenses
Brokerage purchased transportation	41,227	79.9	81,277	86.5
Brokerage other operating expenses	9,958	19.3	13,134	14.0
Total Brokerage operating expenses	51,185	99.2	94,411	100.5
Brokerage operating income	393	0.8	(483)	(0.5)

The primary factors driving the decrease in Brokerage operating revenue were a 51.2% decrease in load count partially offset by a 12.5% increase in average revenue per load. We experienced an increase in our Brokerage operating income to $0.4 million compared to a loss of $0.5 million in 2022. The increase in Brokerage operating income was due primarily to the increase in revenue per load of 12.5% exceeding the 3.9% increase in cost per load as compared to 2022.

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

The following is a summary of our salaries, wages, and benefits for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Salaries, wages and benefits	$181,704	$169,028
% of total operating revenue	36.9%	32.7%
% of revenue, before fuel surcharge	41.5%	36.4%

The increase in salaries, wages, and benefits was due primarily to $17.2 million in higher driver wages, which was the result of increased company driver miles of 18.9 million while driver pay per mile remained constant partially offset by a $5.7 million decrease in office wages due primarily to the implementation of the Realignment Plan, we announced in September 2022. Our group health and workers’ compensation expense increased 9.4% primarily due to increased workers compensation premiums and claims expense as compared to the same period in 2022.

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

The following is a summary of our fuel and fuel taxes for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Fuel and fuel taxes	$74,606	$65,043
% of total operating revenue	15.1%	12.6%
% of revenue, before fuel surcharge	17.0%	14.0%

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

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Total fuel surcharge revenue	$54,904	$52,861
Less: fuel surcharge revenue reimbursed to independent contractors	9,312	9,597
Company fuel surcharge revenue	45,592	43,264
Total fuel and fuel taxes	$74,606	$65,043
Less: company fuel surcharge revenue	45,592	43,264
Net fuel expense	$29,014	$21,779
% of total operating revenue	5.9%	4.2%
% of revenue, before fuel surcharge	6.6%	4.7%

During the first quarter of 2023, the net fuel expense increase as a percentage of revenue before fuel surcharge is primarily due to our excess exposure to the spot market which generally does not have adequate fuel surcharge revenue to offset increased fuel prices partially offset by a $2.3 million increase in company fuel surcharge revenue as compared to 2022.

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

The following is a summary of our vehicle rents and depreciation and amortization for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Vehicle rents	$31,661	$24,294
Depreciation and amortization, net of (gains) losses on sale of property	27,309	18,717
Vehicle rents and depreciation and amortization of property and equipment	$58,970	$43,011
% of total operating revenue	12.0%	8.3%
% of revenue, before fuel surcharge	13.5%	9.3%

The increase in absolute dollar terms of vehicle rents was primarily due to increased tractors and trailers financed under operating leases compared to 2022. The increase in depreciation and amortization, net of (gains) losses on sale of property, is due in part to increased owned tractors along with increased depreciation per tractor, increased losses on sale of equipment of $8.6 million offset by a gain on sale of terminal of $3.2 million compared to 2022. During the first quarter of 2022, we recorded a software impairment of $2.2 million.

Purchased Transportation

Purchased transportation consists of the payments we make to independent contractors, including fuel surcharge reimbursements paid to independent contractors, in our Truckload segment, and payments to third-party carriers in our Brokerage segment.

The following is a summary of our purchased transportation for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Purchased transportation	$96,452	$150,584
% of total operating revenue	19.6%	29.1%
% of revenue, before fuel surcharge	22.0%	32.4%

Because we reimburse independent contractors for fuel surcharges we receive, we subtract fuel surcharge revenue reimbursed to them from our purchased transportation. The result, referred to as purchased transportation, net of fuel surcharge reimbursements, is evaluated as a percentage of total operating revenue and as a percentage of revenue, before fuel surcharge, as shown below:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Purchased transportation	$96,452	$150,584
Less: fuel surcharge revenue reimbursed to independent contractors	9,312	9,597
Purchased transportation, net of fuel surcharge reimbursement	$87,140	$140,987
% of total operating revenue	17.7%	27.3%
% of revenue, before fuel surcharge	19.9%	30.4%

Brokerage purchased transportation decreased $40.1 million, or 49.3%, due to a 51.2% decrease in load count offset by a 3.9% increase in cost per load as compared to 2022. Truckload purchased transportation decreased $13.7 million, or 23.1% primarily due to decreased miscellaneous revenue combined with decreased independent contractor miles of 10.7% as compared to 2022.

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

The following is a summary of our insurance premiums and claims expense for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Insurance premiums and claims	$38,919	$20,139
% of total operating revenue	7.9%	3.9%
% of revenue, before fuel surcharge	8.9%	4.3%

The primary factors driving the increase in insurance premiums and claims were increased auto liability claims and premium expenses due to adverse developments in prior year claims combined with increased current year auto liability claims and to a lesser extent physical damage claims expense due to increased frequency and average dollars per claim.

General and Other Operating Expenses

General and other operating expenses consist primarily of legal and professional services fees, general and administrative expenses and other costs.

The following is a summary of our general and other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
General and other operating expenses	$18,846	$17,319
% of total operating revenue	3.8%	3.3%
% of revenue, before fuel surcharge	4.3%	3.7%

General and other expenses increased primarily due to $3.0 million in merger related expenses partially offset by a decrease in other professional and administrative expenses as compared to 2022.

Interest Expense

Interest expense consists of cash interest and amortization of deferred financing fees.

The following is a summary of our interest expense for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Interest expense, excluding non-cash items	$6,638	$3,656
Deferred financing amortization	398	151
Interest expense, net	$7,036	$3,807

Interest expense increased primarily due to increased borrowings and higher interest rates as compared to the same period in 2022.

Other

During the first quarter of 2023, we recorded an unrealized loss of $0.1 million related to our investment in TuSimple compared to a $8.4 million loss in the same quarter in 2022.

Liquidity and Capital Resources

Overview

On March 20, 2023, the Company entered into the Merger Agreement.  The Company has agreed to various covenants and agreements, including, among others, agreements to conduct business in the ordinary course of business consistent with past practice during the period between the execution of the Merger Agreement and the effective time of the Merger.  Outside of certain limited exceptions, we may not take, authorize, commit, resolve, or agree to do certain actions without Knight-Swift’s consent, including, without limitation:

●	acquiring businesses and disposing of assets;
●	incurring expenditures and indebtedness above specified thresholds;
●	issuing equity; and
●	declaring dividends.

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

Borrowings under the Credit Facility are subject to a borrowing base limited to the lesser of (A) $250.0 million; or (B) the sum of (i) 87.5% of eligible billed accounts receivable, plus (ii) 85.0% of eligible unbilled accounts receivable (less than 30 days), plus (iii) 85.0% of the net orderly liquidation value percentage applied to the net book value of eligible revenue equipment, plus (iv) the lesser of (a) 80.0% the fair market value of eligible real estate or (b) $25.0 million. The Credit Facility contains a single springing financial covenant, which requires a consolidated fixed charge coverage ratio of at least 1.0 to 1.0.  The financial covenant is tested only in the event excess availability under the Credit Facility is less than the greater of (A) 10.0% of the lesser of the borrowing base or revolving credit facility or (B) $20.0 million. Based on excess availability as of March 31, 2023, there was no fixed charge coverage ratio requirement.

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

The Company has letters of credit of $32.1 million outstanding as of March 31, 2023. The letters of credit are maintained primarily to support the Company’s insurance program.

See Notes 5 and 6 to the accompanying unaudited condensed consolidated financial statements for additional disclosures regarding our debt and leases, respectively.

Cash Flows

Our summary statements of cash flows for the three months ended March 31, 2023 and 2022 are set forth in the table below:

	Three Months Ended
	March 31,
	2023	2022

	(dollars in thousands)
Net cash used in operating activities	$(3,346)	$(5,692)
Net cash used in investing activities	$(20,837)	$(39,271)
Net cash provided by financing activities	$24,871	$41,847

Operating Activities

The increase in cash flows from operating activities was due primarily to a $47.3 million decrease in operating assets offset by a $24.3 million decrease in net income adjusted for noncash items, combined with a $20.6 million decrease in our operating liabilities. The decrease in operating assets is primarily due to decreased growth in Brokerage receivables in 2023 compared to 2022 partially offset by an increase in Truckload receivables. The decrease in operating liabilities was due in part to decreased Brokerage purchase transportation due to fewer loads combined with decreased accrued wages and benefits due to timing of payments offset by increased insurance reserves.  Our decrease in net income adjusted for noncash items was due in part to increased insurance and claims expense, increased fuel costs per mile, decreased average revenue per mile, partially offset by increased available tractors.

Investing Activities

The decrease in net cash flows used in investing activities was primarily a result of decreased tractor purchases combined with increased proceeds from sales of used equipment compared to 2022. During 2023, our net miscellaneous capital expenditures decreased $8.3 million primarily due to the sale of a terminal leased to a former subsidiary combined with reduced computer software expenditures as compared to 2022.

Financing Activities

The decrease in net cash flows provided by financing activities is due in part to decreased borrowings under our Credit Facility along with increased payments of long-term debt as compared to the same period in 2022.

Working Capital

As of March 31, 2023, we had a working capital deficit of $124.1 million, representing a $44.7 million decrease in our working capital from March 31, 2022. The decrease in working capital was primarily the result of increased current maturities of long-term debt and the current portion of operating lease liabilities. When we analyze our working capital, we typically exclude balloon payments in the current maturities of long-term debt and current portion of operating lease liabilities as these payments are typically either funded with the proceeds from equipment sales or addressed by extending the maturity of such payments. We believe this facilitates a more meaningful analysis of our changes in working capital from period-to-period. Excluding balloon payments included in current maturities of long-term debt and current portion of operating lease liabilities as of March 31, 2023, we had a working capital deficit of $11.8 million, compared with a working capital deficit of $49.5 million at March 31, 2022. The increase in working capital was primarily the result of decreased accounts payable and accrued wages and benefits offset by decreased accounts receivable.

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

Contractual Obligations

During the three months ended March 31, 2023, there were no material changes in our commitments or contractual obligations.

Critical Accounting Policies

We have reviewed our critical accounting policies and considered whether any new critical accounting estimates or other significant changes to our accounting policies require any additional disclosures. There have been no significant changes to our accounting policies since the disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risks have not changed materially from the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. This evaluation is performed to determine if our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s  rules and forms. The CEO and CFO have concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2023, there were no material changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.         RISK FACTORS

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. Our Annual Report on Form 10-K for the year ended December 31, 2022, in the section entitled "Item 1A. Risk Factors," describe some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors.  The risk factor set forth below should be read in conjunction with the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2022. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Risks related to the Merger could materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our stockholders and the receipt of required regulatory consents and approvals.  We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger.  Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable).  Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Each party’s obligation to consummate the Merger is subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing.  In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of the Special Committee to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement).  As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

In addition, we are subject to the following risks related to the Merger:

●	the Merger may involve significant unexpected transaction costs and/or unknown or inestimable liabilities or delays;
●	our business may suffer as a result of uncertainty surrounding the Merger;
●	stockholder litigation in connection with the Merger may affect the timing or occurrence of the Merger or result in significant costs of defense, indemnification and liability;
●	the proposed transactions may disrupt our current plans and operations or divert management’s attention from ongoing business operations and relationships with customers, employees, drivers or suppliers;
●	effects relating to the announcement of the proposed transaction or any further announcements or the consummation of the proposed transaction (of failure thereof) on the market price of the Company’s common stock;
●	impacts of actions and behaviors of customers, suppliers, employees, drivers or competitors; and
●	difficulties with our ability to retain and hire key personnel and maintain relationships with third parties as a result of the proposed Merger may occur.

The occurrence of any of these events individually or in combination could affect the Company’s business, financial condition, results of operations, cash flows, projected results, and future prospects.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2023, we did not engage in unregistered sales of securities or any other transactions required to be reported under this Item 2 of Part II on Form 10-Q.

The payment of cash dividends is currently limited by our financing arrangements, including certain covenants under the Credit Facility, as well as the Merger Agreement.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6.           EXHIBITS

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of March 20, 2023, by and among U.S. Xpress Enterprises, Inc., Knight-Swift Transportation Holdings Inc. and Liberty Merger Sub Inc. (incorporated by reference to Exhibit 2.1 filed with the Company’s Current Report on Form 8-K filed on March 21, 2023).

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
10.1

Rollover Agreement, dated as of March 20, 2023, by and among Knight-Swift Transportation Holdings Inc., Liberty Holdings Topco LLC, Max L. Fuller, FSBSPE 1, LLC, FSBSPE 2, LLC, FSBSPE 3, LLC, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller and Max Fuller Family Limited Partnership (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on March 21, 2023).

10.2

Irrevocable Proxy and Agreement, dated as of March 20, 2023, by and among U.S. Xpress Enterprises, Inc., the members of the Special Committee, Max L. Fuller, FSBSPE 1, LLC, FSBSPE 2, LLC, FSBSPE 3, LLC, Fuller Family Enterprises, LLC, William E. Fuller, Max L. Fuller, Max L. Fuller 2008 Irrevocable Trust FBO William E. Fuller and Max Fuller Family Limited Partnership (incorporated by reference to Exhibit 10.2 filed with the Company’s Current Report on Form 8-K filed on March 21, 2023).

10.3

Second Amendment to Stockholders’ Agreement, dated as of March 20, 2023, by and among U.S. Xpress Enterprises, Inc., Max L. Fuller, Fuller Family Enterprises, LLC, FSBSPE 1, LLC, FSBSPE 2, LLC, FSBSPE 3, LLC, William E. Fuller, Irrevocable Trust FBO William E. Fuller, Max Fuller Family Limited Partnership, Irrevocable Trust FBO Stephen C. Fuller and Irrevocable Trust FBO Christopher M. Fuller (incorporated by reference to Exhibit 10.3 filed with the Company’s Current Report on Form 8-K filed on March 21, 2023).

31.1#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Principal Executive Officer
31.2#	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Principal Financial Officer
32.1##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Fuller, the Company’s Chief Executive Officer
32.2##	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Eric Peterson, the Company’s Chief Financial Officer
101.INS#	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH#	Inline XBRL Taxonomy Extension Schema Document
101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104#	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

#     Filed herewith.

##   Furnished herewith.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. XPRESS ENTERPRISES, INC.

Date: May 10, 2023	By:	/s/ Eric Peterson
Eric Peterson
Chief Financial Officer